Form 10-Q/A
period 2016-06-30
NantHealth, Inc.
filed 2016-09-14
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-Q

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

EXPLANATORY NOTE

NantHealth, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which was originally filed on August 15, 2016 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to Amendment No. 1 provides the Condensed Consolidated and Combined financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the addition of Exhibit 101, no other changes have been made to the Original Filing.

This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing, and does not modify or update in any way disclosures made in the Form 10-Q for the quarter ended June 30, 2016.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NantHealth, Inc.

(Registrant)

Date: September 14, 2016	/s/ Paul Holt
Paul Holt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing	Filed
				Date	Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37792	August 15, 2016

3.2	Amended and Restated Bylaws.	10-Q	001-37792	August 15, 2016

10.1+	Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of May 9, 2016, by and between the Registrant and NantOmics, LLC.	S-1/A	333-211196	June 1, 2016

10.2+	NantHealth License Agreement, dated June 19, 2015, by and between the Registrant and NantOmics, LLC, as amended.	S-1/A	333-211196	June 1, 2016

10.3#	2016 Equity Incentive Plan and form of agreement thereunder.	S-1	333-211196	May 6, 2016

10.4#	2016 Executive Incentive Compensation Plan.	S-1	333-211196	May 6, 2016

10.5	Amended and Restated Promissory Note, between Registrant and NantCapital LLC, dated May 9, 2016.	S-1/A	333-211196	May 11, 2016

10.6	Amended and Restated Promissory Note, between Registrant and NantOmics, LLC, dated May 23, 2016.	S-1/A	333-211196	May 24, 2016

10.7	Side Letter Agreement, between Registrant and NantWorks, LLC, dated May 22, 2016.	S-1/A	333-211196	May 23, 2016

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	10-Q	001-37792	August 15, 2016

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	10-Q	001-37792	August 15, 2016

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X
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

**    XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.