Form 10-Q
period 2016-09-30
NantHealth, Inc.
filed 2016-11-10
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2016 the registrant had 121,239,975 shares of common stock, par value $0.0001 per share, outstanding.

NANTHEALTH, INC.
AS OF AND FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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
These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily based on our current assumptions, expectations and projections about future events and trends that we may affect our business, financial conditions, operations results, cash flows or prospects, as well as related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements for any reason, or to conform these statements to actual results or to changes in our expectations.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NantHealth, Inc.
Condensed Consolidated and Combined Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$75,801	$5,989
Marketable securities	—	1,243
Accounts receivable, net	12,928	11,472
Inventories	1,802	2,146
Deferred implementation costs	4,539	2,224
Related party receivables, net	882	1,245
Prepaid expenses and other current assets	5,803	8,707
Total current assets	101,755	33,026
Property, plant, and equipment, net	29,412	13,899
Deferred implementation costs, net of current	7,109	1,930
Goodwill	132,729	56,718
Intangible assets, net	124,645	54,971
Investment in related party	240,297	248,191
Related party receivable, net of current	1,987	1,300
Other assets	2,277	1,918
Total assets	$640,211	$411,953

Liabilities and Stockholders' / Members' Equity
Current liabilities
Accounts payable	$6,540	$6,447
Accrued expenses	23,027	15,967
Deferred revenue	17,180	10,656
Related party payables, net	7,530	10,166
Total current liabilities	54,277	43,236
Deferred revenue, net of current	16,750	17,312
Related party interest payable	4,171	—
Related party promissory note	112,666	—
Deferred income taxes, net	780	—
Other liabilities	428	358
Total liabilities	189,072	60,906

Redeemable Series F units: 53,580,996 units issued and outstanding at December 31, 2015	—	166,042

Stockholders' / members' equity
Members' equity, 541,228,171 units issued and outstanding at December 31, 2015 (Note 16)	—	476,263
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 121,236,673 shares issued and outstanding at September 30, 2016	12	—
Additional paid-in capital	865,889	—
Accumulated deficit	(415,322)	(291,171)
Accumulated other comprehensive income (loss)	560	(87)
Total stockholders' / members' equity	451,139	185,005
Total liabilities and stockholders' / members' equity	$640,211	$411,953
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

NantHealth, Inc.
Condensed Consolidated and Combined Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015

Revenue:
Software and hardware	$2,391	$4,493	$7,214		$12,196
Software–as-a-service	14,603	4,143	43,485		11,361
Total software-related revenue	16,994	8,636	50,699		23,557
Maintenance	3,204	2,897	10,854		7,937
Sequencing and molecular analysis	77	75	122		75
Other services	5,082	2,797	14,623		6,330
Total net revenue	25,357	14,405	76,298		37,899

Cost of Revenue:
Software and hardware	764	74	1,438		(297)
Software-as-a-service	4,930	1,670	18,667		5,460
Total software-related cost of revenue	5,694	1,744	20,105		5,163
Maintenance	702	694	1,975		906
Sequencing and molecular analysis	570	39	929		39
Other services	6,564	6,725	17,621		10,402
Amortization of developed technologies	3,706	2,889	11,884		7,446
Total cost of revenue	17,236	12,091	52,514		23,956

Gross profit	8,121	2,314	23,784		13,943

Operating Expenses:
Selling, general and administrative	24,715	18,147	99,336		52,386
Research and development	13,855	7,027	48,871		16,677
Amortization of software license and acquisition-related assets	1,814	760	5,442		782
Total operating expenses	40,384	25,934	153,649		69,845
Loss from operations	(32,263)	(23,620)	(129,865)		(55,902)
Interest income (expense), net	(1,415)	1	(4,671)		(627)
Other income (expense), net	(336)	662	(75)		2,517
Loss from related party equity method investment	(2,604)	—	(7,893)		(145)
Loss before income taxes	(36,618)	(22,957)	(142,504)		(54,157)
Provision for (benefit from) income taxes	256	1	(18,353)		2
Net loss	$(36,874)	$(22,958)	$(124,151)		$(54,159)

Net income (loss) per share (1):
Basic and diluted - common stock	$(0.30)	$(0.24)	$(1.19)	(2)	$(0.62)
Basic and diluted - redeemable common stock	N/A	N/A	$0.74		N/A

Weighted average shares outstanding (1):
Basic and diluted - common stock	121,245,440	95,906,797	108,359,973		86,696,282
Basic and diluted - redeemable common stock	N/A	N/A	6,686,653		N/A

The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

NantHealth, Inc.
Condensed Consolidated and Combined Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

(1)
The net loss per share and weighted-average shares outstanding have been computed to give effect to the LLC Conversion (See Note 16) that occurred on June 1, 2016, prior to the Company’s initial public offering ("IPO").  In conjunction with the LLC Conversion, (a) all of the Company’s outstanding units automatically converted into shares of common stock, based on the relative rights of the Company's pre-IPO equityholders as set forth in the Company's limited liability company agreement and (b) the Company adopted and filed a certificate of incorporation with the Secretary of State of the state of Delaware and adopted bylaws. The Company adopted and filed an amendment to its certificate of incorporation with the Secretary of State of the state of Delaware to effect a 1-for-5.5 reverse stock split of its common stock on June 1, 2016. See Note 18 for the calculation of net loss per share for common stock and redeemable common stock for the nine months ended September 30, 2016.

(2)
The net loss per share for the common stock for the nine months ended September 30, 2016 reflects $4,958 in accretion value allocated to the redeemable common stock. The redeemable common stock contained a put right, which expired unexercised on June 20, 2016. As a result of and as of that date, the shares were no longer redeemable and were included in common stock.

The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

NantHealth, Inc.
Condensed Consolidated and Combined Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(36,874)	$(22,958)	$(124,151)	$(54,159)
Other comprehensive income (loss), net of reclassification adjustments and taxes -
Foreign currency translation gains (losses)	254	(184)	647	(186)
Comprehensive loss	$(36,620)	$(23,142)	$(123,504)	$(54,345)
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

NantHealth, Inc.
Condensed Consolidated and Combined Stockholders’ / Members’ Equity
(In thousands, except share amounts)
(Unaudited)

	Members' Equity		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Equity
	Units	Amount	Shares	Amount

Balance at December 31, 2015	541,228,171	$476,263	—	$—	$—	$(291,171)	$(87)	$185,005
Issuance of membership interests	15,513,726	52,500	—	—	—	—	—	52,500
Stock-based compensation expense (pre LLC conversion)	—	170	—	—	—	—	—	170
Deemed capital contribution from Chairman and CEO (pre LLC conversion	—	830	—	—	—	—	—	830
Series F put right accretion (pre LLC conversion)	—	(4,375)	—	—	—	—	—	(4,375)
Conversion of members' interests	(556,741,897)	(525,388)	99,651,444	10	525,378	—	—	—
Issuance of common stock upon conversion of related party promissory note	—	—	2,899,297	—	40,590	—	—	40,590
Issuance of common stock in initial public offering, net of $13,034 in offering costs	—	—	6,900,000	1	83,565	—	—	83,566
Series F put right accretion (post LLC conversion)	—	—	—	—	(583)	—	—	(583)
Redeemable common stock put right expiration	—	—	10,714,285	1	170,999	—	—	171,000
Stock-based compensation expense (post LLC conversion)	—	—	—	—	49,172	—	—	49,172
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	—	—	1,071,647	—	(5,822)	—	—	(5,822)
Deemed capital contribution from Chairman and CEO (post LLC conversion)	—	—	—	—	2,590	—	—	2,590
Other comprehensive income	—	—	—	—	—	—	647	647
Net loss	—	—	—	—	—	(124,151)	—	(124,151)
Balance at September 30, 2016	—	$—	121,236,673	$12	$865,889	$(415,322)	$560	$451,139
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

 NantHealth, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(124,151)	$(54,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,990	10,867
Unrealized changes in fair value of marketable securities	(49)	(3,126)
Realized changes in fair value of marketable securities	49	3,359
Stock-based compensation	48,982	1,350
Deferred income taxes, net	(18,752)	—
Provision for bad debt expense	522	88
Inventory provision	479	—
Loss from related party equity method investment	7,893	145
Other non-cash expense	144	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	8,950	2,709
Inventories	(135)	839
Related party receivables, net	(324)	302
Prepaid expenses and other current assets	4,883	(5,582)
Deferred implementation costs	(6,695)	(1,783)
Accounts payable	(4,315)	1,769
Accrued expenses	1,729	11,478
Deferred revenue	3,304	(12,421)
Related party payables	2,278	(8,064)
Other assets and liabilities	71	(27)
Net cash used in operating activities	(52,147)	(52,256)
Cash flows from investing activities:
Purchase of property and equipment	(12,701)	(6,405)
Investments in unconsolidated related parties	—	(150,816)
Purchases of intangible asset	—	(5,000)
Purchases of marketable securities	(31)	—
Proceeds from sales of marketable securities	1,275	97,660
Proceeds from sales of property and equipment	138	—
Purchase of cost method investment	—	(1,750)
Acquisitions of businesses, net of cash acquired	(79,423)	(50,548)
Deferred consideration for acquisition	1,949	2,494
Net cash used in investing activities	(88,793)	(114,365)
Cash flows from financing activities:
Proceeds from issuance of membership interests	—	200,000
Deemed capital contribution from Chairman and CEO	3,420	4,790
Payment of short-term notes payable	(23,324)	—
Proceeds from (payment of) related party promissory notes	152,666	(34,502)
Proceeds from initial public offering, net of offering costs	83,566	—
Tax payments related to stock issued, net of stock withheld, for vested phantom units	(5,822)	—
	210,506	170,288
Effect of exchange rate changes on cash and cash equivalents	246	(186)
Net increase in cash and cash equivalents	69,812	3,481
Cash and cash equivalents, beginning of period	5,989	3,699
Cash and cash equivalents, end of period	$75,801	$7,180

NantHealth, Inc.
Condensed Consolidated and Combined Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$(358)	$(2,364)
Interest received	555	447
Non-cash transactions:
Transfer of marketable securities as investment in unconsolidated related party	—	99,184
NaviNet escrow receivable	1,678	—
Accretion to redemption value of Series F / redeemable common stock	4,958	—
Conversion of related party promissory note and interest payable to common stock	40,590	—
Reclassification of redeemable common stock to common stock (former Series F units)	$171,000	$—
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
As of September 30, 2016, the Company conducted the majority of its operations in the United States, Canada, the United Kingdom, Singapore and India.
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

The Company received a total of $83,566 in proceeds from its IPO, after deducting underwriting discounts and commissions and offering costs of $13,034. The offering was registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-211196), as amended (the “Registration Statement”).
Basis of Presentation
The accompanying unaudited Condensed Consolidated and Combined Financial Statements include the accounts of NantHealth and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These Financial Statements have been prepared on the same basis as the audited Consolidated and Combined Financial Statements for the fiscal year ended December 31, 2015 and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. The accompanying Condensed Consolidated and Combined Balance Sheet as of December 31, 2015 has been derived from the audited Consolidated and Combined Financial Statements at that date but does not include all of the disclosures required by GAAP.
Principles of Consolidation
The accompanying Condensed Consolidated and Combined Financial Statements include the financial statements of all wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as non-controlling interests. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated.

Note 2. Summary of Significant Accounting Policies
With the exception of the incremental software developed for internal use, stock based compensation and net loss per share policies described below, there have been no significant changes to the accounting policies as disclosed in the Company's Registration Statement. The accounting policies described below are included to supplement the disclosure in the Company’s Registration Statement.

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

•
Software-as-a-service (“SaaS”)— SaaS revenue is generated from clients’ access to and usage of the Company’s hosted software solutions on a subscription basis for a specified contract term, which is usually monthly. In SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period. Solutions sold under a SaaS model include the NantOS Interoperability cancer decision support solution (formerly known as eviti), NantOS Interoperability and NaviNet.

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

•
Sequencing and molecular analysis— Sequencing and molecular analysis revenue is generated by the process of performing sequencing and analysis of whole genome DNA, RNA and proteomic results under the Company's reseller agreement with NantOmics, LLC ("NantOmics") (See Note 19).

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

The Company's sequencing and molecular analysis revenue is primarily generated from payments received from commercial third-party payors, hospitals and other provider networks and patients. The Company reports revenue from arrangements with these customers on a gross basis in accordance with Financial Accounting Standards Board (“FASB") Accounting Standards Update ("ASC") No. 605-45, Principal Agent Considerations. The Company recognizes revenue from these arrangements when all revenue recognition criteria have been met or on a cash basis when it cannot conclude that the fees are fixed or determinable and collectability is reasonably assured. The Company uses judgment in its assessment of whether the fees are fixed or determinable and whether collectability is reasonably assured in determining when to recognize revenue in the future as it continues to gain payment experience with its customers. Accordingly, the Company expects to recognize revenue on a cash basis when it cannot conclude that the fees from a particular customer are fixed or determinable and collectability is reasonably assured until it has a sufficient history to reliably estimate payment patterns from such customer.

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
Investments in Related Parties
Investments in and advances to related parties in which the Company has a substantial ownership interest of approximately 20% to 50%, or for which the Company exercises significant influence but not control over policy decisions, are accounted for by the equity method. Investments in limited liability companies that are similar to partnerships are also accounted for under the equity method if more than minor influence over the operation of the investee exists (generally through more than 3-5% ownership). As part of that accounting, the Company recognizes gains and losses that arise from the issuance of stock by a related party that results in changes in the Company’s proportionate share of the dollar amount of the related party’s equity.
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
Deferred Revenue
The Company records deferred revenue when it receives cash from clients prior to meeting the applicable revenue recognition criteria. The Company uses judgment in determining the period over which the deliverables are recognized as revenue. As of September 30, 2016 and December 31, 2015, current and non-current deferred revenue are comprised of deferrals for fees related to software licenses, SaaS arrangements, PCS services, non-PCS services and other revenue. Non-current deferred revenue is expected to be recognized on or over 12 month period following September 30, 2016.

NantHealth, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

Deferred Implementation Costs
The Company provides SaaS and information technology management services under long-term arrangements which require the Company to perform system implementation activities. In some cases, the arrangements either contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement or the system implementation services do not have separate value from the service revenue. Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized. The costs deferred consist of employee compensation (including stock based compensation) and benefits for those employees directly involved with performing system implementation or deployment services, as well as other direct and incremental costs.
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
Software Developed for Internal Use
The Company accounts for the costs of computer software obtained or developed for internal use in accordance with FASB ASC 350, "Intangibles — Goodwill and Other " ("ASC 350"). Computer software development costs are expensed as incurred, except for internal use software costs that qualify for capitalization as described below, and include employee related expenses, including salaries, benefits and stock-based compensation expenses; costs of computer hardware and software; and costs incurred in developing features and functionality. These capitalized costs are included in property and equipment on the Condensed Consolidated and Combined Balance Sheets. The Company expenses costs incurred in the preliminary project and post implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. Software costs are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use.
Research and Development Expenses
Research and development (“R&D”) costs incurred to establish the technological feasibility of software to be sold are expensed as incurred. These expenses include the costs of the Company’s proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements.
Development costs, consisting primarily of employee salaries and benefits, incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized.
Costs incurred to acquire or create a computer software product are expensed when incurred as research and development until technological feasibility has been established for the product, at which point such costs are capitalized. Technological feasibility is normally established upon completion of a detailed program design or, in its absence, a working model of the software product.
Capitalization of computer software costs ceases when the product is available for general release to customers. As of September 30, 2016, the Company has not capitalized software costs as no significant costs have been incurred in developing software products and technological feasibility has not been established for new software products and enhancements to existing software.
Stock Based Compensation
The Company accounts for stock based compensation arrangements granted to employees in accordance with ASC 718, "Compensation: Stock Compensation", by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award.

The Company accounts for stock based compensation arrangements issued to non-employees using the fair value approach prescribed by ASC 505-50, “Equity-Based Payments to Non-Employees". The value of non-employee stock based compensation is re-measured at the end of each reporting period until the award vests and is recognized as stock based compensation expense over the period during which the non-employee provides the services.

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

NantHealth, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

The Company early adopted FASB ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) related to stock based compensation, beginning July 1, 2016, simplifying the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the related classification in the statement of cash flows. All excess tax benefits and tax deficiencies are recognized as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. The recognition of excess tax benefits is not deferred until the benefit is realized through a reduction to taxes payable. When the Company applies the treasury stock method, in calculating diluted earnings per share, excess tax benefits, if applicable, are excluded and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits if applicable, are classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows. Per ASU 2016-09, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. Cash paid by the Company when directly withholding shares for tax withholding purposes should be classified as a financing activity in the Statement of Cash Flows (See Note 14 and Note 17).
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
Segment Reporting
The chief operating decision maker for the Company is its Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a Condensed Consolidated and Combined basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results, or plans for levels or components below the Condensed Consolidated and Combined unit level. Accordingly, management has determined that the Company operates in one reportable segment.
Recent Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." This standard update was issued to address diversity in practice in how certain cash receipts and cash payments are presented and classified. The provisions of ASU 2016-15 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's Condensed Consolidated and Combined Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”), which changes how companies measure credit losses on most financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Company is evaluating the potential effects of the adoption of this guidance on the Company's Condensed Consolidated and Combined Financial Statements.

In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606)". The amendments, which address transition, collectability, non-cash consideration and the presentation of sales and other similar taxes, do not change the core principles of ASU 2014-09, but rather address implementation issues and are intended to result in more consistent application. The Company intends to adopt this standard on January 1, 2018. The Company is evaluating the potential effects of the adoption to the Company's Condensed Consolidated and Combined Financial Statements.

NantHealth, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing", which amends certain aspects of ASC 606, Revenue from Contracts with Customers. ASU No. 2016-10 amends step two of the new revenue standard’s five-step model to include guidance on immaterial promised goods or services, shipping and handling activities and identifying when promises represent performance obligations. ASU No. 2016-10 also provides guidance related to licensing such as, but not limited to, sales-based and usage-based royalties and renewals of license that provide a right to use intellectual property. The Company intends to adopt this standard on January 1, 2018. The Company is evaluating the potential effects of the adoption of this guidance on the Company's Condensed Consolidated and Combined Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 changes certain aspects of the accounting for share-based payment awards, including: accounting and cash flow classification for excess tax benefits and deficiencies; income tax withholding obligations; forfeitures; and cash flow classification. ASU 2016-09 is effective for the Company in the first quarter of 2017, with early adoption permitted. As mentioned above, the Company early adopted this guidance effective July 1, 2016, see Note 14 and Note 17 .
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). The update is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for interim and annual reporting periods beginning with the year ending December 31, 2019. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its Condensed Consolidated and Combined Financial Statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value, with changes in fair value recognized in current earnings. ASU 2016-01 is effective for the Company in the first quarter of 2018, with early adoption permitted. The Company is currently evaluating the effect that ASU 2016-01 will have on its Condensed Consolidated and Combined Financial Statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission ("SEC") did not have, or are not believed by management to have, a material impact on the Company's present or future Condensed Consolidated and Combined financial Statements.
Note 3. Business Combinations and Investments
2016 Acquisitions
NaviNet, Inc.
On November 30, 2015, NantHealth entered into a definitive agreement with 3BE Holdings, LLC (“3BE”) to acquire 100% of the outstanding equity interest of NaviNet, Inc. (“NaviNet”) in exchange for $83,529 in cash, subject to working capital adjustments, 15,513,726 newly issued Series H units with a fair value of $52,500 and contingent arrangements or earnouts of up to $12,250, which was effective on January 1, 2016. The contingent arrangements or earnouts require the Company to pay up to a total of $12,250 to certain of NaviNet’s former shareholders if NaviNet’s revenues to those former shareholders exceed certain thresholds during the years ended December 31, 2016 and 2017. These contingent amounts or earnouts have been excluded from the purchase price consideration and are accounted for as sales incentives as certain predefined targets are met and are reflected as contra revenue. The cash portion of the acquisition was financed through a promissory note with NantCapital, LLC (“NantCapital”), an affiliate of the Company (See Note 19). In June 2016, the Company paid an additional $455 to 3BE as the final working capital adjustment and accounted for the payment as an increase to the purchase price of NaviNet.

NantHealth, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the total purchase consideration for the acquisition, subject to the finalization of the Company's purchase price accounting for the transaction.

Amounts
Cash paid to seller at closing	$74,823
Cash paid to option holders after closing	2,580
Cash paid to escrow account	6,126
Working capital settlement payment	455
Fair value of Series H units	52,500
Total consideration	$136,484

The total consideration was allocated to the net assets acquired based upon their estimated fair values. The Company continues to monitor potential fair value adjustments to property, plant and equipment as well as activity against the escrow account that provide security for any seller indemnifications, obligations, including severance matters:

Amounts
Cash and restricted cash	$4,804
Accounts receivable, net	10,693
Property, plant and equipment, net	7,953
Other assets and liabilities, net	3,830
Accounts payable	(4,585)
Accrued expenses	(3,488)
Deferred revenue	(2,603)
Deferred tax liability	(19,533)
Assumed indebtedness	(23,324)
Trade names	3,000
Developed technology	32,000
Customer relationships	52,000
Goodwill	75,737
Total fair value of net assets acquired	$136,484
 The estimated life of the acquired trade names is four years, the estimated life of customer relationships is fifteen years and the estimated life of the developed technology is seven years. The excess of the purchase price over the net tangible and intangible assets of $75,737 was recorded as goodwill, and considered non-deductible for income tax purpose.
At the closing of the acquisition, the Company repaid all $23,324 of assumed indebtedness presented in the table above.
Immediately prior to the closing, the board of directors of NaviNet approved the acceleration of all unvested stock options of NaviNet. The equity incentive plan governing these stock options stated that NaviNet’s board of directors had the right, at its sole discretion, to accelerate vesting of all outstanding stock options in connection with a change of control. The option holders received a payout of $7,394 immediately following the closing which represented the fair value of all vested and unvested stock options. The Company recognized in its post-acquisition results $4,814 of compensation expense during the nine months ended September 30, 2016 since the Company received post-combination benefits resulting from the accelerated vesting.

During the three months ended September 30, 2016, the Company recognized a $697 measurement period adjustment, which decreased goodwill and increased research and development grant receivable. As a result, during the nine months ended September 30, 2016, the Company recognized a net increase of $1,361 measurement period adjustments, which increased goodwill. The measurement period adjustments also included a $953 decrease to goodwill related to a decrease in deferred revenue, a $4,234 increase to goodwill related to a deferred tax liability increase due to tax changes, a $455 increase to goodwill for working capital adjustments, and a $1,678 decrease to goodwill, representing the Company’s right to be reimbursed from 3BE for severance benefits if their employment is terminated by the Company without cause or by the employee for good reason within 12 months after the closing date, which is expected to be settled through the escrow account in 2017.

NantHealth, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

2015 Acquisitions
NantCloud
On May 31, 2015, NantHealth purchased 100% of the outstanding equity interests in NantCloud Services, LLC ("NantCloud") from NantWorks in exchange for $7,227 in cash, the amount invested in that business by NantWorks without any markup. NantCloud offers a secure cloud infrastructure for hosting sensitive healthcare data as well as information technology security services tailored for the healthcare industry. The Company accounted for its purchase of NantCloud as an arrangement between entities under common control. As a result, the acquisition was recorded and presented at carryover basis and the historical statements of operations and cash flows of NantCloud have been combined with the Company beginning on the date of inception of common control of each respective entity, which started February 10, 2014.
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
The following table summarizes the total purchase consideration for the acquisition, including the effects of the final net working capital adjustment:

Amounts
Cash paid to Harris at closing	$43,056
Cash paid to escrow account	7,500
Working capital released from escrow	(2,494)
Total consideration	$48,062

The fair value of the identifiable assets acquired and liabilities assumed for the HCS business is shown in the table below:

Amounts
Accounts receivable, net	$13,119
Other liabilities and assets, net	(2,205)
Deferred revenue	(16,076)
Trademarks	2,400
Developed technology	14,400
Customer relationships	8,900
Backlog	3,900
Goodwill	23,624
Total fair value of net assets acquired	$48,062

 The estimated lives of the acquired trademark, customer relationships and backlog are five years and the estimated life of the developed technology is seven years. The excess of the purchase price over the net tangible and intangible assets of $23,624 was recorded as goodwill, and considered deductible for income tax purpose. During the nine months ended September 30, 2016, the Company recognized $274, of measurement period adjustments, which increased goodwill.

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
On the same day, the Company sold its 54% equity interest in TRM to NantCRO, LLC, a wholly owned subsidiary of NantOmics, in exchange for $250 in cash and 610,928 of NantOmics’ Series A-2 units, which is equivalent in value to the purchase price paid by the Company. As a result, the Company’s ownership percentage in NantOmics is approximately 14.3% (See Note 10).
Pro Forma Financial Information (Unaudited)
The historical operating results of neither NaviNet nor HCS have been included in the Company’s historical Condensed Consolidated and Combined operating results prior to the respective acquisition dates. The following financial information presents the combined results of continuing operations for the three and nine months ended September 30, 2015, as if the acquisitions had been completed on January 1, 2015. There are no pro forma adjustments for the three and nine months ended September 30, 2016 since the results of NaviNet and HCS are included in the Company’s Condensed Consolidated and Combined Financial Statements beginning on January 1, 2016 and July 1, 2015, respectively. The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings that may result from the consolidation of operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Revenue	$27,678	$93,793
Net loss	$(26,831)	$(68,148)

Note 4. Accounts Receivable, net
Accounts receivable, net excludes amounts related to PCS and other services that were billed but not yet delivered at each period end. These undelivered services are also excluded from the deferred revenue balances on the accompanying Condensed Consolidated and Combined Balance Sheets. The amount of outstanding and unpaid invoices excluded from both the accounts receivable and deferred revenue balances as of September 30, 2016 and December 31, 2015 was $8,343 and $12,643, respectively.

Accounts receivable are included on the consolidated balance sheets net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2016 and December 31, 2015 was $1,185 and $956, respectively.

NantHealth, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

Note 5. Inventories
Inventories, net as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)

Finished goods	$1,638	$2,005
Raw Materials	164	141
Inventories	$1,802	$2,146

Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)

Prepaid expenses	$3,807	$2,161
Restricted cash (1)	100	—
Deferred offering costs	—	3,902
Escrow receivable	1,678	2,494
Other current assets	218	150
	$5,803	$8,707

(1)	Additional $250 of non-current restricted cash is included in the Company’s Condensed Consolidated and Combined balance sheets as part of Other assets.
Note 7. Property, Plant and Equipment, net
Property, plant and equipment, net as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)

Computer equipment and software	$28,390	$9,865
Furniture and equipment	8,235	6,772
Leasehold and building improvements	4,081	1,433
Internal use software	11,188	1,018
Construction in progress	2,210	1,462
	54,104	20,550
Less: accumulated depreciation and amortization	(24,692)	(6,651)
Property, plant and equipment, net	$29,412	$13,899

NantHealth, Inc.
Condensed Consolidated and Combined Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

Depreciation expense was $1,995 and $5,664 for the three and nine months ended September 30, 2016, respectively, of which $410 and $686, respectively related to internal use capitalized software development costs. Depreciation expense was $976 and $2,639 for the three and nine months ended September 30, 2015, respectively, of which none related to internal use capitalized software development costs.

Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016
	Customer Relationships	Developed Technologies	Software License	Intellectual Property	Trade Name	Total
Gross carrying amount	$65,200	$98,930	$5,000	$2,400	$3,000	$174,530
Accumulated amortization	(6,200)	(41,272)	(1,250)	(600)	(563)	(49,885)
Intangible assets, net	$59,000	$57,658	$3,750	$1,800	$2,437	$124,645

	December 31, 2015
	Customer Relationships	Developed Technologies	Software License	Intellectual Property	Trade Name	Total
Gross carrying amount	$13,200	$66,930	$5,000	$2,400	$—	$87,530
Accumulated amortization	(1,680)	(30,326)	(313)	(240)	—	(32,559)
Intangible assets, net	$11,520	$36,604	$4,687	$2,160	$—	$54,971

Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense was $5,520 and $17,326 for the three and nine months ended September 30, 2016, respectively. Amortization expense was $3,649 and $8,228 for the three and nine months ended September 30, 2015, respectively.
During the nine months ended September 30, 2016, the Company recorded $87,000 of definite-lived intangible assets related to the acquisition of NaviNet (See Note 3). These intangibles are amortized over a period of four to fifteen years.
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
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of September 30, 2016 is as follows:

Amounts
2016	$5,519
2017	19,078
2018	18,478
2019	18,166
2020	14,958
Thereafter	48,446
Total	$124,645

NantHealth, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

Note 9. Goodwill
Goodwill activity during the nine months ended September 30, 2016 is shown as follows:

Amounts
Balance at December 31, 2015
Goodwill	$63,668
Accumulated impairment losses	(6,950)
Net balance	56,718

Activity during the year (Unaudited):
Acquisitions (See Note 3)	74,376
Measurement period adjustments (See Note 3)	1,635
Net activity during the period	76,011

Balance at September 30, 2016 (Unaudited):
Goodwill	139,679
Accumulated impairment losses	(6,950)
Net balance	$132,729
The Company added $75,737 of goodwill related to the acquisition of NaviNet on January 1, 2016 (See Note 3).

On July 1, 2015, the Company added $23,624 of goodwill related to the acquisition of the HCS business (See Note 3).

Measurement period adjustments during three and nine months ended September 30, 2016 were a decrease of $697 and an increase of $1,635, respectively (See Note 3). No measurement period adjustments were recorded during three and nine months ended September 30, 2015.

Goodwill is tested for impairment annually as of October 1 or between annual tests when evidence of potential impairment exists.

Note 10. Investment in Related Party
On June 19 and June 30, 2015, the Company purchased a total of 168,463,611 Series A-2 units of NantOmics, LLC (“NantOmics”) for an aggregate purchase price of $250,774. Additionally, NantOmics issued 610,928 of its Series A-2 units to the Company on September 8, 2015 in exchange for NantOmics' subsidiary's purchase of NantHealth’s equity interests in TRM. The Series A-2 units do not have any voting rights and represent approximately 14.3% of NantOmics’ issued and outstanding membership interests. NantOmics is majority owned by NantWorks and delivers molecular diagnostic capabilities with the intent of providing actionable intelligence and molecularly driven decision support for cancer patients and their providers at the point of care. The Company applied the equity method to account for its investment in NantOmics as the interest in the equity is similar to a partnership interest. Further, the Company has the ability to exert significant influence over the operating and financial policies of the entity since NantWorks controls both NantHealth and NantOmics. The difference between the carrying amount of the investment in NantOmics and the Company’s underlying equity in NantOmics’ net assets relate to both definite- and indefinite-lived intangible assets. The Company attributed $28,195 and $14,382 of these differences to NantOmics’ developed technologies and its reseller agreement with the Company, respectively, and the remaining basis differences were attributed to goodwill. The Company amortizes the basis differences related to the definite-lived intangible assets over the assets’ estimated useful lives and records these amounts as a reduction in the carrying amount of its investment and an increase in its equity method loss.

NantHealth, Inc.
Condensed Consolidated and Combined Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. For the three and nine months ended September 30, 2016, the Company recognized $2,604 and $7,893 of loss related to this investment, respectively. From the date of the initial investment at June 19, 2015 through September 30, 2015, the Company recognized $145 of loss related to this investment.

The Company used the following summarized financial information for NantOmics for the trailing nine months ended June 30, 2016 to record its equity method losses for the nine months ended September 30, 2016:

Trailing Nine Months Ended June 30, 2016
Sales	$2,936
Gross loss	(3,113)
Loss from operations	(25,693)
Net loss	(21,841)
Net loss attributable to NantOmics	$(20,273)
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

As of September 30, 2016, IOBS was considered a variable interest entity. The Company is not the primary beneficiary of IOBS because it only has the right to elect two of five directors. All major decisions of IOBS require the majority vote by the members of the board of directors, including decisions made to manage the business including hiring and firing of officers and other critical management functions. Therefore, the Company does not consolidate IOBS.
Note 12. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents	$63,404	$63,404	$—	$—
Marketable securities	—	—	—	—

	December 31, 2015
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents	$630	$630	$—	$—
Marketable securities	1,243	1,243	—	—

NantHealth, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

The Company’s intangible assets and goodwill are initially measured at fair value and any subsequent adjustment to the initial fair value occurs only if an impairment charge is recognized. The fair values of the Company’s marketable securities and cash equivalents (consisting of mainly money market accounts) are based on quoted market prices in active markets with no valuation adjustment (See Note 8).
Note 13. Commitments and Contingencies
The Company's principal commitments consist of obligations under its outstanding debt obligations, non-cancelable leases for its office space and certain equipment and vendor contracts to provide research services, and purchase obligations under license agreements and reseller agreements.
Lease Arrangements
The Company leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of September 30, 2016 and December 31, 2015, the Company had no material capital leases and the remaining lives of its operating leases ranged from one to ten years.
Rental expense associated with operating leases is charged to expense in the year incurred and is included in the Condensed Consolidated and Combined Statements of Operations. For the three and nine months ended September 30, 2016, the rental expense was charged to selling, general and administrative expense in the amount of $1,111 and $3,351, respectively. For the three and nine months ended September 30, 2015, rental expense was charged to selling, general and administrative expense in the amount of $686 and $1,475, respectively.

As of September 30, 2016, the Company’s future minimum rental commitments under its non-cancellable operating leases are as follows:

Amounts
2016	$1,161
2017	4,246
2018	2,249
2019	650
2020	521
Thereafter	1,643
Total minimum rental commitments	$10,470
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet, On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand (See Note 19).
Purchase obligations Under License Agreements and Reseller Agreements
In September 2016, the Company entered into a Second Amended and Restated Reseller Agreement for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics, with an effective date of June 19, 2015 (See Note 19).
Obligations Under Exclusive License Agreement with Northshore
On September 29, 2015, the Company entered into an exclusive license agreement with NorthShore to further develop their Health Heritage software platform ("Health Heritage"), and to license the software to customers (See Note 8).

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

Legal Matters
The Company is, from time to time, subject to claims and litigation that arise in the ordinary course of its business. The Company intends to defend vigorously any such litigation that may arise under all defenses that would be available. In the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to them, would not have a material adverse effect on the Company’s Condensed Consolidated and Combined Financial Condition or Results Of Operations. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Note 14. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2016 was $256 of expense and $18,353 of benefit, respectively. The provision for income taxes for the three and nine months ended September 30, 2015 was $1 and $2, respectively. The 2016 year to date benefit from income taxes consists of three components, income tax provision from January 1 through May 31, 2016 for the corporate subsidiaries of NantHealth; income tax benefit resulting from the LLC conversion of NantHealth on June 1, 2016; and income tax provision for the consolidated group for June to September 2016 based on the annual effective tax rate.

The effective tax rates for the three months ended September 30, 2016 and 2015 were a provision of 0.70% and a provision of 0.2%, respectively. The effective tax rates for the nine months ended September 30, 2016 and 2015 were a benefit of 12.88% and a provision of 0.2%, respectively. The effective tax rate for the three and nine months ended September 30, 2016 differed from the federal statutory rate primarily due to the fact that Nant Health, LLC converted from a pass-through entity to a C corporation, NantHealth, Inc., on June 1, 2016. Prior to the LLC Conversion, the tax provision represents that of Nant Health, LLC’s corporate subsidiaries. The effective tax rate for the three and nine months ended September 30, 2015 differed from the Federal statutory rate primarily due to Nant Health LLC’s pass through status. The increase in the Company's effective tax rates for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was also attributable to the LLC Conversion (See Note 16).
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
One or more of the Company's legal entities file income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions.  The Company currently is not under any federal, state or foreign income tax audits and is no longer subject to U.S. federal income tax examinations for years ended on or before December 31, 2012, or to California state income tax examinations for years ended on or before December 31, 2012.  During the nine months ended September 30, 2016, the gross amount of the Company’s unrecognized tax benefits (“UTB”) increased by approximately $219, as a result of tax positions taken during the current year. During the three months ended September 30, 2016 and the three and nine months ended September 30, 2015, no UTB were recorded.

NantHealth, Inc.
Condensed Consolidated and Combined Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

As described in Note 2, the Company early adopted ASU 2016-06, Improvements to Employee Share-Based Payment Accounting, simplifying the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory withholding requirements. Due to the Company’s partnership status prior to June 1, 2016 without any stock based compensation related deferred tax assets or stock windfall-related additional paid in capital pool as of June 30, 2016, the adoption did not result in any increase in retained earnings or deferred tax assets in the Condensed Consolidated and Combined Balance Sheet as of June 30, 2016 related to the prior years' unrecognized excess tax benefits. Because of the Company's current valuation allowance position, the adoption of ASC 2016-09 did not result in current tax expense or benefit related to vested stock awards during the three and nine months ended September 30, 2016. As a result, the Company did not exclude any excess tax benefits from the calculation of diluted earnings per share three and nine months ended September 30, 2016, and there was no method change to the cash flow presentation as required by ASU 2016-09.
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
As part of the LLC Conversion, the Series F units converted to 10,714,285 shares of redeemable common stock as of June 1, 2016. Since the Put Right expired unexercised on June 20, 2016, the shares of common stock owned by KIO are no longer redeemable and are included in Stockholders’ equity.

The change in net carrying amount of the Series F units and common stock owned by KIO for the nine months ended September 30, 2016 consisted of the following:

	Redeemable Series F Units	Redeemable Common Stock	Common Stock and Additional-Paid-in-Capital
Balance at December 31, 2015	$166,042	$—	$—
Accretion to redemption value	4,375	—	—
Balance at June 1, 2016 pre-LLC Conversion	170,417	—	—
LLC Conversion	(170,417)	170,417	—
Balance at June 1, 2016 post-LLC Conversion	—	170,417	—
Accretion to redemption value	—	583	—
Balance at June 20, 2016 pre expiration of Put Right	—	171,000	—
Expiration of Put Right at June 20, 2016	—	(171,000)	171,000
Balance at June 20, 2016 post expiration of Put Right and at September 30, 2016	$—	$—	$171,000
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

NantHealth, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

Note 16. Stockholders’ Equity
Initial Public Offering
On June 7, 2016, the Company completed its IPO of 6,500,000 shares of common stock at a public offering price of $14.00 per share. Additionally, on June 9, 2016, the underwriters partially exercised their overallotment option to purchase an additional 400,000 shares of the common stock at $14.00 per share. The Company received $83,566 in proceeds from its IPO, after deducting underwriting discounts and commissions and offering costs of $13,034.

In connection with the pricing of the Company’s IPO on June 1, 2016, $40,590 of principal and accrued interest on the Company’s related party promissory notes with NantOmics was converted into 2,899,297 shares of the Company’s common stock.

On July 25, 2016, the Company issued 1,056,689 shares of common stock, after withholding of approximately 538,794 shares to satisfy tax withholding obligations, to participants of the Phantom Unit Plan based in the United States who’s phantom units vested as a result of the IPO.  The Company made a cash payment of $5,738 to cover employee withholding taxes upon the settlement of these vested phantom units.  The Company also paid $235 on August 9, 2016 to cash-settle 16,818 vested phantom units held by participants of the Phantom Unit Plan at the time of the IPO who were based outside of the United States.
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

The units in the table above were converted to 99,651,444 shares of common stock and 10,462 shares of restricted stock. The members’ equity balance of $525,388 was reclassified into common stock and additional paid-in capital in the Condensed Consolidated and Combined Balance Sheet as of September 30, 2016.
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

In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of September 30, 2016, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of September 30, 2016, there were no outstanding shares of preferred stock.
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
During the three and nine months ended September 30, 2016 and 2015, the Company recognized stock based compensation for the Series C units/restricted stock expense of $43, a benefit of $225, an expense of $319 and an expense of $1,350, respectively. Total stock-based compensation expense of $316 is expected to be recognized on a straight-line basis over approximately the next 2 years for the unvested restricted stock outstanding as of September 30, 2016. The unrecognized stock compensation relates to nonemployees and the awards are being accounted for pursuant to ASC 505-50. Stock compensation expense for the Series C units/restricted stock issued to the nonemployees is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period.
Phantom Unit Plan
On March 31, 2015, the Company approved the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”). The maximum number of phantom units that may be issued under the Phantom Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. As of September 30, 2016, there were 4,426,171 phantom units outstanding under the Phantom Unit Plan, after giving effect to the 1-for-5.5 reverse stock split. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Condensed Consolidated and Combined Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued expenses on the Condensed Consolidated and Combined Balance Sheet as of September 30, 2016.

Stock-based compensation cost related to phantom units is included in the following line items in the accompanying Condensed Consolidated and Combined Statement of Operations and Balance Sheet for and as of the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$442	$—	$7,474	$—
Selling, general and administrative	2,771	—	26,348	—
Research and development	1,936	—	15,385	—
Total stock-based compensation expense	5,149	—	49,207	—
Amount capitalized to internal-use software and deferred implementation costs	1,594	—	1,594	—
Total stock-based compensation cost	$6,743	$—	$50,801	$—

NantHealth, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the activity related to the unvested phantom units during the nine months ended September 30, 2016:

	Number of Units	Weighted Average Grant date value per phantom unit
Unvested phantom units outstanding - December 31, 2015	3,653,008	$15.78
Granted	3,094,335	$14.57
Vested	(1,612,421)	$15.71
Forfeited	(573,667)	$15.21
Unvested phantom units outstanding - June 30, 2016	4,561,255	$15.18
Granted	—	$—
Vested	(21,651)	$15.37
Forfeited	(113,433)	$15.12
Unvested phantom units outstanding - September 30, 2016	4,426,171	$15.18

During the nine months ended September 30, 2016, the Company granted 1,043,450 phantom units to employees of related companies who are providing services to the Company under the shared services agreement with NantWorks (See Note 19) as well as certain consultants of the Company. Stock compensation expense for the phantom units issued to these participants is re-measured at the end of each reporting period until the awards vest. All other grants of phantom units have been made to employees of the Company. The Company uses the accelerated attribution method to recognize expense for all phantom units since the awards’ vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.

As of September 30, 2016, the Company had $38,942 of unrecognized stock based compensation expense related to phantom units which will be recognized over a weighted-average period of 3.2 years. Of that amount, $33,600 of unrecognized expense is related to employee grants with a weighted-average period of 3.2 years and $5,342 of unrecognized expense is related to non-employee grants with a weighted-average period of 3.5 years.

During the three and nine months ended September 30, 2016, the Company issued 1,071,647 shares of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 545,485 shares to satisfy tax withholding obligations. The Company made a cash payment of $5,822 to cover employee withholding taxes taxes upon the settlement of these vested phantom units. During the three and nine months ended September 30, 2016 the Company also paid $235 to cash-settle 16,818 vested phantom units held by participants of the Phantom Unit Plan based outside of the United States.

As described in Note 2, the Company early adopted ASU 2016-06 Improvements to Employee Share-Based Payment Accounting related to stock based compensation. The new standard simplifies the accounting for employee share-based payment transactions, including the accounting for forfeitures. The adoption of this standard had no material effect to the Company's Condensed Consolidated and Combined Financial Statements.
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
The Company issued 10,462 shares of restricted stock under the 2016 Plan during the nine months ended September 30, 2016 in connection with the conversion of the Series C units. No awards have been issued during the three months ended September 30, 2016 pursuant to the 2016 Plan.

NantHealth, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

Note 18. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock and redeemable common stock for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015
	Common Stock	Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Loss per share numerator
Net loss	$(36,874)	$(22,958)	$(124,151)	$—	$(54,159)
Accretion to redemption value of series F/redeemable common stock	—	—	(4,958)	4,958	—
Net (loss)/income for basic/diluted loss per share	$(36,874)	$(22,958)	$(129,109)	$4,958	$(54,159)

Loss per share denominator:
Weighted-average shares for basic net loss per share	121,245,440	95,906,797	108,359,973	6,686,653	86,696,282
Effect of dilutive securities	—	—	—	—	—
Weighted-average shares for dilutive net loss per share	121,245,440	95,906,797	108,359,973	6,686,653	86,696,282

Basic & Diluted net loss per share	$(0.30)	$(0.24)	$(1.19)	$0.74	$(0.62)
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

For the three and nine months ended September 30, 2016, 4,426,171 shares of common stock issuable to holders of unvested phantom units were outstanding at September 30, 2016, but were not included in the computation of diluted net loss per share applicable to common stockholders because they would have an antidilutive effect on the diluted net loss per share.

For the three and nine months ended September 30, 2015, 3,761,348 shares of common stock issuable to holders of unvested phantom units, respectively were outstanding at September 30, 2015, but were not included in the computation of diluted net loss per share applicable to common stockholders because they would have an antidilutive effect on the diluted net loss per share.

NantHealth, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

Note 19. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company was billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. The Company incurred $2,106 and $7,692 of expenses during the three and nine months ended September 30, 2016, respectively, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. The Company incurred $2,255 and $7,698 of expenses during the three and nine months ended September 30, 2015 related to selling, general and administrative services provided by NantWorks. Additionally, the Company incurred $204 and $414 of expenses during the three and nine months ended September 30, 2016, respectively, related to research and development services provided by NantWorks and its subsidiaries. The Company incurred $274 and $937 of expenses during the three and nine months ended September 30, 2015, respectively, related to research and development services provide by NantWorks.

Related Party Receivables and Payables
As of September 30, 2016 and December 31, 2015, the Company had related party receivables, net of $2,869 and $2,545, respectively. The related party receivables, net as of September 30, 2016 and December 31, 2015 primarily consisted of a receivable from Ziosoft KK of $2,126 and $2,150, respectively, which was related to the sale of Qi Imaging. As of September 30, 2016 and December 31, 2015 the Company had related party payables of $7,530 and $10,166, respectively. The related party payables, net balances primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement and amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below). The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.

Amended Reseller Agreement
On June 19, 2015, the Company entered into a five and a half year exclusive Reseller Agreement with NantOmics for sequencing and bioinformatics services (the "Original Reseller Agreement"). NantOmics is a majority owned subsidiary of NantWorks and is controlled by the Company's Chairman and CEO. On May 9, 2016, the Company and NantOmics executed an Amended and Restated Reseller Agreement (the “Amended Reseller Agreement”), pursuant to which the Company received the worldwide, exclusive right to resell NantOmics’ quantitative proteomic analysis services, as well as related consulting and other professional services, to institutional customers (including insurers and self-insured healthcare providers) throughout the world. The Company retained its existing rights to resell NantOmics’ genomic sequencing and bioinformatics services. Under the Amended Reseller Agreement, the Company is responsible for various aspects of delivering its sequencing and molecular analysis solutions, including patient engagement and communications with providers such as providing interpretations of the reports delivered to the physicians and resolving any disputes, ensuring customer satisfaction, and managing billing and collections. On September 20, 2016, the Company and NantOmics further amended the Reseller Agreement (the "Second Amended Reseller Agreement"). The Second Amended Reseller Agreement permits the Company to use vendors other than NantOmics to provide any or all of the services that are currently being provided by NantOmics and clarifies that the Company is responsible for order fulfillment and branding.

The Second Amended Reseller Agreement grants to the Company the right to renew the agreement (with exclusivity) for up to three renewal terms, each lasting three years, if the Company achieves projected volume thresholds, as follows: (i) the first renewal option can be exercised if the Company completes at least 300 tests between June 19, 2015 and June 30, 2020; (ii) the second renewal option can be exercised if the Company completes at least 570 tests between July 1, 2020 and June 30, 2023; and (iii) the third renewal option can be exercised if the Company completes at least 760 tests between July 1, 2023 and June 30, 2026. If the Company does not meet the applicable volume threshold during the initial term or the first or second exclusive renewal terms, the Company can renew for a single additional three year term, but only on a non-exclusive basis.
The Company agreed to pay NantOmics non-cancellable annual minimum fees of $2,000 per year for each of the calendar years from 2016 through 2020 and, subject to the Company exercising at least one of its renewal options described above, the Company is required to pay annual minimum fees to NantOmics of at least $25,000 per year for each of the calendar years from 2021 through 2023 and $50,000 per year for each of the calendar years from 2024 through 2029.
As of September 30, 2016 and December 31, 2015, the Company has $2,009 and $3,111, respectively, of outstanding related party payables under the Second Amended Reseller Agreement.

NantHealth, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(In thousands, except share and per share amounts)
(Unaudited)

In January 2015, the Company entered into an agreement to provide certain research related sequencing services to a university which is engaged in researching the genetic causes of certain hereditary diseases. The agreement provides that the university pay the Company $10,000 in exchange for the Company providing sequencing services.
At the request of the university, certain public and private charitable 501(c)(3) non-profit organizations provided partial funding for the sequencing and related bioinformatics costs associated with the project. The Company’s Chairman and CEO serves as the CEO and a member of the board of directors of each of the non-profit organizations and by virtue of these positions he may have influence or control over these organizations. The university was not contractually or otherwise required to use the Company’s molecular profiling solutions or any of the Company’s other products or services as part of the charitable gift, however, the university did not have a requirement to order or pay for the services unless it first received private donor funding for the project. As a result, the Company does not classify the fees related to this project as revenue but instead classifies the amounts as deemed capital contributions from the Company's Chairman and CEO. During the three and nine months ended September 30, 2016, $1,800 and $3,420, respectively, was recorded as a deemed capital contribution within members' equity or stockholders' equity. During the three and nine months ended September 30, 2015, $4,300 and $4,790, respectively, was recorded as a deemed capital contribution within members' equity. During the three and nine months ended September 30, 2016, $1,080 and $2,052 of costs, respectively, were recorded as other services cost of revenue related to the service performed. During the three and nine months ended September 30, 2015, $2,580 and $2,874, respectively of costs were recognized as other services cost of revenue related to the service performed.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note was originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. No other terms of the promissory note were changed. As of September 30, 2016, the total principal and interest outstanding on the note amounted to $116,837. The accrued and unpaid interest on the note is classified as related party interest payable on the Condensed Consolidated and Combined Balance Sheet. The Company can request additional advances subject to NantCapital approval. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate is 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval, and as of September 30, 2016, there was no outstanding balance on the promissory note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated and Combined Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs, assumptions, and information currently available to our management, and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those described in greater detail elsewhere in this Quarterly Report and in our Registration Statement on Form S-1, as amended, particularly in the section entitled “Risk Factors”.
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
Since our inception, we have devoted substantially all of our resources to the development and commercialization of CLINICS, including NantOS and the NantOS apps, as well as the commercial launch of our GPS Cancer business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception, and as of September 30, 2016 our accumulated deficit was approximately $415.3 million. We expect to continue to incur operating losses over the near term as we drive adoption of GPS Cancer, expand our commercial operations, and invest further in CLINICS.

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

•
NaviNet In January 2016, we acquired NaviNet, which provides a secure collaboration network connecting approximately 36 health plans and which is estimated to be utilized in more than 70% of the nation’s physicians’ offices as of the first quarter of 2016. NaviNet Open will serve as a nationwide scalable and secure web-based portal for patients and providers.

Non-GAAP Net Loss Per Share
Adjusted net loss and adjusted net loss per share are financial measures that are not prepared in conformity with United States generally accepted accounting principles (U.S. GAAP). The Company’s management believes that the presentation of Non-GAAP financial measures provides useful supplementary information regarding operational performance, because it enhances an investor’s overall understanding of the financial results for the Company’s core business. Additionally, it provides a basis for the comparison of the financial results for the Company’s core business between current, past and future periods . Other companies may define these measures in different ways. Non-GAAP financial measures should be considered only as a supplement to, and not as a substitute for or as a superior measure to, financial measures prepared in accordance with U.S. GAAP. All loss per share numbers contained in this news release are calculated based on one class of common stock and do not incorporate the effects, if any, of using the two-class method.

Adjusted net loss excludes the effects of (1) loss from equity method investments, (2) stock based compensation expense, (3) intangible amortization, (4) corporate restructuring expenses, (5) acquisition related compensation expense, and (6) acquisition-related sales incentives, which have been recorded as contra revenue. Provision for income taxes excludes the impact of the conversion from a limited liability corporation to a corporation.

Adjusted shares outstanding include Series F redeemable shares as if converted on January 1, 2015.

The following table reconciles Net Loss to Net Loss-Non-GAAP and Shares Outstanding to Shares Outstanding-Non-GAAP for the three and nine months ended September 30, 2015 and 2016:

(In thousands except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loss before Income taxes	$(36,618)	$(22,957)	$(142,504)	$(54,157)

Loss from related party equity method investment	2,604	—	7,893	145
Stock-based compensation expense	5,192	319	48,982	1,350
Corporate restructuring	401	778	2,546	1,764
Acquisition related compensation expense	—	—	4,814	—
Sales incentive	567	—	2,027	—
Intangible amortization	5,520	3,649	17,326	8,228
Total adjustments to GAAP loss before provision for income taxes	14,284	4,746	83,588	11,487
Provision from income taxes	93	1	398	2
Net loss - Non-GAAP	$(22,427)	$(18,212)	$(59,314)	$(42,672)

Weighted average shares outstanding (1)	121,245,440	95,906,797	108,359,973	86,696,282
Weighted average Series F/redeemable stock (1)(2)	—	10,714,285	6,686,653	10,714,285
Shares Outstanding - Non-GAAP (1)	121,245,440	106,621,082	115,046,626	97,410,567

Net loss per share - Non-GAAP (1)	$(0.18)	$(0.17)	$(0.52)	$(0.44)

The following table reconciles Net Loss per share to Net Loss per share Non-GAAP for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss per common share - GAAP	$(0.30)	$(0.24)	$(1.19)	$(0.62)
Adjustments to GAAP net loss per common share:
Loss from related party equity method investment	0.02	—	0.07	—
Stock-based compensation expense	0.04	—	0.45	0.02
Corporate restructuring	—	0.01	0.02	0.02
Acquisition related compensation expense	—	—	0.04	—
Sales incentive	—	—	0.02	—
Intangible amortization	0.06	0.04	0.16	0.09
Income taxes	—	—	(0.17)	—
Accretion to redemption value of Series F/redeemable common stock	—	—	0.05	—
Dilution from Series F/redeemable common stock	—	0.02	0.03	0.05
Total adjustments to GAAP net loss per common share	0.12	0.07	0.67	0.18
Net loss per share - Non-GAAP	$(0.18)	$(0.17)	$(0.52)	$(0.44)

(1)
The net loss per share - non-GAAP, weighted-average shares outstanding, weighted average Series F units/redeemable stock and shares outstanding - non-GAAP, have been computed to give effect to the LLC conversion that occurred June 1, 2016 prior to our initial public offering.  In conjunction with the LLC Conversion, (a) all of our outstanding units automatically converted into shares of common stock, based on the relative rights of our pre-IPO equityholders as set forth in the limited liability company agreement and (b) we adopted and filed a certificate of incorporation with the Secretary of State of the state of Delaware and adopted bylaws. We filed an amended certificate of incorporation to effect a 1-for-5.5 reverse stock split of our common stock on June 1, 2016.

(2)
The weighted-average shares outstanding have been further adjusted to account for the redeemable Series F units (converted to common stock in conjunction with the LLC conversion), whose Put Right expired on June 20, 2016.  Prior to June 20, 2016, these units/shares of common stock were classified as redeemable members’/stockholders’ equity in the balance sheet, and as such, were not included in the weighted-average shares outstanding prior to June 20, 2016.  The Put Right expired June 20, 2016, and the shares were no longer redeemable and are included in shareholders’ equity as of September 30, 2016. The weighted-average shares are adjusted to include the redeemable common stock in the weighted-average shares outstanding for the entire period.

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
Software-as-a-service —Software-as-a-service, or SaaS, revenue is generated from our clients’ access to and usage of our hosted software solutions on a subscription basis for a specified contract term, which is typically annually. In our SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally only has the right to access and use the software and receive any software upgrades published during the subscription period. Solutions sold under a SaaS model include our eviti platform solutions,NantOS and NantOS apps. SaaS revenue may include hosting of our software solutions on behalf of the client.
Maintenance —Maintenance revenue includes ongoing post-contract client support, or PCS, or maintenance during the paid PCS term. Additionally, PCS includes ongoing development of software updates and upgrades provided to the client on a when and if available basis. We sell NantOS, including DeviceConX and FusionFX, with maintenance contracts.
Sequencing and molecular analysis —Sequencing and molecular analysis revenue is generated by the process of performing sequencing and analysis of whole genome DNA, RNA and proteomic results, including GPS Cancer. We recognize revenue upon the delivery of the analysis and reporting of the results to the client or on a cash basis when it cannot conclude that the fees are fixed and determinable and collectability is reasonably assured.
Other services —Other services revenue includes revenue from professional services we provide that are generally complementary to our software solutions and may or may not be required for the solution to function as desired by the client. When associated with software, there services are generally provided in the form of training and implementation services during the software license period and do not include PCS. Other services revenue also includes revenue related to nursing and therapy services provided to patients in a home care setting and any other services not included in the preceding revenue sources.
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

Cost of Revenue
Cost of revenue consists primarily of personnel-related costs for associates providing services to our clients and supporting our revenue-generating platform infrastructure, including salaries, benefits and bonuses. Additional expenses include consultant costs, direct reimbursable travel expenses and other direct engagement costs associated with the design, development, sale and installation of our solutions, including system support and maintenance services. Our cost of revenue associated with each of our revenue sources is as follows:

▪	Software, middleware and hardware — Software and hardware cost of revenue includes third-party software and hardware costs directly associated with our solutions.

▪
Software-as-a-service — SaaS cost of revenue includes personnel-related, amortization of deferred implementation costs and other direct costs associated with the delivery and hosting of NantOS and NantOS apps, including eviti, our cancer-decision support solution, and NaviNet on a subscription basis.

▪	Maintenance — Maintenance cost of revenue includes personnel-related and other direct costs associated with the ongoing support or maintenance we provide for our clients.

▪
Sequencing and molecular analysis — Sequencing and molecular analysis cost of revenue includes internal costs associated with these services and amounts due to NantOmics under our Reseller Agreement for the sequencing and analysis of whole genome, DNA, RNA and proteomic results.

▪
Other services — Other services cost of revenue includes personnel-related, amortization of deferred implementation costs and other direct costs associated with software training and implementation services provided to our clients as well as direct expenses relating to our nursing and therapy services provided to patients in a home care setting.

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

Selling, general and administrative

Selling, general and administrative expense consists primarily of shared service fees from NantWorks, personnel-related expenses for our sales and marketing, finance, legal, human resources, and administrative associates, stock based compensation, and advertising and marketing promotions of CLINICS and GPS Cancer. It also includes trade show and event costs, sponsorship costs, point of purchase display expenses and related amortization as well as legal costs, consulting and professional fees, insurance and other corporate and administrative costs.
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
Income (Loss) from Equity Method Investment
Income (loss) from equity method investment consists of our pro rata share of income and losses of a company that we own an ownership interest in and account for under the equity method of accounting.
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

Results of Operations
The following table sets forth our Condensed Consolidated and Combined Statements of Operations data for each of the periods indicated (Unaudited):

(In thousands except share and per share amount)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015
Revenue:
Software and hardware	$2,391	$4,493	$7,214		$12,196
Software–as-a-service	14,603	4,143	43,485		11,361
Total software-related revenue	16,994	8,636	50,699		23,557
Maintenance	3,204	2,897	10,854		7,937
Sequencing and molecular analysis	77	75	122		75
Other services	5,082	2,797	14,623		6,330
Total net revenue	25,357	14,405	76,298		37,899

Cost of Revenue:
Software and hardware	764	74	1,438		(297)
Software-as-a-service	4,930	1,670	18,667		5,460
Total software-related cost of revenue	5,694	1,744	20,105		5,163
Maintenance	702	694	1,975		906
Sequencing and molecular analysis	570	39	929		39
Other services	6,564	6,725	17,621		10,402
Amortization of developed technologies	3,706	2,889	11,884		7,446
Total cost of revenue	17,236	12,091	52,514		23,956

Gross profit	8,121	2,314	23,784		13,943

Operating Expenses:
Selling, general and administrative	24,715	18,147	99,336		52,386
Research and development	13,855	7,027	48,871		16,677
Amortization of software license and acquisition-related assets	1,814	760	5,442		782
Total operating expenses	40,384	25,934	153,649		69,845
Loss from operations	(32,263)	(23,620)	(129,865)		(55,902)
Interest income (expense), net	(1,415)	1	(4,671)		(627)
Other income (expense), net	(336)	662	(75)		2,517
Loss from related party equity method investment	(2,604)	—	(7,893)		(145)
Loss before income taxes	(36,618)	(22,957)	(142,504)		(54,157)
Provision for (benefit from) income taxes	256	1	(18,353)		2
Net loss	$(36,874)	$(22,958)	$(124,151)		$(54,159)

Net income (loss) per share (1):
Basic and diluted - common stock	$(0.30)	$(0.24)	$(1.19)	(2)	$(0.62)
Basic and diluted - redeemable common stock	N/A	N/A	$0.74		N/A

Weighted average shares outstanding (1):
Basic and diluted - common stock	121,245,440	95,906,797	108,359,973		86,696,282
Basic and diluted - redeemable common shares	N/A	N/A	6,686,653		N/A

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

(2)
The net loss per share for the common stock for the nine months ended September 30, 2016 reflects $4,958 in accretion value allocated to the redeemable common stock. The redeemable common stock contained a put right, which expired unexercised on June 20, 2016. As a result of and as of that date, the shares were no longer redeemable and were included in common stock.

The following table sets forth our Condensed Consolidated and Combined Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Software and hardware	9.4%	31.2%	9.5%	32.2%
Software–as-a-service	57.6%	28.8%	56.9%	30.0%
Total software-related revenue	67.0%	60.0%	66.4%	62.2%
Maintenance	12.6%	20.1%	14.2%	20.9%
Sequencing and molecular analysis	0.3%	0.5%	0.2%	0.2%
Other services	20.1%	19.4%	19.2%	16.7%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue:
Software and hardware	3.0%	0.5%	1.9%	(0.8%)
Software-as-a-service	19.5%	11.6%	24.5%	14.4%
Total software-related cost of revenue	22.5%	12.1%	26.4%	13.6%
Maintenance	2.8%	4.8%	2.6%	2.4%
Sequencing and molecular analysis	2.2%	0.3%	1.2%	0.1%
Other services	25.9%	46.7%	23.1%	27.4%
Amortization of developed technologies	14.6%	20.0%	15.5%	19.7%
Total cost of revenue	68.0%	83.9%	68.8%	63.2%

Gross profit	32.0%	16.1%	31.2%	36.8%

Operating Expenses:
Selling, general and administrative	97.4%	126.0%	130.2%	138.2%
Research and development	54.6%	48.8%	64.1%	44.0%
Amortization of software license and acquisition-related assets	7.2%	5.3%	7.1%	2.1%
Total operating expenses	159.2%	180.1%	201.4%	184.3%
Loss from operations	(127.2%)	(164.0%)	(170.2%)	(147.5%)
Interest income (expense), net	(5.6%)	0.0%	(6.1%)	(1.7%)
Other income (expense), net	(1.3%)	4.6%	(0.1%)	6.6%
Loss from equity method investment	(10.3%)	0.0%	(10.4%)	(0.3%)
Loss before income taxes	(144.4%)	(159.4%)	(186.8%)	(142.9%)
Provision for (benefit from) income taxes	(1.0%)	0.0%	24.1%	0.0%
Net loss	(145.4%)	(159.4%)	(162.7%)	(142.9%)

Comparison of Three and Nine Months Ended September 30, 2015 and 2016
Revenue

					Period-To-Period Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Software and hardware	$2,391	$4,493	$7,214	$12,196	$(2,102)	-46.8%	$(4,982)	-40.8%
Software–as-a-service	14,603	4,143	43,485	11,361	10,460	252.5%	32,124	282.8%
Total software-related revenues	16,994	8,636	50,699	23,557	8,358	96.8%	27,142	115.2%
Maintenance	3,204	2,897	10,854	7,937	307	10.6%	2,917	36.8%
Sequencing and molecular analysis	77	75	122	75	2	2.7%	47	62.7%
Other services	5,082	2,797	14,623	6,330	2,285	81.7%	8,293	131.0%
Total net revenue	$25,357	$14,405	$76,298	$37,899	$10,952	76.0%	$38,399	101.3%
Comparison of the three month periods ended September 30, 2015 versus 2016
Total revenue increased $11.0 million or 76.0% from $14.4 million to $25.4 million for the three months ended September 30, 2015 and September 30, 2016, respectively. Our total revenue growth was driven primarily by our acquisition of Navinet which contributed $10.2 million in SaaS revenue in the three month period ended September 30, 2016. Also contributing to total revenue growth was a $2.3 million increase in other services revenue driven primarily by the completion of several NantOS Interoperability (formerly Harris HCS) software related services projects. Growth in other services was partially offset by a $2.1 million decline in software related revenue primarily associated with DeviceConX solutions. We believe that a significant opportunity exists to expand sequencing and molecular analysis revenue as we expand both the number of GPS profiles delivered as well as obtaining additional insurance reimbursement for our GPS profile.
Our total software-related revenues (including software and hardware and SaaS) was $17.0 million for the three months ended September 30, 2016 compared to $8.6 million for the three months ended September 30, 2015, an increase of $8.4 million or 96.8% The growth in software related revenue was primarily driven by SaaS revenue from the acquisition of NaviNet in January 2016. The increase in SaaS revenue was offset by a decrease of $2.3 million software and hardware revenue driven by a decline in revenue recognized from completed implementations of our DeviceConX compared to the same period in the prior year.
Software and hardware revenue decreased $2.1 million or 46.8% from $4.5 million to $2.4 million for the three months ended September 30, 2015 and September 30, 2016, respectively. The primary driver of the decline was related to lower revenue from completed implementations of our DeviceConX compared to the same period in the prior year. Our software and hardware revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX customers and our revenue recognition for DeviceConX arrangements.
SaaS revenue increased $10.5 million or 252.5% from $4.1 million to $14.6 million for the three months ended September 30, 2015 and September 30, 2016, respectively. This increase was primarily driven by revenue of $10.2 million from NaviNet after its acquisition in January 2016 . The balance of the increase came from expansion in the customer base of our NantOS cancer decision support solution (formerly Eviti).
Maintenance revenue increased $0.3 million or 10.6% from $2.9 million to $3.2 million for the three months ended September 30, 2015 and September 30, 2016, respectively. This increase was primarily driven by a $0.7 million growth in NantOS Interoperability maintenance customers partially offset by a $0.4 million decline in maintenance revenue associated with DeviceConX.
Sequencing and molecular analysis revenue of $0.1 million was limited to primarily what could be recognized on a cash basis consisted given the uncertainty over reimbursement for a substantial majority of the GPS profiles delivered in the quarter. As the Company gains additional insurance coverage and reimbursement experience, we expect to be able to reduce the portion of GPS revenue which is recognized on a cash basis.

Other services revenue increased $2.3 million or 81.7% from $2.8 million to $5.1 million for the three months ended September 30, 2016. This was primarily driven by the completion of several NantOS Interoperability (formerly Harris HCS) software related services project which contributed to NantOS Interoperability services revenue growth of $2.5 million as well as higher volume in our Assisteo home healthcare business which increased $0.6 million in revenue. These increases were offset by a $0.5 million decline in services revenue related to the completion of NantOS DeviceConX implementations as well as the timing of completed NantOS projects compared to the same period in the prior year.
Comparison of the nine month periods ended September 30, 2015 versus 2016
Total revenue increased $38.4 million or 101.3% from $37.9 million to $76.3 million for the nine months ended September 30, 2015 and September 30, 2016, respectively. Our total revenue growth was driven primarily by our acquisition of HCS assets in July 2015 and from our acquisition of NaviNet in January 2016. Our acquisition of certain assets of HCS resulted in the contribution of $13.1 million in primarily maintenance, SaaS, and other services revenue for the nine months ended September 30, 2016. Our acquisition of NaviNet resulted in the contribution of $30.4 million in SaaS revenue in the nine months ended September 30, 2016. We believe that a significant opportunity exists to expand sequencing and molecular analysis revenue as we expand both the number of GPS profiles delivered as well as obtaining additional insurance reimbursement for our GPS profile.
Total software related revenue was $50.7 million for the nine months ended September 30, 2016 compared to $23.6 million for the nine months ended September 30, 2015, an increase of $27.1 million or 115.2%. Our total software-related revenue growth was driven primarily by our acquisition of HCS assets in July 2015 and from the acquisition of NaviNet in January 2016. We also experienced growth in our Nant OS cancer decision support revenue from expansion in our customer base for those products. These increases were partially offset by a $5.7 million decrease in software and hardware revenue recognized from completed implementations of our DeviceConX, as well as decreases in our NantOS Interoperability (formerly cOS) platforms compared to the same period in the prior year.

Software and hardware revenue decreased $5.0 million or 40.8% for the nine months ended September 30, 2016 compared to the same period in the prior year, primarily attributed to a decreased amount of completed DeviceConX implementations. Software and hardware revenue attributed to NantOS DeviceConX is recognized upon the completion of each implementation. A decline of $5.7 million can be attributed to a reduction in the number of completed large implementations during the nine month period ended September 30, 2016 compared to 2015. This decrease was offset by $0.8 million incremental increase as a result of the HCS acquisition. In the first nine months of 2015, there were more projects in excess of $1 million dollars in contract value completed compared with the first nine months of 2016.
SaaS revenue was $43.5 million for the nine months ended September 30, 2016 an increase of $32.1 million or 282.8% from $11.4 million compared to the same period in the prior year.  This increase was primarily driven by increased NantOS revenue including $1.1 million of FusionFX revenue acquired with the acquisition of HCS assets in July 2015 and revenue of $30.3 million from the acquisition of NaviNet in January 2016 acquiring NaviNet SaaS revenue for the nine months ended September 30, 2016. In addition, revenue from our NantOS cancer decision support (formerly Eviti) platform solutions increased $1.6 million, partially offset by a $0.8 million decrease in revenue from other NantOS Interoperability platforms.
Maintenance revenue increased $2.9 million or 36.8% from $7.9 million to $10.9 million for the nine months ended September 30, 2015 and September 30, 2016, respectively. This increase was primarily driven by the acquisition of HCS assets in July 2015. Acquired NantOS (formerly Harris HCS) maintenance customers contributed $3.3 million in maintenance revenue for the nine months ended September 30, 2016. This increase was offset by a decrease of $0.4 million in maintenance revenue for our DeviceConX.
Sequencing and molecular analysis revenue was limited to what could be recognized on a cash basis due to uncertainty over reimbursement for the GPS profiles delivered in the period. For the nine months ended September 30, 2016, the Company has recorded $0.1 million in sequencing and molecular analysis revenue. We believe that there are significant opportunities going forward as the Company gains momentum and continues to add contracts with providers. As the Company gains additional insurance coverage and reimbursement experience, we expect to be able to reduce the portion of GPS revenue which is recognized on a cash basis.

Other services revenue increased $8.3 million or 131.0% from $6.3 million to $14.6 million for the nine months ended September 30, 2015 and September 30, 2016, respectively. This was primarily driven by the completion of a large NantOS Interoperability (formerly Harris HCS) software related services project which contributed to NantOS interoperability services revenue growth of $7.0 million for the nine months ended September 30, 2016, incremental growth of $0.1 million from the NaviNet acquisition as well as higher volume from our patient engagement services, which increased $1.9 million in revenue for the nine months ended September 30, 2016, compared to the prior year. These increases were partially offset by a $0.4 million decrease of NantOS DeviceConX solutions due to a decline in the number of completed large projects.
We believe that significant opportunities exist for expanded cross-sell opportunities of our suite of solutions across our existing customer base, including the recently acquired HCS FusionFX and NaviNet customer bases. We are also integrating the cOS, FusionFX and NaviNet product solutions, within our NantOS platform, and believe that opportunities exist to cross-sell this combination of solutions to existing former HCS, FusionFX and NaviNet customers as well as to new customers. We also believe that our customer base and our product solutions provide unique opportunities to expand the volume of GPS sequencing analysis reporting to our customer base. Maintaining our current customer base will be important to our future maintenance and SaaS recurring revenue streams.
Cost of Revenue

					Period-To-Period Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Software and hardware	$764	$74	$1,438	$(297)	$690	932.4%	$1,735	-584.2%
Software–as-a-service	4,930	1,670	18,667	5,460	3,260	195.2%	13,207	241.9%
Total software-related cost of revenue	5,694	1,744	20,105	5,163	3,950	226.5%	14,942	289.4%
Maintenance	702	694	1,975	906	8	1.2%	1,069	118.0%
Sequencing and molecular analysis	570	39	929	39	531	1,361.5%	890	2,282.1%
Other services	6,564	6,725	17,621	10,402	(161)	-2.4%	7,219	69.4%
Amortization of developed technologies	3,706	2,889	11,884	7,446	817	28.3%	4,438	59.6%
Total cost of revenue	$17,236	$12,091	$52,514	$23,956	$5,145	42.6%	$28,558	119.2%
Comparison of the three month periods ended September 30, 2015 versus 2016
Cost of revenue increased $5.1 million or 42.6% from $12.1 million to $17.2 million for the three months ended September 30, 2015 and September 30, 2016, respectively. The acquisitions of HCS and Navinet as well as the recording of $0.4 million in stock compensation expense in the three month period ended September 30, 2016 contributed to increased Cost of revenue across all categories. Increases in the cost of other services was offset by a decrease of $1.6 million due to a reduction in expenses associated with sequencing services to a university which is engaged in researching the genetic causes of certain hereditary diseases. The services are provided on per sample basis and we saw a year over year decrease as the project edged closer to completion. In addition, the Company saw $0.5 million in additional cost reductions primarily due to a decrease in DeviceConX solutions due to a decline in the number of completed large projects.

Total software-related cost of revenue grew $4.0 million from $1.7 million to $5.7 million or 226.5% for the three months ended September 30, 2015 and September 30, 2016, respectively. The primary drivers were the acquisitions of HCS in July 2015 and NaviNet in January 2016, which contributed increases of $0.2 million and $3.3 million, respectively.
Sequencing and molecular analysis cost of revenue increased from $0.04 million to $0.57 million or 1,361.5% for the three months ended September 30, 2015 and September 30, 2016, respectively. The primary driver was an increase in the number of GPS profiles delivered compared to the prior year period. The cost of revenue of revenue is recorded as defined by the contract with the clients and as outlined in the amended and restated Reseller Agreement for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics.

We believe that there are significant opportunities going forward to grow the volume of sequencing and molecular analysis activity which would increase the associated costs of delivering such revenue. We record the cost of revenue expense upon delivery of the GPS report to our clients. There may be a timing difference between the revenue recorded and the cost of revenue recorded in the event that revenue recognition is delayed. Sequencing and molecular analysis revenue in the current period was limited to what could be recognized on a cash basis due to uncertainty over reimbursement for the GPS profiles delivered in the period. As the Company gains additional insurance coverage and reimbursement experience, we expect to be able to reduce the portion of GPS revenue which is recognized on a cash basis.
Other services cost of revenue decreased $0.2 million from $6.7 million to $6.6 million or 2.4% for the three months ended September 30, 2015 and September 30, 2016, respectively. The Company saw an increase of $1.9 million in expenses related to increased costs related for NantOS Interoperability (formerly HCS). This increase was offset by a decrease of $1.6 million due to a reduction in expenses associated with sequencing services to a university which is engaged in researching the genetic causes of certain hereditary diseases. The services are provided on per sample basis and we saw a year over year decrease as the project edged closer to completion. In addition, the Company saw $0.4 million in additional cost reductions primarily due to a decrease in DeviceConX solutions due to a decline in the number of completed large projects.
Comparison of the nine month periods ended September 30, 2015 versus 2016
Cost of revenue increased $28.6 million, or 119.2% from $24.0 million to $52.5 million for the nine months ended September 30, 2015 and September 30, 2016, respectively. Cost of revenue increased across all categories primarily as a result of acquisitions of HCS and NaviNet ($20.7 million). Additionally, the Company has incurred $7.5 million of stock compensation expenses in the nine month period ended September 30, 2016 compared to zero in the same period last year.
Total software-related cost of revenue increased $14.9 million or 289.4% from $5.2 million to $20.1 million for the nine months ended September 30, 2016. The primary drivers were the acquisitions of HCS and NaviNet which contributed increases of $0.7 million and $9.8 million respectively. Additionally, the Company has incurred $4.2 million of stock compensation expenses in nine month period ended September 30, 2016 versus zero in the same period last year.
Sequencing and molecular analysis increased $0.9 million or 2,282.1% from $0.04 million to $0.9 million. We record the cost of revenue expense upon delivery of the GPS report to our clients. As a result, there will be a timing difference between the revenue recorded and the cost of revenue recorded. In addition, the cost of revenue of revenue is recorded as defined by the contract with the clients and as outlined in the amended and restated Reseller Agreement for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics.
We believe that there are significant opportunities going forward to grow the volume of sequencing and molecular analysis activity which would increase the associated costs of delivering such revenue. We record the cost of revenue expense upon delivery of the GPS report to our clients. There may be a timing difference between the revenue recorded and the cost of revenue recorded in the event that revenue recognition is delayed. Sequencing and molecular analysis revenue in the current period was limited to what could be recognized on a cash basis due to uncertainty over reimbursement for the GPS profiles delivered in the period. As the Company gains additional insurance coverage and reimbursement experience, we expect to be able to reduce the portion of GPS revenue which is recognized on a cash basis.

Other services cost of revenue increased $7.2 million or 69.4% from $10.4 million to $17.6 million for the nine months ended September 30, 2015 and September 30, 2016, respectively. The primary drivers were an incremental increase of $5.2 million as a result of the acquisition of HCS and stock compensation expense of $3.0 million in connection with the vesting of phantom units upon the consummation of our IPO. These increases were offset by a decrease of $0.8 million in DeviceConX solutions due to a decline in the number of complete large projects.
Selling, General and Administrative

					Period-To-Period Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Selling, general and administrative	$24,715	$18,147	$99,336	$52,386	$6,568	36.2%	$46,950	89.6%

Comparison of the three month periods ended September 30, 2015 versus 2016
Selling, general and administrative expenses increased from $18.1 million to $24.7 million, an increase of $6.6 million or 36.2% for the three months ended September 30, 2015 and September 30, 2016, respectively. This increase was primarily due to a $2.7 million increase in personnel expenses primarily tied to the acquisition of Navinet in January, 2016, a $2.8 million in stock compensation expenses in connection with the vesting of phantom units, as well as $1.5 million due to increased investments in information technology and depreciation and amortization expenses as we invest in assets to support future growth. We expect to continue to invest in opportunities to grow our molecular sequencing and analysis and other solutions which includes increased investments in sales and marketing activities.
Comparison of the nine month periods ended September 30, 2015 versus 2016
For the nine months ended September 30, 2016, selling, general and administrative expenses increased $47.0 million or 89.6% from $52.4 million to $99.3 million compared with the same period in the prior year. This increase was primarily due to a $26.3 million in stock compensation expenses recorded in connection with the vesting of phantom units upon consummation of our IPO and increase of $11.8 million in personnel related expenses, $4.3 million due to increased investments in information technology and depreciation and amortization expenses as we invest in assets to support future growth, a $3.7 million increase in professional services as well as selling and marketing expenses in connection with the growth of the business, and an increase of $1.7 million in general overhead expenses due to the acquisitions of HCS and NaviNet and the expansion of the business. We expect to continue to invest in opportunities to grow our molecular sequencing and analysis and other solutions which includes increased investments in sales and marketing activites.
Research and Development

					Period-To-Period Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Research and development	$13,855	$7,027	$48,871	$16,677	$6,828	97.2%	$32,194	193.0%
Comparison of the three month periods ended September 30, 2015 versus 2016
Research and development expenses increased $6.8 million or 97.2%, from $7.0 million to $13.9 million for the three months ended September 30, 2015 and September 30, 2016, respectively. This increase was driven by a $3.5 million increase in personnel related expenses as well as a $1.9 million increase in stock compensation expense recorded in connection with the vesting of phantom units upon the consummation of our IPO and Series C/restricted stock vesting, and the inclusion of research and development expenses of NaviNet. Additionally, we saw a $0.8 million increase in research and development general overhead expenses due to timing of certain research and development projects as well as the inclusion of research and development expenses of NaviNet. Finally, we saw a $0.6 million increase in investments in information technology as we invest in assets to support future growth. We expect to continue to invest in opportunities to leverage our solutions towards growth in our molecular sequencing and analysis and other solutions revenue.
Comparison of the nine month periods ended September 30, 2015 versus 2016
For the nine months ended September 30, 2016, research and development expenses increased $32.2 million or 193.0%, from $16.7 in the to $48.9 million in the nine months ended September 30, 2016. This increase was driven by an increase of $14.7 million in stock compensation expense in connection with the vesting of equity awards upon the consummation of our IPO and Series C/restricted stock vesting, and the inclusion of research and development expenses of HCS and NaviNet. Specifically, we had $14.2 million due to an increase in personnel related expenses, and a $2.6 million increase in investments in information technology as we invest in assets to support future growth. Finally, we saw a $0.6 million increase in research and development general overhead expenses due to timing of certain research and development projects as well as the inclusion of research and development expenses of NaviNet. We expect to continue to invest in opportunities to leverage our solutions towards growth in our molecular sequencing and analysis and other solutions revenue.

Interest Income (Expense), net

					Period-To-Period Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Interest income (expense), net	$(1,415)	$1	$(4,671)	$(627)	$(1,416)	(141,600.0)%	$(4,044)	645.0%
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer, and a promissory note with NantOmics (the "NantOmics Note"). Through September 30, 2016, the total advances made by NantCapital and NantOmics to us pursuant to each applicable note amounted to approximately $112.7 million and $40.0 million, respectively. We can request additional advances subject to NantCapital and NantOmics approval. Each note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year.
In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics held by us, units in NantHealth (with each unit valued at $3.3841), if such equity exists at the time of repayment, or any combination of the foregoing at the sole discretion of NantCapital. In addition, in May 2016, the NantOmics Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest would be converted into shares of our common stock at the IPO price at the time of pricing of the IPO. Later in May 2016, the NantOmics Note was further amended and restated to remove the automatic conversion feature and to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. In June 2016, the NantOmics Note was further amended and restated to provide that all outstanding principal and accrued and unpaid interest will be converted into shares of our common stock at the IPO price after the pricing of the IPO and after the LLC Conversion. The NantOmics Note and all related accrued interest was converted on June 1, 2016 into 2,899,297 shares of our common stock in connection with our IPO. As of September 30, 2016, there were no unpaid amounts related to the advances on the NantOmics Note.
Comparison of the three month periods ended September 30, 2015 versus 2016
Interest expense, net increased by $1.4 million, from $0.0 million income to $1.4 million expense for the three months ended September 30, 2016 compared to the same period of the prior year. This increase was attributable to the related party note with NantCapital.
Comparison of the nine month periods ended September 30, 2015 versus 2016

Interest expense, net, increased by $4.0 million, from $0.6 million to $4.7 million for the nine months ended September 30, 2016 compared to the same period of the prior year. This increase was primarily attributable to the related party notes with NantOmics and NantCapital.
Other Income (Expense), net

					Period-To-Period Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Other income (expense), net	$(336)	$662	$(75)	$2,517	$(998)	-150.8%	$(2,592)	-103.0%

Comparison of the three month periods ended September 30, 2015 versus 2016
Other income (expense), net decreased by $1.0 million from $0.7 million other income for the three months ended September 30, 2015 to $0.3 million other expense for the three months ended September 30, 2016. For the three months ended September 30, 2016, the Company incurred $0.4 million in foreign exchange losses. Also, for the three months ended September 30, 2015, the Company wrote off a short term note of $0.5 million with a vendor. There were no comparable write offs during the three months ended September 30, 2016.
Comparison of the nine month periods ended September 30, 2015 versus 2016
Other income (expense), net, decreased by $2.6 million, from $2.5 million other income for the nine months ended September 30, 2015 to $0.1 million other expense for the nine months ended September 30, 2016. In the nine months ended September 30, 2015, other income of $1.9 million was primarily derived from the dividend income and fair value adjustment from marketable securities. These marketable securities were liquidated or transferred to fund acquisitions and business operations. Additionally, during the three months ended September 30, 2015, the Company wrote off a short term note of $0.5 million with a vendor. There were no comparable write offs during the three months ended September 30, 2016. The balance was due to expenses related to currency fluctuations.

Loss from Related Party Equity Method Investment

					Period-To-Period Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Loss from related party equity method Investment	$(2,604)	$—	$(7,893)	$(145)	$(2,604)	—	$(7,748)	5,343.4%

The increases in loss from related party equity method investment were due to our pro rata share of losses from our investment in NantOmics plus the amortization of the basis difference in the investment; an investment that was initially made in June 2015 and increased in September 2015.
We report our share of NantOmics' loss and the amortization of basis difference using a one quarter lag. Loss from equity method Investment increased by $2.6 million from a loss of $0.0 million during the three months ended September 30, 2015 to a loss of $2.6 million during the three months ended September 30, 2016 due to the quarter lag.
For the nine months ended September 30, 2016, loss from equity method Investments increased $7.7 million compared with the same period of the prior year, from $0.1 million during the nine months ended September 30, 2015 to $7.9 million during the nine months ended September 30, 2016.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2016, we had cash and cash equivalents and marketable securities of $75.8 million, compared to $7.2 million as of December 31, 2015. We believe that our existing cash, cash equivalents, marketable securities, and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital were private placements of preferred stock, debt financing agreements, including the NantCapital Note, and our IPO.

In January 2016, we issued the NantCapital Note to NantCapital, a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO, and the NantOmics Note to NantOmics. As of March 31, 2016, the total advances made by NantCapital and NantOmics to us pursuant to each applicable note were approximately $112.7 million and $40.0 million, respectively. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.

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
Cash Flows
The following table sets forth our primary sources and uses of cash for periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash provided by (used in):
Operating activities	$(11,347)	$(21,691)	$(52,147)	$(52,256)
Investing activities	(4,261)	315	(88,793)	(114,365)
Financing activities	(3,686)	4,300	210,506	170,288
Effect of exchange rate changes on cash and cash equivalents	(147)	(184)	246	(186)
Net increase (decrease) in cash and cash equivalents	$(19,441)	$(17,260)	$69,812	$3,481
To date, our operations have been primarily financed through the proceeds from related party promissory notes and through equity issuances, including net cash proceeds from our IPO. In June 2016, we sold 6,900,000 shares of common stock at a price of $14.00 per share, which includes 400,000 shares sold to the underwriter upon exercise of their overallotment option to purchase additional shares of our Company. We raised net proceeds of $83.6 million from our IPO, after underwriting fees, discounts and commissions of $4.9 million and other offering costs of $8.1 million.
Operating Activities
Our cash flows from operating activities have been driven by rate of revenue, billings, and collections, the timing and extent of spending to support product development efforts, and enhancements to existing services, and the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our solution.
In addition, our net loss in the nine months ended September 30, 2016 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges.
Cash used in operating activities of $52.1 million in the nine months ended September 30, 2016 was a result of our continued significant investments in research and development, sales and marketing, and increased expenses incurred as we became a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the nine months ended September 30, 2016, $62.3 million, or 50% of our net loss of $124.2 million consisted of non-cash items, including a $49.0 million in stock-based compensation, $23.0 million of depreciation and amortization, a $7.9 million equity in net loss of a related party investment, a $0.5 million provision for accounts receivable bad debts, a $0.5 million inventory provision, and other non-cash expenses of $0.1 million. The non-cash expenses were partially offset by non-cash income related to a deferred income tax benefit of $18.8 million.

Cash used in operating activities in the nine months ended September 30, 2016 included a $6.7 million increase in deferred implementation costs due to an increase in business activity associated with the growth of our business, $4.3 million in payments to vendors, and a $0.3 million increase in related party receivables, net. The cash used in operating activities was offset by a $9.0 million decrease in accounts receivable, net attributable to the receipt of payments from our clients, a decrease in prepaid expenses and other current assets of $4.9 million, a $3.3 million increase in deferred revenue due to increased billings during the nine months ended September 30, 2016, a $1.7 million increase in accrued expenses, and an increase in $2.3 million in related party payables, net.
Cash used in operating activities of $52.3 million during the nine months ended September 30, 2015 was a result of spending on selling, administrative structure, and research and development efforts. In the nine months ended September 30, 2015, $12.7 million, or 23%, of our net loss of $54.2 million consisted of non-cash items, including $10.9 million of depreciation and amortization, $1.4 million in stock-based compensation, and $0.2 million of changes in fair value of marketable securities.
Cash used in operating activities during the nine months ended September 30, 2015 included a $12.4 million decrease in deferred revenue, a $8.1 million decrease in related party payables, net, a $5.6 million increase in prepaid expenses and other assets, and a $1.8 million increase in deferred implementation costs, which were partially offset by an increase of $13.2 million in accounts payable and accrued expenses, a $2.7 million decrease in accounts receivable, net and, a decrease of $0.8 million in inventory, and a decrease of $0.3 million in related party receivables, net.
Investing Activities
Our primary investing activities have consisted of acquisitions to expand our features and functionality of CLINICS and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure.
We used $88.8 million of cash in investing activities in the nine months ended September 30, 2016, primarily comprised of $79.4 million related to our acquisition of NaviNet, $12.7 million of purchases of equipment and investments in our capitalized software, partially offset by consideration received related to acquisitions of $1.9 million and proceeds from sale of marketable securities of $1.3 million.
We used $114.4 million of cash in investing activities in the nine months ended September 30, 2015, primarily comprised of investments in NantOmics of $150.8 million, acquisition of HCS of $48.1 million, investments in our capitalized software and purchase of computer equipment and furniture and fixtures of approximately $6.4 million, purchase of intangible asset of $5.0 million, and $1.8 million purchase of IOBS, partially offset by the proceeds of the sale of the marketable securities for $97.7 million.
Financing Activities
Cash provided by financing activities in the nine months ended September 30, 2016 of $210.5 million was primarily due to $152.7 million in proceeds from the issuance of related party promissory notes, as well as $83.6 million of proceeds from our initial public offering, net of underwriting discounts and commissions and offering expenses. In addition, cash provided by financing activities was also due to $3.4 million in deemed capital contribution from our Chairman and CEO. These proceeds were partially offset by $23.3 million of reductions in notes payable related to the NaviNet acquisition, and $5.8 million payment to tax authorities on the employee's behalf to satisfy withholding requirements on income earned from vested shares.

Cash provided by financing activities of $170.3 million in the nine months ended September 30, 2015 was primarily due to $200.0 million in proceeds from an issuance of equity interests to Allscripts in addition to deemed capital contribution from our Chairman and CEO of $4.8 million. These proceeds were partially offset by $34.5 million payments of related party promissory notes.
Contractual Obligations, Commitments and Contingencies
Our principal commitments consist of obligations under our outstanding debt obligations, non-cancelable leases for our office space and certain equipment and vendor contracts to provide research services, and purchase obligations under license agreements and reseller agreements. The following table summarizes these contractual obligations as of September 30, 2016 in thousands:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchasing obligations	$388,695	$2,975	$5,970	$4,750	$375,000
Related party promissory note	147,321	—	—	147,321	—
Operating leases and capital leases obligations	10,909	4,584	4,008	1,022	1,295
Total Obligations	$546,925	$7,559	$9,978	$153,093	$376,295
In September 2016, we entered into a Second Amended and Restated Reseller Agreement, ("Reseller Agreement"), for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics, with an effective date of June 19, 2015. The Reseller Agreement has a contract period from June 2015 through December 31, 2020, subject to three potential three-year renewal options if we meet certain GPS Cancer thresholds. We agreed to pay NantOmics non-cancellable annual minimum fees of $2.0 million for each of the calendar years from 2016 through 2020, and subject to us exercising at lease one of its renewal options, we are required to pay annual minimum fees to NantOmics of $25.0 million for each of the calendar years from 2021 through 2023 and $50.0 million per year for each of the calendar years from 2024 through 2029 We have the ability to terminate this agreement without cause. The Reseller Agreement permits us to use vendors other than NantOmics to provide any or all of the services that are currently being provided by NantOmics and clarifies that we are responsible for order fulfillment and branding.
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
In January 2016, we issued the NantCapital Note with NantCapital, an investment vehicle of Dr. Patrick Soon-Shiong, our Chairman and CEO, and issued the NantOmics Note to NantOmics to borrow aggregate principal amounts to date of approximately $112.7 million and $40.0 million, respectively. The principal and accrued interest under the NantOmics Note was converted into our common stock in connection with our IPO in June 2016. We may draw additional advances on the Note subject to NantOmics approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. We may repay the principal plus accrued interest prior to the maturity of these notes without incurring a pre-payment penalty.
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
Related Party Transactions
See Note 19 of accompanying notes to Condensed Consolidated and Combined Financial Statements for a discussion of related party transactions.

Critical Accounting Policies and Significant Judgments and Estimates
This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our Condensed Consolidated and Combined Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for the accounting policy below, we believe the critical accounting policies and estimates discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Prospectus that was filed with the SEC on June 3, 2016, reflect our more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our Prospectus.
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

We early adopted FASB ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) related to stock based compensation, beginning July 1, 2016, simplifying the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the related classification in the statement of cash flows. Per ASU 2016-09, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. We have elected to account for forfeitures when they occur. Cash paid by the Company when directly withholding shares for tax withholding purposes should be classified as a financing activity in the Statement of Cash Flows.

Software Developed for Internal Use
The Company accounts for the costs of computer software obtained or developed for internal use in accordance with FASB ASC 350, "Intangibles — Goodwill and Other " ("ASC 350"). Computer software development costs are expensed as incurred, except for internal use software that qualify for capitalization as described below, and include employee related expenses, including salaries, benefits and stock-based compensation expenses; costs of computer hardware and software; and costs incurred in developing features and functionality. These capitalized costs are included in property and equipment on the Condensed Consolidated and Combined Balance Sheets. The Company expenses costs incurred in the preliminary project and post implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. Software costs are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use.

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, fees are fixed or determinable, and collectability is reasonably assured. While most of the our arrangements include short-term payment terms, we on occasion provide payment terms to clients in excess of one year from the date of contract signing. We do not recognize revenue for arrangements containing these extended payment terms until such payments become due. Certain of our customer arrangements allow for termination for convenience with advanced notice. Such termination rights do not allow for refunds other than prepaid PCS or other services. These provisions do not affect the recognition of revenue. We also have certain arrangements which allow for termination and refunds of fees in the event that software acceptance by the customer has not occurred. In these instances, we will defer all revenue until software acceptance has occurred.
The sequencing and molecular analysis revenue is primarily generated from payments received from commercial third-party payors, hospitals and other provider networks and patients. We report revenue from arrangements with these customers on a gross basis in accordance with FASB ASC No. 605-45, Principal Agent Considerations. We recognize revenue from these arrangements when all revenue recognition criteria have been met or on a cash basis when it cannot conclude that the fees are fixed or determinable and collectability is reasonably assured. We use judgment in our assessment of whether the fees are fixed or determinable and whether collectability is reasonably assured in determining when to recognize revenue in the future as it continues to gain payment experience with its customers. Accordingly, we expect to recognize revenue on a cash basis when we cannot conclude that the fees from a particular customer are fixed or determinable and collectability is reasonably assured until it has a sufficient history to reliably estimate payment patterns from such customer.
We engage in various multiple-element arrangements, which may generate revenue across any of the sources noted above. For multiple-element software arrangements that involve the sale of our proprietary software, PCS, and other software-related services, VSOE of fair value is required to allocate and recognize revenue for each element. VSOE of fair value is determined based on the price charged in which each deliverable is sold separately. The Company has established VSOE for PCS on certain of its software solutions using the Stated Renewal Method. In this instance, the Company has determined that its stated renewals are substantive and appropriate for use in the Stated Renewal Method. We have not yet established VSOE of fair value for any element other than PCS for our arrangements. In situations where VSOE of fair value exists for PCS but not a delivered element (typically the software license and services elements), the residual method is used to allocate revenue to the undelivered element equal to its VSOE value with the remainder allocated to the delivered elements. In situations in which VSOE of fair value does not exist for all of the undelivered software-related elements, revenue is deferred until only one undelivered element remains (typically the PCS element) and then recognized following the pattern of delivery of the final undelivered element. Our multiple element arrangements typically provide for renewal of PCS terms upon expiration of the original term. The amounts of these PCS renewals are recognized as revenue ratably over the specified PCS renewal period.
For non-software arrangements that include multiple elements, primarily consisting of our SaaS agreements, revenue recognition involves the identification of separate units of accounting after consideration of combining and/or segmenting contracts and allocation of the arrangement consideration to the units of accounting on the basis of their relative selling price. The selling price used for each deliverable is based on VSOE of fair value, if available, third party evidence, or TPE, of fair value if VSOE is not available, or our best estimate of selling price if neither VSOE nor TPE is available. In determining the units of accounting for these arrangements, we evaluate whether each deliverable has standalone value as defined in the Financial Accounting Standards Board’s guidance. Our SaaS arrangements are treated as a single unit of accounting as the professional services do not have standalone value. As a result, we recognize initial system implementation and deployment fees ratably over a period of time from when the system implementation or deployment services are completed and accepted by the customer over the longer of the life of the agreement or the estimated customer life. SaaS revenue consists of revenue earned from clients (typically on a monthly basis) for use of our subscription or license-based solutions and services. We recognize revenue from such contracts ratably over the contract period.
If an arrangement to deliver software requires significant production, modification or customization of the licensed software, we account for the arrangement as a construction-type contract. Currently we recognize revenue for these arrangements using the completed-contract method as it does not currently have sufficient information to reliably estimate the percentage of completion for these projects. We consider these arrangements to be substantially complete upon the clients’ acceptance of the software and related professional services and consistently applies this policy to all contract accounting arrangements.
Transaction processing fees are recognized on a monthly basis based on the number of transactions processed and the fee per transaction.

Revenue derived from reseller arrangements is recognized when the resellers, in turn, sell the software solution to their clients and installation of the software solution has occurred, provided all other revenue recognition criteria are met. This is commonly referred to as the sell-through method and we defer recognition until there is a sell-through by the reseller to an actual end user clients and acceptance by the end user has occurred.
Profits Interest Plan
On December 3, 2013, we adopted the Profits Interests Plan and reserved an aggregate of 63.8 million Series C units for issuance to our associates, consultants and contractors in consideration for bona fide services provided.
The Series C units were considered profits interests of us and did not entitle their holders (the "Series C members") to receive distributions if we were liquidated immediately after the grant. Instead, the Series C members were entitled to receive an allocation of a portion of our profits and losses arising after the date of the grant and, subject to vesting conditions, distributions made out of a portion of the our profits arising after the grant date of the Series C units. Grants of the Series C units were either fully vested, partially vested, or entirely unvested at the time of the grant as determined by the our Board of Directors.
Series C members were not be entitled to receive any distributions until our aggregate distributions exceeded a hurdle amount applicable to those Series C units. The hurdle amount for each grant was determined by the Board of Directors at the date of issuance of such units. After all other members received their applicable hurdle amount, the Series C members were entitled to receive their percentage interest of such excess distributions.
Prior to the LLC Conversion on June 1, 2016, we had 3.5 million Series C units outstanding. Upon the LLC Conversion on June 1, 2016, we issued 28,973 shares of common stock to holders of vested Series C units and 10,462 shares of restricted stock to holders of unvested Series C units. The shares of restricted stock issued to holders of unvested profits interest are subject to forfeiture until becoming fully vested in accordance with the terms of the original Series C unit grant agreements.
Stock compensation expense for the Series C units/restricted stock issued to the nonemployees is calculated based on the fair value of the aware on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period.
Phantom Unit Plan
On March 31, 2015, we approved the Phantom Unit Plan. The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11.6 million minus the number of issued and outstanding Series C units. As of September 30, 2016, we had 4.4 million phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to us for any reason. Our IPO satisfied the liquidity event condition, and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of our common stock, as determined by our board of directors.
We intend to settle all vested phantom unit payments held by United States-based participants in shares of our common stock and classified these awards as equity awards in our Condensed Consolidated and Combined Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued expenses on our Condensed Consolidated and Combined Balance Sheet as of September 30, 2016. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of vested phantom units, we issue recipients a net lower number of shares of common stock to satisfy tax withholding obligations, and remited a cash payment for the related withholding taxes. During the nine months ended September 30, 2016, we issued 1.1 million shares of common stock, after withholding $0.5 million shares to satisfy tax withholding obligations.  We made a cash payment of $5.8 million to cover employee withholding taxes and employer payroll taxes upon the settlement of these vested phantom units.  The Company also paid $0.2 million to cash-settle 17 thousand vested phantom units held by participants of the Phantom Unit Plan based outside of the United States.

Utilization of Net Operating Loss Carryforwards
We had federal, state and foreign income tax NOL carryforwards of approximately $136.3 million, $86.2 million and $2.7 million, respectively, available to offset taxable income in tax year 2016 and thereafter. The federal NOL's will start to expire in year 2023.
Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that we have recently undergone one or more ownership changes.
The occurrence of such ownership changes could limit our ability to utilize our NOLs and possibly other tax attributes. Limitations imposed on our ability to use NOLs and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect. Any further ownership change also could cause such NOLs and other tax attributes to expire unused, thereby reducing or eliminating the benefit of such NOLs and other tax attributes to us and adversely affecting our future cash flows.

In addition, we may determine that varying state laws with respect to NOL utilization may result in lower limits, or an inability to utilize NOLs in some states altogether, which could result in us incurring additional state income taxes.  In the event that state law results in lower limits, or an inability to utilize loss carryforwards, or we become subject to federal alternative minimum tax, this could adversely affect our future cash flows.
Business Combinations
We account for business combinations using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We routinely monitor the factors impacting the acquired assets and liabilities. Transaction related costs are expensed as incurred. The operating results of the acquired business are reflected in our consolidated and combined financial statements as of the acquisition date.
Goodwill and Intangible Assets
Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized but is tested for impairment annually as of October 1 or between annual tests when an impairment indicator exists. In the event there is a change in reporting units or segments, we will test for impairment at the reporting unit. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. If an optional qualitative goodwill impairment assessment is not performed, we are required to determine the fair value of each reporting unit. If a reporting unit’s fair value is lower than its carrying value, we must determine the amount of implied goodwill that would be established if the reporting unit was hypothetically acquired on the impairment test date. If the carrying amount of a reporting unit’s goodwill exceeds the amount of implied goodwill, we would record an impairment loss equal to the excess.
The determination of fair value of a reporting unit is based on a combination of a market approach that considers benchmark company market multiples and an income approach that uses discounted cash flows for each reporting unit utilizing Level 3 inputs. Under the income approach, we determine the fair value based on the present value of the most recent income projections for each reporting unit and calculates a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new solution introductions, client behavior, competitor pricing, operating expenses, the discount rate and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions based on historical experience, expectations of future performance, and the expected economic environment. Estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on judgment of the rates that would be utilized by a hypothetical market participant.

Accounting guidance requires that definite-lived intangible assets be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of the intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset to its fair value may be required at such time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2016, we had $75.8 million in cash and cash equivalents and marketable securities which were held for working capital purposes. Our cash and cash equivalents and marketable securities are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time subject to claims and litigation that arise in the ordinary course of our business. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. In the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, would not have a material adverse effect on our Condensed Consolidated and Combined Financial Condition or Results of Operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” any of which may be relevant to decisions regarding an investments in or ownership of our common stock. If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.
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
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $84.6 million and $72.0 million during the years ended December 31, 2014 and December 31, 2015, respectively, and $36.9 million and $124.2 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, we had an accumulated deficit of $415.3 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our Systems Infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.
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
We derive a large portion of our revenue from a small group of our clients. No client represented more than 10% of our revenue in 2014. However, in 2015, we derived a significant portion of our revenue from a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members. For the year ended December 31, 2015, approximately 15% of our revenue was derived through this reseller. During the nine months ended September 30, 2016, we derived 10% of our revenue through this reseller and another 23% of our revenue through customer relationships with three major health plans from our acquisition of NaviNet. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause upon 12 months’ written notice, but the two health plan customers cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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
As of the date of this Quarterly Report on Form 10-Q, we serve our clients primarily from third-party data hosting facilities. We do not control the operation of these third-party facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or a crime, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.
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

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts regarding to the size and expected growth of the healthcare information technology and molecular analysis markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.
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
We have developed and acquired numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In July 2015, we completed the acquisition of certain assets of HCS which provide clinical systems integration. In January 2016, we acquired NaviNet, a leading payor-provider collaboration platform. As part of these acquisitions, we acquired patents and other intellectual property. As of November 9, 2016, our patent portfolio consists of five issued U.S. patents, including six issued U.S. design patents, and approximately 24 pending U.S. patent applications related to certain of our proprietary technology, inventions and improvements, one issued patent and one pending patent application in jurisdictions outside of the United States, as well as two pending Patent Cooperation Treaty, or PCT, patent applications.
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
There is currently no national coverage decision that determines whether and how our sequencing and molecular analysis solutions, including GPS Cancer, are covered by Medicare. In the absence of a national coverage decision, local Medicare contractors, or MACs, that administer the Medicare program in various regions have some discretion in determining local coverage and therefore payment for tests. We do not currently receive any payment for our sequencing and molecular analysis solutions provided to patients covered by Medicare. If CMS or an applicable MAC does not issue a coverage decision with respect to our sequencing and molecular analysis solutions, or if CMS or an applicable MAC withdraws its coverage policies after reimbursement is obtained, reviews and adjusts the rate of reimbursement, or stops paying for our sequencing and molecular analysis solutions altogether, our revenue and results of operations would be adversely affected.
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

Risks Related to Our Common Stock
Our Chairman and Chief Executive Officer, and entities affiliated with him, collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.
As of September 30, 2016, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 57.8% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest stockholder in NantOmics, holding approximately 84% of the outstanding equity and approximately 99% of the outstanding voting equity. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks, LLC and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially own approximately 57.8% of the voting power of our common stock. Additionally, one of our other directors, Mark Burnett, is an affiliate of NantWorks by virtue of his appointment as a board member to NantBioScience, Inc., an entity controlled by NantWorks, in May 2016.
NantWorks and its affiliates engage in a broad spectrum of activities across the life science, biopharmaceutical, healthcare information technology and technology sectors. In the ordinary course of their business activities, NantWorks and its affiliates may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our certificate of incorporation provides that none of NantWorks, any of its affiliates and all of their respective partners, principals, directors, officers, members, managers and/or employees, including any of the foregoing who serve as officers or directors of our company, to the fullest extent permissible by law, have any duty to bring business opportunities to our attention or to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. NantWorks or its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, NantWorks may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We do not know whether an active, liquid and orderly trading market will develop for our common stock or what the market price of our common stock will be and as a result it may be difficult for you to sell your common stock.
Prior to our initial public offering in June 2016, there was no public market for our common stock. Although our common stock is listed on The NASDAQ Global Select Market, the market for our shares has demonstrated varying levels of trading activity.  Further, because a significant amount of our common stock following our IPO is and is expected to continue to be held by our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, it may be more difficult for an active and liquid trading market for our common stock to develop. As a result of these and other factors, you may not be able to sell your common stock quickly or at or above the initial public offering price or at all. Further, an inactive market may also impair our ability to raise capital by selling additional common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our common stock as consideration.
The trading price of our common stock has been and may continue to be volatile, and investors may not be able to resell their shares at or above the initial public offering price.
The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	announcements by us or our competitors of new products, significant contracts, commercial relationships or capital commitments and the timing of these introductions or announcements;

•	adverse regulatory or reimbursement announcements;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	the results of our efforts to develop additional offerings;

•	our dependence on our customers, partners and collaborators;

•	regulatory or legal developments in the United States or other countries;

•	reimbursement decisions regarding our future molecular profiling solutions, including GPS Cancer;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key management or other personnel;

•	our ability to successfully commercialize our future products;

•	the level of expenses related to any of our products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	actual or anticipated quarterly variations in our financial results or those of our competitors;

•	any change to the composition of the board of directors or key personnel;

•	expiration of contractual lock-up agreements with our executive officers, directors and security holders;

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;

•	changes in the structure of healthcare payment systems;

•	commencement of, or our involvement in, litigation, including claims by our equityholders pertaining to the LLC Conversion;

•
general economic, industry and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	the other factors described in this “Risk Factors” section.
In addition, the stock market in general, and NASDAQ and the healthcare industry in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and would harm our operating results.
Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. In particular, certain holders of approximately 66,856,971 shares of our common stock are entitled to certain rights to demand the registration of their shares under the Securities Act of 1933, or the Securities Act, subject to the 180-day lock-up arrangements entered into in connection with our IPO. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.
In addition, we expect that additional capital may be needed in the future to continue our planned operations, including commercialization efforts and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will be required to devote substantial time to public company compliance initiatives.
As a public company, listed in the United States, we have incurred and will continue to incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NASDAQ. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel have and will continue to devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and, as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.
To continue to comply with the requirements of being a public company, we may need to undertake various activities, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. For example, in connection with our preparation of the financial statements for the nine months ended September 30, 2016, we identified one control deficiency that did not rise to the level of a material weakness, but did represent a significant deficiency in our internal control over financial reporting. A control deficiency is considered a significant deficiency if it represents a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. The particular deficiency related to the effectiveness of our internal controls around financial reporting for complex, non-routine transactions such as business combinations. Additionally, in connection with the integration of NaviNet which we acquired in January 2016, we identified (i) a material weakness where the internal controls were not sufficiently complete and comprehensive to ensure that the accounting for unapplied cash was complete and accurate and (ii) a lack of other controls that should have prevented adjustments in revenues and capitalized software costs. We have taken preliminary steps to address this deficiency and weakness, including seeking to hire additional finance staff solely dedicated to us to help oversee the accounting relating to complex transactions, and the actions we plan to take are subject to ongoing senior management review and audit committee oversight.

We cannot assure you that the measures we have taken, or will take, to remediate this significant deficiency or the material weakness will be effective or that we will be successful in implementing them. Moreover, we cannot assure you that we have identified all significant deficiencies or material weaknesses or that we will not in the future have additional significant deficiencies or material weaknesses, in particular as we seek to transition to a more developed internal control environment and continue to grow as a company in terms of size, complexity of business and potentially in connection with future strategic transactions. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address this significant deficiency or the material weakness discussed above.
Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting which we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations, or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.
We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not yet required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. We are just beginning the costly and challenging process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
Our independent registered public accounting firm may not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act, depending on whether we choose to rely on certain exemptions set forth in the JOBS Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards or other tax attributes, or NOLs, to offset future taxable income or reduce taxes. We believe that we have recently undergone one or more ownership changes and accordingly, our ability to use our NOLs may be limited.
We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
We do not currently intend to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock may be investors’ sole source of gain for the foreseeable future.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and may remain an “emerging growth company” for up to five years following the completion of our initial public offering or December 31, 2021. We would cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the completion of our IPO; (ii) the last day of the fiscal year during which we have annual gross revenue of at least $1.0 billion; (iii) the date on which we are deemed to be a ‘‘large accelerated filer’’ under the Exchange Act (we will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (a) more than $700.0 million in outstanding common equity held by our non-affiliates and (b) been public for at least 12 months; the value of our outstanding common equity will be measured each year on the last business day of our second fiscal quarter); or (iv) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We have taken advantage of reduced reporting requirements in our public filings. In particular, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or may be more volatile.
Because we are relying on the exemptions from corporate governance requirements as a result of being a “controlled company” within the meaning of the NASDAQ listing standards, you do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, control a majority of our common stock. As a result, we are a “controlled company” within the meaning of NASDAQ listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors and (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We have elected to rely on certain of these exemptions, and do not have a nominating and corporate governance committee. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
We are not subject to the provisions of Section 203 of the Delaware General Corporation Law, which could negatively affect your investment.
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 57.8% of the voting power of our common stock, based), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders. These provisions include:

•	a requirement that special meetings of stockholders be called only by the board of directors, the president or the chief executive officer;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors; and

•
the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

 These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•
We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•
We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•
We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•
The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•	We may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
To the extent that a claim for indemnification is brought by any of our directors or officers, it would reduce the amount of funds available for use in our business.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
The industry- and market-related estimates we rely upon are based on various assumptions and may prove to be inaccurate.
Industry- and market-related estimates we rely upon, including, without limitation, estimates related to our market size and industry data, are subject to uncertainty and are based on assumptions which may not prove to be accurate. This may have negative consequences, such as us overestimating our potential market opportunity.

We are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition.
We are a global company with operations both inside and outside the United States. For example, we have foreign wholly owned subsidiaries, including NantHealth UK Ltd., NantHealth Singapore Private Ltd., NantHealth Canada, Inc. and NantHealth Technologies India Private Ltd. As a result, a portion of our operations are conducted by and/or rely on entities outside the United States. We may therefore be denied access to our customers or suppliers as a result of economic, legislative, political and military conditions in such countries.
International operations are subject to a number of other inherent risks, and our future results could be adversely affected by a number of factors, including:

•	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

•	differing existing or future regulatory and certification requirements;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties in enforcing contracts; difficulties and costs of staffing and managing non-U.S. operations;

•	the uncertainty of protection for intellectual property rights in some countries;

•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products;

•	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices;

•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	potentially adverse tax consequences, including multiple and possibly overlapping tax structures; and

•	political and economic instability, political unrest and terrorism.
In addition, the expansion of our existing international operations and entry into additional international markets has required, and will continue to require, significant management attention and financial resources. These factors and other factors could harm our ability to gain future revenues and, consequently, materially impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Our initial public offering of 6,900,000 shares of common stock was effected through a registration statement on Form S-1 (File No. 333-211196), which was declared effective on June 1, 2016. Our initial public offering closed on June 7, 2016 and resulted in net proceeds of approximately $83.6 million, after deducting underwriting discounts and commissions of approximately $4.9 million and other offering expenses of approximately $8.1 million. No payments for such expenses were made directly or indirectly to any of our officers or directors.

Jefferies LLC, Cowen and Company, LLC, First Analysis Securities Corporation, Canaccord Genuity Inc. and FBR Capital Markets & Co. acted as the underwriters. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on June 3, 2016 pursuant to Rule 424(b) of the Securities Act.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing	Filed
				Date	Herewith

10.1+	Second Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of September 20, 2016, by and between the Registrant and NantOmics, LLC.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X
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

NantHealth, Inc.

(Registrant)

Date: November 10, 2016

/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

/s/ Paul Holt
Paul Holt
Chief Financial Officer
(Principal Financial and Accounting Officer)