Form 10-Q
period 2017-03-31
NantHealth, Inc.
filed 2017-05-12
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                 to
Commission file number: 001-37792

NantHealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-3019889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9920 Jefferson Blvd Culver City, California	90232
(Address of principal executive offices)	(Zip Code)
(310) 883-1300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2017 the registrant had 121,667,852 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.

Form 10-Q
As of and for the quarterly period ended March 31, 2017
Table of contents

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as CareFx, our clinical operating system, cOS or NantOS, DeviceConX, FusionFX, GPS Cancer, HBox, Vitality, VitalsConX, NaviNet, eviti, eviti | Connect, and other marks relating to our eviti product line are used in this Quarterly Report on Form 10-Q. Solely for convenience, the trademarks and service marks referred to in this Quarterly Report on Form 10-Q are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NantHealth, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$124,894	$160,353
Accounts receivable, net	8,924	13,728
Inventories	2,175	2,217
Deferred implementation costs	3,469	3,336
Related party receivables, net	910	899
Prepaid expenses and other current assets	5,760	5,046
Total current assets	146,132	185,579
Property, plant, and equipment, net	33,072	29,139
Deferred implementation costs, net of current	8,470	7,910
Goodwill	131,068	131,068
Intangible assets, net	113,906	119,126
Investment in related party	202,671	207,197
Related party receivable, net of current	1,964	1,971
Other assets	2,259	2,317
Total assets	$639,542	$684,307

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,729	$6,720
Accrued and other current liabilities	21,277	25,231
Deferred revenue	16,537	17,216
Related party payables, net	9,451	8,082
Total current liabilities	50,994	57,249
Deferred revenue, net of current	18,279	17,238
Related party liabilities	7,048	5,612
Related party promissory note	112,666	112,666
Related party convertible note, net	7,655	7,564
Convertible notes, net	71,770	70,810
Deferred income taxes, net	986	754
Other liabilities	625	820
Total liabilities	270,023	272,713

Stockholders' equity
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 121,626,567 and 121,250,437 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively (Including 6,976 shares of restricted stock)	12	12
Additional paid-in capital	885,355	886,334
Accumulated deficit	(516,388)	(475,273)
Accumulated other comprehensive income	540	521
Total stockholders' equity	369,519	411,594
Total liabilities and stockholders' equity	$639,542	$684,307
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue:
Software and hardware	$645	$674
Software–as-a-service	15,231	13,701
Total software-related revenue	15,876	14,375
Maintenance	3,162	3,138
Sequencing and molecular analysis	510	—
Other services	2,961	1,938
Total net revenue	22,509	19,451

Cost of Revenue:
Software and hardware	312	239
Software-as-a-service	7,233	4,423
Total software-related cost of revenue	7,545	4,662
Maintenance	862	530
Sequencing and molecular analysis	1,538	—
Other services	5,678	3,565
Amortization of developed technologies	3,406	4,281
Total cost of revenue	19,029	13,038

Gross profit	3,480	6,413

Operating Expenses:
Selling, general and administrative	20,878	27,373
Research and development	13,399	10,694
Amortization of software license and acquisition-related assets	1,814	1,815
Total operating expenses	36,091	39,882
Loss from operations	(32,611)	(33,469)
Interest expense, net	(3,969)	(1,498)
Other income, net	273	338
Loss from related party equity method investment	(4,526)	(2,914)
Loss before income taxes	(40,833)	(37,543)
Provision for (benefit from) income taxes	282	(4,398)
Net loss	$(41,115)	$(33,145)

Net income (loss) per share (1):
Basic and diluted - common stock	$(0.34)	$(0.36)
Basic and diluted - redeemable common stock	N/A	$0.25

Weighted average shares outstanding (1):
Basic and diluted - common stock	121,618,039	99,651,444
Basic and diluted - redeemable common stock	N/A	10,714,285

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

(1)
The net income (loss) per share and weighted average shares outstanding for the three months ended March 31, 2016, have been computed to give effect to the LLC Conversion (See Note 15) that occurred on June 1, 2016, prior to the Company’s initial public offering ("IPO").  In conjunction with the LLC Conversion, (a) all of the Company’s outstanding units automatically converted into shares of common stock, based on the relative rights of the Company's pre-IPO equityholders as set forth in the Company's limited liability company agreement and (b) the Company adopted and filed a certificate of incorporation with the Secretary of State of the state of Delaware and adopted bylaws. The Company adopted and filed an amendment to its certificate of incorporation with the Secretary of State of the state of Delaware to effect a 1-for-5.5 reverse stock split of its common stock on June 1, 2016.

The net loss per share for the common stock for the three months ended March 31, 2016 reflects $2,625 in accretion value allocated to the redeemable common stock. The redeemable common stock contained a put right, which expired unexercised on June 20, 2016. As a result of and as of that date, the shares were no longer redeemable and were included in common stock. See Note 17 for the calculation of net loss per share for common stock and redeemable common stock for the three months ended March 31, 2016.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net loss	$(41,115)	$(33,145)
Other comprehensive income (loss), net of reclassification adjustments and taxes -
Foreign currency translation gains (losses)	19	303
Comprehensive loss	$(41,096)	$(32,842)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(41,115)	$(33,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,331	7,809
Amortization of debt discounts and deferred financing offering cost	1,051	—
Change in fair value of derivatives liability	(215)	—
Unrealized changes in fair value of marketable securities	—	(53)
Realized changes in fair value of marketable securities	—	53
Stock-based compensation	250	98
Deferred income taxes, net	233	(4,885)
Provision for bad debt expense	187	110
Loss from related party equity method investment	4,526	2,914
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	4,626	4,762
Inventories	42	(51)
Related party receivables, net	(4)	1
Prepaid expenses and other current assets	(708)	(731)
Deferred implementation costs	(478)	(3,402)
Accounts payable	(2,352)	(5,717)
Accrued and other current liabilities	(3,631)	(1,477)
Deferred revenue	354	4,484
Related party payables, net	2,823	(2,718)
Other assets and liabilities	58	450
Net cash used in operating activities	(26,022)	(31,498)
Cash flows from investing activities:
Purchase of property and equipment	(7,370)	(4,170)
Purchases of marketable securities	—	(31)
Proceeds from sales of marketable securities	—	1,204
Acquisitions of businesses, net of cash acquired	—	(79,423)
Deferred consideration for acquisition	—	2,404
Net cash used in investing activities	(7,370)	(80,016)
Cash flows from financing activities:
Deemed capital contribution from Chairman and CEO	—	440
Payment of short-term notes payable	—	(23,324)
Proceeds from (payment of) related party promissory notes	—	152,666
Tax payments related to stock issued, net of stock withheld, for vested phantom units	(2,106)	—
	(2,106)	129,782
Effect of exchange rate changes on cash and cash equivalents	39	303
Net increase in cash and cash equivalents	(35,459)	18,571
Cash and cash equivalents, beginning of period	160,353	5,989
Cash and cash equivalents, end of period	$124,894	$24,560

NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$(1)	$—
Interest received	9	1
Non-cash transactions:
Purchase of property and equipment (including internal use software)	1,642	—
NaviNet escrow receivable	—	1,678
Accretion to redemption value of Series F / redeemable common stock	—	2,625
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1. Description of Business and Basis of Presentation
Nature of Business
Nant Health, LLC was formed on July 7, 2010, as a Delaware limited liability company. On June 1, 2016, Nant Health, LLC converted into a Delaware corporation (the “LLC Conversion”) and changed its name to NantHealth, Inc. (“NantHealth”). NantHealth, together with its subsidiaries (the “Company”), is a healthcare IT company converging science and technology through a single integrated clinical platform, to provide actionable health information at the point of care, in the time of need, anywhere, anytime. NantHealth works to transform clinical delivery with actionable clinical intelligence at the moment of decision, enabling clinical discovery through real-time machine learning systems. The company’s technology empowers physicians, patients, payers and researchers to transcend genomics into the world of proteomics and the traditional barriers of today’s healthcare system. By converging molecular science, computer science and big data technology, the Nant Operating System ("NantOS") platform allows physicians, patients and payers to coordinate care, monitor outcomes and control cost in real time. NantHealth is a majority-owned subsidiary of NantWorks, LLC (“NantWorks”), which is a subsidiary of California Capital Equity, LLC (“Cal Cap”). The three companies were founded by and are led by Dr. Patrick Soon-Shiong.
As of March 31, 2017, the Company conducted the majority of its operations in the United States, Canada, the United Kingdom, Singapore and India.
LLC Conversion and Initial Public Offering
On June 1, 2016, immediately prior to the pricing of its initial public offering (“IPO”) and in conjunction with the LLC Conversion, all outstanding units of Nant Health, LLC were automatically converted into shares of the Company’s common stock. Immediately following the LLC Conversion, the Company effected a 1-for-5.5 reverse stock split of its common stock. All share and per share amounts in the Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split.

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of NantHealth and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements for the fiscal year ended December 31, 2016 and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operation. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the disclosures required by GAAP.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include the financial statements of all wholly owned subsidiaries. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 2. Summary of Significant Accounting Policies
There have been no significant changes to the accounting policies as disclosed in the Company's Annual Report on Form 10-K. The accounting policies are described in the Company’s Annual Report on Form 10-K.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Segment Reporting
The chief operating decision maker for the Company is its Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a Condensed Consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results, or plans for levels or components below the Condensed Consolidated unit level. Accordingly, management has determined that the Company operates in one reportable segment.
Recent Accounting Pronouncements
Revenue from Contracts with Customers

The new FASB Topic 606 standards commencing with Accounting Standard Update ("ASU") No. 2014-09 ("Topic 606"), Revenue from Contracts with Customers replace existing revenue recognition rules including industry-specific guidance. Topic 606 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting (performance obligations), how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price. Revenue is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for goods or services. The provisions of Topic 606 will become effective for annual reporting periods beginning after December 15, 2017, at which point the Company plan to adopt the standard. The FASB allows two adoption methods under Topic 606 standards. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules.

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
The Company will not implement this new standard prior to the required effective date. Upon initial evaluation, the Company expects that the most significant impact will likely be to its software arrangements due to the requirement to estimate of selling price for deliverables. Under current revenue accounting guidance, if VSOE did not exist for license and implementation fees, the Company recognizes those revenues over the post contract support period. Also, the principal versus agent analysis under ASC 606 focuses on whether the entity controls each specified good or service in an arrangement and the company is currently evaluating whether the guidance will have an impact on how the Company reports its sequencing and molecular analysis revenue.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Other accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business and provides a screen to determine if a set of inputs, processes and outputs is a business. The screen requires that when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets acquired would not be a business. Under the new guidance, in order to be considered a business, an acquisition must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. In addition, the standard narrows the definition of the term “output” so that it is consistent with how it is described in Topic 606 standards. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this guidance may have on its Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This update will become effective for the Corporation’s annual and interim goodwill impairment tests beginning in the first quarter of 2020, and early adoption is permitted. The Company is still evaluating the impact of this standard update.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission ("SEC") did not have, or are not believed by management to have, a material impact on the Company's present or future Condensed Consolidated Financial Statements.
Note 3. Business Combinations
NaviNet, Inc. Acquisition in 2016
On November 30, 2015, NantHealth entered into a definitive agreement with 3BE Holdings, LLC (“3BE”) to acquire 100% of the outstanding equity interest of NaviNet, Inc. (“NaviNet”) in exchange for $83,529 in cash, subject to working capital adjustments, 15,513,726 newly issued Series H units with a fair value of $52,500 and contingent arrangements or earnouts of up to $12,250, which was effective on January 1, 2016 (See Note 6). The contingent arrangements or earnouts require the Company to pay up to a total of $12,250 to certain of NaviNet’s former shareholders if NaviNet’s revenues to those former shareholders exceed certain thresholds during the years ended December 31, 2016 and 2017. These contingent amounts or earnouts have been excluded from the purchase price consideration and are accounted for as sales incentives as certain predefined targets are met and are reflected as contra revenue. The cash portion of the acquisition was financed through a promissory note with NantCapital, LLC (“NantCapital”), an affiliate of the Company (See Note 18). In June 2016, the Company paid an additional $455 to 3BE as a working capital adjustment and accounted for the payment as an increase to the purchase price of NaviNet. In December 2016, and in accordance with the definitive agreements, the Company received $2,409 out of the escrow account for the settlement of the final net working capital adjustment.

The following table summarizes the total purchase consideration for the acquisition:

Amounts
Cash paid to 3BE at closing	$74,823
Cash paid to option holders after closing	2,580
Cash paid to escrow account	6,126
Working capital settlement payment	455
Fair value of Series H units	52,500
Total consideration	$136,484

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

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
During the year ended December 31, 2016, the Company recognized $300 measurement period adjustments, which reduced goodwill. The measurement period adjustments included a $2,909 increase to goodwill related to a decrease in property and equipment, a $697 decrease to goodwill related to an increase in research and development grant receivable, a $955 decrease to goodwill related to a decrease in deferred revenue, a $209 increase to goodwill related to a deferred tax liability increase due to various allocation adjustments, $455 increase to goodwill for working capital adjustments, a $188 increase to goodwill related to an accrued sales tax liability increase and a $2,409 decrease to goodwill, representing the Company’s right to be reimbursed from 3BE for severance benefits if their employment is terminated by the Company without cause or by the employee for good reason within 12 months after the closing date, which was settled through the escrow account in December 2016, of which $1,678 recorded during three months ended March 31, 2016.
Note 4. Accounts Receivable, net
Accounts receivable, net excludes amounts related to PCS and other services that were billed but not yet delivered at each period end. These undelivered services are also excluded from the deferred revenue balances on the accompanying Condensed Consolidated Balance Sheets. The amount of outstanding and unpaid invoices excluded from both the accounts receivable and deferred revenue balances as of March 31, 2017 and December 31, 2016 was $6,506 and $5,325, respectively.

Accounts receivable are included on the Condensed Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2017 and December 31, 2016 was $598 and $452, respectively.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 5. Inventories
Inventories as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016

Finished goods	$1,799	$1,840
Raw materials	376	377
Inventories	$2,175	$2,217

Note 6. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016

Prepaid expenses	$5,422	$4,685
Restricted cash (1)	100	100
Other current assets	238	261
Prepaid expenses and other current assets	$5,760	$5,046

(1)	Additional $250 of non-current restricted cash is included in the Company’s Condensed Consolidated Balance Sheets as part of other assets.

Accrued and other current liabilities of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016

Payroll and related costs	$10,109	$13,248
NaviNet acquisition accrued earnout (See Note 3)	3,338	2,675
Other accrued and other current liabilities	7,830	9,308
Accrued and other current liabilities	$21,277	$25,231

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 7. Property, Plant and Equipment, net
Property, plant and equipment, net as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016

Computer equipment and software	$20,773	$16,080
Furniture and equipment	7,533	7,533
Leasehold and building improvements	4,089	4,051
Internal use software	16,638	15,600
Construction in progress	2,371	1,090
	51,404	44,354
Less: accumulated depreciation and amortization	(18,332)	(15,215)
Property, plant and equipment, net	$33,072	$29,139

Depreciation and amortization expense was $3,111 for the three months ended March 31, 2017, of which $1,330 related to internal use software costs. Depreciation and amortization expense was $1,713 for the three months ended March 31, 2016, of which none related to internal use software costs. Amounts capitalized to internal use software for the three months ended March 31, 2017 and 2016 were $1,038 and $3,100, respectively.

Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016

Customer relationships	$65,200	$65,200
Developed technologies	98,930	98,930
Software license	5,000	5,000
Intellectual property	2,400	2,400
Trade name	3,000	3,000
	174,530	174,530
Less: accumulated amortization	(60,624)	(55,404)
Intangible assets, net	$113,906	$119,126

Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense was $5,220 and $6,096 for the three months ended March 31, 2017 and 2016, respectively.
During the three months ended March 31, 2016, the Company recorded $87,000 of definite-lived intangible assets related to the acquisition of NaviNet (See Note 3). These intangibles are amortized over a period of four to fifteen years.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of March 31, 2017 is as follows:

Amounts
Remainder of 2017	$13,858
2018	18,478
2019	18,166
2020	14,958
2021	11,646
Thereafter	36,800
Total future intangible amortization expense	$113,906
Note 9. Goodwill
Goodwill as of March 31, 2017 and December 31, 2016 was $131,068.
On January 1, 2016 the Company added $74,076 of goodwill related to the acquisition of NaviNet (See Note 3).
Measurement period adjustments during three months ended March 31, 2016 resulted in an increase of $1,531 to goodwill, including an increase of $1,678 related to the NaviNet acquisition (See Note 3), partially offset by a reduction of $147 related to the asset acquisition of Healthcare Solutions from Harris Corporation from 2015.
Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized but is tested for impairment annually as of October 1 or between annual tests when an impairment indicator exists.
Note 10. Investments
Equity method investment
Investment in NantOmics
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

The Company applies the equity method to account for its investment in NantOmics as the interest in the equity is similar to a partnership interest. Further, the Company has the ability to exert significant influence over the operating and financial policies of the entity since NantWorks controls both NantHealth and NantOmics. The difference between the carrying amount of the investment in NantOmics and the Company’s underlying equity in NantOmics’ net assets relate to both definite and indefinite-lived intangible assets. The Company attributed $28,195 and $14,382 of these differences to NantOmics’ developed technologies and its reseller agreement with the Company, respectively, prior to the application of developed technology intangibles included in NantOmics net assets, and the remaining basis differences were attributed to goodwill. The Company amortizes the basis differences related to the definite-lived intangible assets over the assets’ estimated useful lives and records these amounts as a reduction in the carrying amount of its investment and an increase in its equity method loss.

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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The fair value of its equity method investment is determined using the income approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, and earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. The related cash flow forecasts are discounted using an estimated weighted-average cost of capital at the date of valuation.  Differences between the carrying value of an equity investment and its underlying equity in the net assets of the related party are assigned to the extent practicable to specific assets and liabilities based on our analysis of the various factors giving rise to the difference. When appropriate, our share of the related party’s reported earnings is adjusted quarterly to reflect the difference between these allocated values and the related party’s historical book values.

During the year ended December 31, 2016, the Company determined that an other than temporary impairment of $29,816 in the value of the investment in NantOmics had occurred, predominantly attributed to a decline in the value of goodwill. The decline in the fair value was primarily caused by a change in the risk profile of the financial projections for NantOmics resulting from the delay in the Company’s GPS revenue growth. The Company based its financial projections based on information that the Company believes is reasonable; however, actual results may differ materially from those projections. The other than temporary impairment was based on judgments and estimates that are forward looking in nature and include risks and uncertainties related to assumptions regarding the Company’s future financial performance, commercial acceptance of the Company’s product and service offerings, risk of reimbursement for the Company’s sequencing and molecular analysis solution, developments in the healthcare and molecular diagnostics industry, the Company’s ability to integrate its business acquisitions, regulatory risks, and other general business risks including unanticipated adverse changes in NantOmics' operating environment.

The Company believes that there is no additional other than temporary impairment required to be recorded as of March 31, 2017.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. For the three months ended March 31, 2017 and 2016, the Company recognized loss of $4,526 and $2,914, respectively related to this investment.

The Company used the following summarized financial information for NantOmics for the three months ended December 31, 2016 and 2015, respectively to record its equity method losses for the three months ended March 31, 2017 and 2016, respectively.

	Three months ended December 31,
	2016	2015
Sales	$2,415	$1,250
Gross loss	(2,217)	(784)
Loss from operations	(7,770)	(8,566)
Net loss	(21,766)	(9,332)
Net loss attributable to NantOmics	(20,513)	(8,667)
Cost method Investment
Investment in IOBS
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

As of March 31, 2017 and December 31, 2016, IOBS was considered a variable interest entity. The Company is not the primary beneficiary of IOBS because it only has the right to elect two of five directors. All major decisions of IOBS require the majority vote by the members of the board of directors, including decisions made to manage the business including hiring and firing of officers and other critical management functions. Therefore, the Company does not consolidate IOBS.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 11. Convertible Notes
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
In connection with the offering of the Convertible Notes, on December 15, 2016, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the promissory note to June 30, 2022 and to subordinate such promissory note in right of payment to the Convertible Notes (See Note 18).
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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

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
The liability component of the Convertible Notes on the date of issuance was computed as $83,079, consisting of the value of the embedded interest make-whole derivative of $1,499 and the carrying value of the Convertible Notes of $81,580. Accordingly, the equity component on the date of issuance was $23,921. If the debt will be considered current at the balance sheet date, the liability component of the convertible notes will be classified as current liabilities and presented in current portion of convertible notes debt and the equity component of the convertible debt will be considered a redeemable security and presented as redeemable equity on the Company's Condensed Consolidated Balance Sheet.
Offering costs of $4,286 related to the issuance of the Convertible Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing offering costs and equity issuance costs, respectively. Approximately $972 of this amount was allocated to equity and the remaining $3,314 were capitalized as deferred financing offering costs.
The debt discounts and deferred financing offering costs on the Convertible Notes are being amortized to interest expense over the contractual terms of the Convertible Notes, using the effective interest method at an effective interest rate of 12.82%.
As of March 31, 2017, the remaining life of the Convertible Notes is approximately 57 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016.

	Related party	Others	Total
Balance as of March 31, 2017
Gross proceeds	$10,000	$97,000	$107,000

Interest make-whole derivative fair value at issuance	(148)	(1,351)	(1,499)
Conversion option reported in equity as additional paid-in capital	(2,233)	(21,688)	(23,921)
Deferred financing offering costs	(65)	(3,249)	(3,314)
Amortization of debt discounts and deferred financing offering costs	101	1,058	1,159
Unamortized debt discounts and deferred financing offering costs	(2,345)	(25,230)	(27,575)

Net carrying amount	$7,655	$71,770	$79,425

Balance as of December 31, 2016
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(2,436)	(26,190)	(28,626)
Net carrying amount	$7,564	$70,810	$78,374

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table sets forth the Company's interest expense incurred for the three months ended March 31, 2017:

	Related party	Others	Total
Accrued coupon interest expense	$138	$1,334	$1,472
Amortization of debt discounts	89	841	930
Amortization of deferred financing offering costs	2	119	121
Total convertible notes interest expense	$229	$2,294	$2,523

Note 12. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$116,159	$116,159	$—	$—
Liabilities - Interest make-whole derivative	56	—	—	56

	December 31, 2016
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$149,067	$149,067	$—	$—
Liabilities - Interest make-whole derivative	271	—	—	271

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

Level 3 Inputs
In December 2016, the Company issued $107,000 in aggregate principal amount of Convertible Notes due December 15, 2021, of which $10,000 issued to a related party (See Note 11). The Convertible Notes include an interest make-whole feature whereby if a noteholder converts any of the Convertible Notes one year after the last date of original issuance of the Convertible Notes, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present values of the scheduled payments, computed using a discount rate equal to 2.0%, of interest that would have been made on the Convertible Notes to be converted had such Convertible Notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the Convertible Notes had not been so converted. The Company may pay any interest make-whole payment either in cash or in shares of its common stock, at the Company’s election as described in the Indenture. The Company has determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in the Company's Condensed Consolidated Balance Sheets, with subsequent changes to fair value recorded through earnings at each reporting period as part of other income, net on the Company's Condensed Consolidated Statements of Operations as change in fair value of derivative liability.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2017:

	December 31, 2016	Additions	Change in fair value	March 31, 2017
Interest make-whole derivative liability:
Related party	$25	$—	$(20)	$5
Others	246	—	(195)	51
	$271	$—	$(215)	$56
As of March 31, 2017 and December 31, 2016, the fair value and carrying value of the Company's Convertible Notes were:

	Fair value	Carrying value	Face value

5.5% convertible senior notes due December 15, 2021:
Balance as of March 31, 2017
Related party	$7,759	$7,655	$10,000
Others	75,265	71,770	97,000
	$83,024	$79,425	$107,000
Balance as of December 31, 2016
Related party	$11,081	$7,564	$10,000
Others	107,491	70,810	97,000
	$118,572	$78,374	$107,000

The fair value shown above represents the fair value of the debt instrument, inclusive of both the debt and equity components, but excluding the derivative liability. The carrying value represents only the carrying value of the debt component.

Note 13. Commitments and Contingencies
The Company's principal commitments consist of obligations under its outstanding debt obligations, non-cancelable leases for its office space and certain equipment and vendor contracts to provide research services, and purchase obligations under license agreements and reseller agreements.
Lease Arrangements
The Company leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of March 31, 2017 and December 31, 2016, the Company had no material capital leases and the remaining lives of its operating leases ranged from one to five years.
Rental expense associated with operating leases is charged to expense in the year incurred and is included in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2017 and 2016, the rental expense was charged to selling, general and administrative expense in the amount of $1,254 and $1,110, respectively.
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet, On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand (See Note 18).

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Indenture obligations under Convertible Notes
On December 21, 2016, the Company entered into the Indenture relating to the issuance of the $107,000 Convertible Notes, by and between the Company and U.S. Bank National Association the Trustee. The interest rates are fixed at 5.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2017. The Convertible Notes will mature on December 15, 2021, unless earlier repurchased by the Company or converted pursuant to their terms (See Note 11).
Purchase obligations Under License Agreements and Reseller Agreements
In September 2016, the Company entered into a Second Amended and Restated Reseller Agreement for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics, with an effective date of June 19, 2015 (See Note 18).
Obligations Under Exclusive License Agreement with Northshore
On September 29, 2015, the Company entered into an exclusive license agreement with NorthShore to further develop their Health Heritage software platform ("Health Heritage"), and to license the software to customers.
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
Legal Matters
The Company is, from time to time, subject to claims and litigation that arise in the ordinary course of its business. The Company intends to defend vigorously any such litigation that may arise under all defenses that would be available. Except as discussed below, in the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to them, would not have a material adverse effect on the Company’s Condensed Consolidated Financial Condition or Results Of Operations. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of the Company's executive officers and directors.  The pending complaints are captioned Deora v. NantHealth, Inc., 2:17-cv-01825, Di Rienzo v. NantHealth, Inc., 2:17-cv-01912, and Shafik v. NantHealth, Inc., 2:17-cv-01940.  Some of the complaints also name as defendants investment banks who were underwriters in the Company's initial public offering.  The complaints generally allege that defendants violated the federal securities laws by making material misstatements and omissions concerning NantHealth’s business, operations, and results.  In particular, the complaints refer to an article in alleging that defendants misrepresented NantHealth’s business with the University of Utah and donations to the university by non-profit entities associated with the Company's founder Dr. Soon-Shiong.  The complaints seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from the time of the initial public offering through early March 2017.  The Company believes that the claims lack merit and intend to vigorously defend the litigation.  The monetary and other impact of this action may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve this matter may be significant and divert management's attention. The Company cannot assure you that it will prevail in this lawsuit. If the Company is ultimately unsuccessful in this matter, it could be required to pay substantial amounts which might materially adversely affect the Company's business, operating results and financial condition.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 14. Income Taxes
The provision for income taxes for the three months ended March 31, 2017 was $282 and the benefit from income taxes for three months ended March 31, 2016 was $4,398. The tax provision for income taxes for the three months ended March 31, 2017 included an income tax provision for the consolidated group based on an estimated annual effective tax rate. Prior to June 1, 2016 the provision for income taxes consisted of income tax provision for the corporate subsidiaries of NantHealth. For the three months ended March 31, 2016, the tax benefit was mostly attributed to the reduction of deferred tax liability as a result of the amortization of NaviNet’s purchase accounting intangibles.

The effective tax rates for the three months ended March 31, 2017 and 2016 were a provision of 0.70% and a benefit of 11.7%, respectively. The effective tax rate for the three months ended March 31, 2017 differed from the U.S. federal statutory rate of 34% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a full valuation allowance on its net deferred tax assets. The effective tax rate for the three months ended March 31, 2016 differed from the federal statutory rate primarily due to the fact that Nant Health, LLC was a limited liability company during that period. It converted from a pass-through entity to a C corporation, NantHealth, Inc., on June 1, 2016. Prior to the LLC Conversion, the tax provision represented that of Nant Health, LLC’s corporate subsidiaries. As mentioned above the major change in the Company's effective tax rates for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was also attributable to the LLC Conversion on June 1, 2016 (See Note 15).
The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. If/when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made.The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. One of the Company’s corporate subsidiary, Assisteo Holding, Inc, is currently under an IRS audit for the tax year 2014. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2011 or prior, however, its tax attributes, such as net operating loss (“NOL”) carryforwards and tax credits, are still subject to examination in the year they are used.
Note 15. Stockholders’ Equity
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

On July 25, 2016, the Company issued 1,056,689 shares of common stock, after withholding approximately 538,794 shares to satisfy tax withholding obligations, to participants of the Phantom Unit Plan based in the United States whose phantom units vested as a result of the IPO. The Company made a cash payment of $5,738 to cover employee withholding taxes upon the settlement of these vested phantom units.  The Company also paid $235 on August 9, 2016 to cash-settle 16,818 vested phantom units held by participants of the Phantom Unit Plan at the time of the IPO who were based outside of the United States.
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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

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

The units in the table above were converted to 99,661,906 shares of common stock, of which 10,462 shares of restricted stock. The members’ equity balance of $525,388 was reclassified into common stock and additional paid-in capital in the Condensed Consolidated Balance Sheet as of June 1, 2016.
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

In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of March 31, 2017 and December 31, 2016, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of March 31, 2017 and December 31, 2016, there were no outstanding shares of preferred stock.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

2016 NaviNet Equity Issuances

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
Other Equity Contributions

In January 2015, the Company entered into an agreement to provide certain research related sequencing services to a research institution. The agreement provides that the institution pay the Company $10,000 in exchange for the Company providing sequencing services. Certain public and private charitable 501(c)(3) non-profit organizations provided partial funding for the sequencing and related bioinformatics costs associated with the project. The Company’s Chairman and CEO serves as the CEO and a member of the board of directors of each of the non-profit organizations and by virtue of these positions he may have influence or control over these organizations. The institution was not contractually or otherwise required to use the Company’s molecular profiling solutions or any of the Company’s other products or services as part of the charitable gift, however, the institution did not have a requirement to order or pay for the services unless it first received private donor funding for the project. As a result, the Company does not classify the fees related to this project as revenue but instead classifies the amounts as deemed capital contributions from the Company's Chairman and CEO. During the three months ended March 31, 2016, $440 was recorded as a deemed capital contribution within members' equity or stockholders' equity, and through December 31, 2016 the total $10,000 amount was recorded as a deemed capital contribution within members' equity or stockholders' equity. During the three months ended March 31, 2016 $264 of costs were recorded as other services cost of revenue related to the service performed.

In December 2016, the Company entered into an agreement to provide genomic and proteomic sequencing and related bioinformatics services to an institution related to cancer research. The agreement provides that the institution pay the Company a fixed per-test fee in exchange for the services to be provided by the Company. A private charitable 501(c)(3) non-profit organization controlled by the Company’s Chairman and CEO also made a charitable gift to the institution in December 2016. The gift does not contractually or otherwise require the institution to use the Company’s molecular profiling solutions or any of the Company’s other products or services. No amounts related to this arrangement have been recognized in the Company’s Condensed Consolidated Balance Sheets or Statements of Operations as of or for the three months ended March 31, 2017.
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
As of December 31, 2015, the Company determined that the redemption of the Series F units was probable due to the uncertainty of completing a qualified initial public offering under prong (ii) and, as such, accrued $16,042 of interest as a reduction to members’ equity. Prior to December 31, 2015, the Company had concluded that redemption was not probable and had not adjusted the carrying value of such units to redemption value. The Series F units were classified in the Condensed Consolidated balance sheet as of December 31, 2015 as temporary equity as a result of the contingent redemption feature.
As part of the LLC Conversion, the Series F units converted to 10,714,285 shares of redeemable common stock as of June 1, 2016. Since the Put Right expired unexercised on June 20, 2016, the shares of common stock owned by KIO are no longer redeemable and are included in Stockholders’ equity.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Letter Agreement with NantWorks
On May 22, 2016, the Company signed a letter agreement with NantWorks whereby NantWorks agreed to purchase directly from KIO all of the outstanding shares of KHealth if KIO had elected to exercise its Put Right. KIO did not exercise its Put Right (which expired by its terms on June 20, 2016) and NantWorks, therefore did not purchase these shares.

The change in net carrying amount of the Series F units and common stock owned by KIO through June 20, 2016 consisted of the following:

	Redeemable Series F Units	Redeemable Common Stock	Common Stock and Additional-Paid-in-Capital
Balance at December 31, 2015	$166,042	$—	$—
Accretion to redemption value	2,625	—	—
Balance at March 31, 2016	168,667	—	—
Accretion to redemption value	1,750	—	—
Balance at June 1, 2016 pre-LLC Conversion	170,417	—	—
LLC Conversion	(170,417)	170,417	—
Balance at June 1, 2016 post-LLC Conversion	—	170,417	—
Accretion to redemption value	—	583	—
Balance at June 20, 2016 pre expiration of Put Right	—	171,000	—
Expiration of Put Right at June 20, 2016	—	(171,000)	171,000
Balance at June 20, 2016 post expiration of Put Right	$—	$—	$171,000
Note 16. Stock Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2017	2016
Series C / Restricted Stock -
Research and development	$15	$98

Phantom units:
Cost of revenue	708	—
Selling, general and administrative	(1,352)	—
Research and development	914	—
Total phantom units stock-based compensation expense	270	—

Stock options -
Selling, general and administrative	(35)	—

Total stock based compensation expense	250	98
Amount capitalized to internal-use software and deferred implementation costs	524	—
Total stock-based compensation cost	$774	$98

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

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
Upon the LLC Conversion (See Note 15) on June 1, 2016, the Company issued 28,973 shares of common stock to holders of vested Series C units and 10,462 shares of restricted stock to holders of unvested Series C units. The shares of restricted stock issued to holders of unvested profits interests are subject to forfeiture until becoming fully vested in accordance with the terms of the original Series C unit grant agreements (See Restricted Stock below).
Phantom Unit Plan
On March 31, 2015, the Company approved the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”). The maximum number of phantom units that may be issued under the Phantom Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. As of March 31, 2017, there were 3,515,718 phantom units outstanding under the Phantom Unit Plan, after giving effect to the 1-for-5.5 reverse stock split. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016.

The following table summarizes the activity related to the unvested phantom units during the three months ended March 31, 2017:

	Number of Units	Weighted Average Grant date value per phantom unit
Unvested phantom units outstanding - December 31, 2016	4,322,080	$14.95
Granted	113,656	$4.75
Vested	(602,271)	$15.78
Forfeited	(317,747)	$15.27
Unvested phantom units outstanding - March 31, 2017	3,515,718	$14.44

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

During the year ended December 31, 2016, the Company granted 995,364 phantom units to employees of related companies who are providing services to the Company under the shared services agreement with NantWorks (See Note 18) as well as certain consultants of the Company, none of which were issued during the three months ended March 31, 2016. Stock compensation expense for the phantom units issued to these participants is re-measured at the end of each reporting period until the awards vest. All other grants of phantom units have been made to employees of the Company. The Company uses the accelerated attribution method to recognize expense for all phantom units since the awards’ vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.

As of March 31, 2017, the Company had $20,453 of unrecognized stock based compensation expense related to phantom units which will be recognized over a weighted-average period of 1.9 years. Of that amount, $19,142 of unrecognized expense is related to employee grants with a weighted-average period of 1.9 years and $1,311 of unrecognized expense is related to non-employee grants with a weighted-average period of 2.0 years.

During the three months ended March 31, 2017, the Company issued 376,130 shares of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 212,402 shares to satisfy tax withholding obligations. The Company made a cash payment of $2,106 to cover employee withholding taxes taxes upon the settlement of these vested phantom units. During the three months ended March 31, 2017 the Company also paid $137 to cash-settle 13,739 vested phantom units held by participants of the Phantom Unit Plan based outside of the United States, and fractional shares remaining of vested units held by participants based in the United States.
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
Restricted Stock
The Company issued 10,462 shares of restricted stock under the 2016 Plan on June 1, 2016, in connection with the conversion of the Series C units, of which 3,486 were vested and converted into unrestricted common stock during 2016, and as of March 31, 2017 and December 31, 2016 there were 6,976 shares of restricted stock.
Total stock-based compensation expense of $216 is expected to be recognized on a straight-line basis over approximately the next 1.6 years for the unvested restricted stock outstanding as of March 31, 2017. The unrecognized stock compensation relates to nonemployees and the awards are being accounted for pursuant to ASC 505-50. Stock compensation expense for the Series C units/restricted stock issued to the nonemployees is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period.

Stock Options

During the year ended December 31, 2016, the Company issued 500,000 stock options under the 2016 equity incentive plan to Mark Burnett, who is a non-employee member of the Company’s Board of Directors, with exercise price of $14.00. The award is being accounted for pursuant to ASC 505-50. Stock compensation expense issued to the nonemployees is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period. The Company has utilized the Black-Scholes option-pricing model to determine the fair value of the stock options.

As of March 31, 2017, the Company had $84 of unrecognized stock based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 3.15 years.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 17. Net Income (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of common stock and redeemable common stock for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	Common Stock	Common Stock	Redeemable Common Stock
Net income (loss) per share numerator:
Net loss	$(41,115)	$(33,145)	$—
Accretion to redemption value of series F/redeemable common stock	—	(2,625)	2,625
Net income (loss) for basic and diluted net income (loss) per share	$(41,115)	$(35,770)	$2,625

Net income (loss) per share denominator:
Weighted-average shares for basic net loss per share	121,618,039	99,651,444	10,714,285
Effect of dilutive securities	—	—	—
Weighted-average shares for dilutive net income (loss) per share	121,618,039	99,651,444	10,714,285

Basic and diluted net income (loss) per share	$(0.34)	$(0.36)	$0.25
The net income (loss) per share and weighted-average shares outstanding have been computed to give effect to the LLC Conversion (See Note 15) that occurred June 1, 2016 prior to the Company’s initial public offering.  In conjunction with the LLC Conversion, (a) all of the Company’s outstanding units automatically converted into shares of common stock, based on the relative rights of the Company's pre-IPO equityholders as set forth in the limited liability company agreement and (b) the Company adopted and filed a certificate of incorporation with the Secretary of State of the state of Delaware and adopted bylaws. The Company filed an amended certificate of incorporation to effect a 1-for-5.5 reverse stock split of its common stock on June 1, 2016.

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

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2017	2016
Unvested restricted stock	6,976	10,462
Unvested phantom units	3,515,718	3,722,914
Stock options	500,000	—
Convertible notes	8,815,655	—

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 18. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company was billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. During the three months ended March 31, 2017 and 2016, the Company incurred $1,385 and $2,429 of expenses, respectively, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. Additionally, the Company incurred $210 of expenses during the three months ended March 31, 2016, related to research and development services provided by NantWorks and its subsidiaries.
Related Party Receivables and Payables
As of March 31, 2017 and December 31, 2016, the Company had related party receivables, net of related party payables of $2,874 and $2,870, respectively. The related party receivables, net of related party payables as of March 31, 2017 and December 31, 2016 primarily consisted of a receivable from Ziosoft KK of $2,126, which was related to the sale of Qi Imaging. As of March 31, 2017 and December 31, 2016 the Company had related party payables, net of receivables balances including related party liabilities of $16,499 and $13,694, respectively. The related party payables, net of receivables balances primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below) and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

The Second Amended Reseller Agreement grants to the Company the right to renew the agreement (with exclusivity) for up to three renewal terms, each lasting three years, if the Company achieves projected volume thresholds, as follows: (i) the first renewal option can be exercised if the Company completes at least 300,000 tests between June 19, 2015 and June 30, 2020; (ii) the second renewal option can be exercised if the Company completes at least 570,000 tests between July 1, 2020 and June 30, 2023; and (iii) the third renewal option can be exercised if the Company completes at least 760,000 tests between July 1, 2023 and June 30, 2026. If the Company does not meet the applicable volume threshold during the initial term or the first or second exclusive renewal terms, the Company can renew for a single additional three year term, but only on a non-exclusive basis.
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
As of March 31, 2017 and December 31, 2016, the Company has $1,856 and $1,950, respectively, of outstanding related party payables under the Second Amended Reseller Agreement.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Master Services and License Agreement with the Chan Soon-Shiong Medical Center at Windber
On December 29, 2016, the Company entered into a master services and license agreement with the Chan Soon-Shiong Medical Center at Windber (“CSSMCW”) whereby the Company will provide CSSMCW with access to certain of its hosted, software-as-a-service solutions and associated products and services. The initial order form under the agreement has a service period of three years and may be terminated for cause by either party in the case of material breach by the other party. Upon expiration of the initial term, the agreement automatically renews for successive one-year periods, unless either party provides the other party with at least 120 days’ prior written notice of its intent not to renew. Amounts invoiced to CSSMCW by the Company are payable within 30 days of receipt. No amounts have been recognized under this agreement during the three months ended March 31, 2017.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P., an entity affiliated with the Company's Chairman and CEO Dr. Patrick Soon-Shiong (“Cambridge”), to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (See Note 11). The accrued and unpaid interest on the convertible notes was $153 and $15 at March 31, 2017 and December 31, 2016, as part of current related party liabilities on the Condensed Consolidated Balance Sheet.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note was originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes (See Note 11). No other terms of the promissory note were changed. As of March 31, 2017 and December 31, 2016, the total principal and interest outstanding on the note amounted to $119,709 and $118,253, respectively. The accrued and unpaid interest on the note was $7,043 and $5,587, respectively as of March 31, 2017 and December 31, 2016, as part of non current related party liabilities on the Condensed Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate is 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval, and as of March 31, 2017, there was no outstanding balance on the promissory note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs, assumptions, and information currently available to our management, and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those described in greater detail elsewhere in this Quarterly Report and in our Annual Report on Form 10-K, particularly in Item 1A, “Risk Factors”.
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
Since our inception, we have devoted substantially all of our resources to the development and commercialization of NantHealth solutions, including NantOS and the NantOS apps, as well as the commercial launch of our GPS Cancer business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception, and as of March 31, 2017 our accumulated deficit was approximately $516.4 million. We expect to continue to incur operating losses over the near term as we drive adoption of GPS Cancer, expand our commercial operations, and invest further in NantHealth solutions.

We plan to (i) continue investing in our infrastructure, including but not limited to solution development, sales and marketing, implementation and support, (ii) continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, (iii) add new clients through maintaining and expanding sales, marketing and solution development activities, (iv) expand our relationships with existing clients through delivery of add-on and complementary solutions and services and (v) continue our commitment of service in support of our client satisfaction programs. We believe that our growing client base using our NantOS and NantOS apps on a daily basis is a strategic asset, and we intend to expand sales of NantHealth solutions offerings towards this client base in order to attempt to leverage this strategic asset.
Recent Developments and Acquisition
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

In December 2016, we issued convertible notes to a related party and others for net proceeds of $9.9 million and $92.8 million, respectively, after deducting underwriting discounts and commissions and other offering costs of $4.3 million. Please see Note 11 of the Notes to accompanying Condensed Consolidated Financial Statements for further discussion of these convertible notes.
We made a significant acquisition in 2016, which has expanded the features and functionality of NantHealth solutions. In January 2016 we acquired NaviNet, which provides a secure collaboration network connecting approximately 36 health plans and which is estimated to be utilized in more than 70% of the nation’s physicians’ offices during the fourth quarter of 2016. NaviNet Open will serve as a nationwide scalable and secure web-based portal for patients and providers.
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

Net loss Non-GAAP excludes the effects of (1) loss from equity method investments, (2) stock based compensation expense, (3) intangible amortization, (4) corporate restructuring expenses, (5) acquisition related compensation expense (6) acquisition related sales incentives, which have been recorded as contra revenue, (7) change in fair value of derivatives liability, (8) non-cash interest expense related to convertible notes, and (9) the impact of intangibles amortization on provision for (benefit from) income taxes.

Adjusted shares outstanding include Series F redeemable units as if converted to common stock on January 1, 2016. These units were converted to common stock in conjunction with the LLC conversion on June 1, 2016. The Put Right held by KIO expired on June 20, 2016, and the shares of common stock owned by KIO are no longer redeemable. See Note 15 to the accompanying Condensed Consolidated Financial Statements for further discussion of the Put Right.

The following table reconciles Net loss to Net loss - Non-GAAP and Shares outstanding to Shares outstanding - Non-GAAP for the three months ended March 31, 2017 and 2016 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2017	2016
Net loss	$(41,115)	$(33,145)
Adjustments to GAAP net loss:
Loss from related party equity method investment	4,526	2,914
Stock-based compensation expense	250	98
Corporate restructuring	220	1,966
Acquisition related compensation expense	—	4,814
Acquisition related sales incentive	662	1,420
Change in fair value of derivatives liability	(215)	—
Non-cash interest expense related to convertible notes	1,051	—
Intangible amortization	5,220	6,096
Impact of intangibles amortization on provision for (benefit from) income taxes	233	(4,528)
Total adjustments to GAAP net loss	11,947	12,780
Net loss - Non-GAAP	$(29,168)	$(20,365)

Weighted average shares outstanding (1)	121,618,039	99,651,444
Weighted average Series F/redeemable stock (1)(2)	—	10,714,285
Shares outstanding - Non-GAAP (1)	121,618,039	110,365,729

Net loss per share - Non-GAAP (1)	$(0.24)	$(0.18)

The following table reconciles Net loss per share to Net loss per share Non-GAAP for the three months ended March 31, 2017 and 2016 (Unaudited):

	Three Months Ended March 31,
	2017	2016
Net loss per common share - GAAP	$(0.34)	$(0.36)
Adjustments to GAAP net loss per common share:
Loss from related party equity method investment	0.04	0.03
Stock-based compensation expense	—	—
Corporate restructuring	—	0.02
Acquisition related compensation expense	—	0.05
Acquisition related sales incentive	0.01	0.01
Change in fair value of derivatives liability	—	—
Non-cash interest expense related to convertible notes	0.01	—
Intangible amortization	0.04	0.07
Impact of intangibles amortization on provision for (benefit from) income taxes	—	(0.05)
Accretion to redemption value of Series F/redeemable common stock	—	0.03
Dilution from Series F/redeemable common stock	—	0.02
Total adjustments to GAAP net loss per common share	0.10	0.18
Net loss per share - Non-GAAP (1)	$(0.24)	$(0.18)

(1)
The net loss per share - non-GAAP, weighted average shares outstanding, weighted average Series F units/redeemable stock and shares outstanding - non-GAAP have been computed to give effect to the LLC conversion that occurred June 1, 2016 prior to our IPO. In conjunction with the LLC Conversion, (a) all of our outstanding units automatically converted into shares of common stock, based on the relative rights of our pre-IPO equityholders as set forth in the limited liability company agreement and (b) we adopted and filed a certificate of incorporation with the Secretary of State of the state of Delaware and adopted bylaws. We filed an amended certificate of incorporation to effect a 1-for-5.5 reverse stock split of our common stock on June 1, 2016.

(2)
The weighted average shares outstanding have been further adjusted to account for the redeemable Series F units (converted to common stock in conjunction with the LLC conversion), whose Put Right expired on June 20, 2016.  Prior to June 20, 2016, these units/shares of common stock were classified as redeemable members’/stockholders’ equity in the balance sheet, and as such, were not included in the weighted-average shares outstanding prior to June 20, 2016. The Put Right expired June 20, 2016, and the shares were no longer redeemable and are included in shareholders’ equity following that day. The weighted-average shares are adjusted to include the redeemable common stock in the weighted average shares outstanding for the entire period.

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

Software-as-a-service - Software-as-a-service, or SaaS, revenue is generated from our clients’ access to and usage of our hosted software solutions on a subscription basis for a specified contract term, which is typically annually. In our SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally only has the right to access and use the software and receive any software upgrades published during the subscription period. Solutions sold under a SaaS model include our eviti platform solutions, NantOS and NantOS apps.

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

▪
Software-as-a-service - SaaS cost of revenue includes personnel-related, amortization of deferred implementation costs, depreciation of internal use software and other direct costs associated with the delivery and hosting of NantOS and NantOS apps, including eviti, our cancer-decision support solution, and NaviNet on a subscription basis.

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

▪
Other services - Other services cost of revenue includes personnel-related costs, amortization of deferred implementation costs, depreciation of internal use software and other direct costs associated with software training and implementation services provided to our clients as well as direct expenses relating to our nursing and therapy services provided to patients in a home care setting.

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

We expect to continue to grow our investment in selling and other related expenses supporting future growth in GPS as well as expanding our brand.  We are reviewing our other selling, general and administrative investments and expect to drive cost savings through greater efficiencies and synergies across our company. Additionally, we expect to incur additional costs for legal, accounting, insurance, investor relations and other costs associated with operating as a public company. These increases include additional costs we expect to incur associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies as well as increased costs for directors’ and officers’ liability insurance and an enhanced investor relations function. However, we expect our selling, general and administrative expense to decrease as a percentage of revenue over the long term as our revenue increases and we realize economies of scale.

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
Interest Expense, net
Interest expense, net primarily consists of interest expense associated with our outstanding borrowings, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering cost, offset by interest income earned on our cash and cash equivalents and marketable securities.
Other Income, net
Other income, net consists primarily of unrealized and realized gains (losses), dividends received from our marketable securities, change in fair value of derivative liability and other non-recurring items.
Loss from Equity Method Investment
Loss from equity method investment consists of our pro rata share of losses of a company that we own an ownership interest in and account for under the equity method of accounting.
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

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2017	2016
Revenue:
Software and hardware	$645	$674
Software–as-a-service	15,231	13,701
Total software-related revenue	15,876	14,375
Maintenance	3,162	3,138
Sequencing and molecular analysis	510	—
Other services	2,961	1,938
Total net revenue	22,509	19,451

Cost of Revenue:
Software and hardware	312	239
Software-as-a-service	7,233	4,423
Total software-related cost of revenue	7,545	4,662
Maintenance	862	530
Sequencing and molecular analysis	1,538	—
Other services	5,678	3,565
Amortization of developed technologies	3,406	4,281
Total cost of revenue	19,029	13,038

Gross profit	3,480	6,413

Operating Expenses:
Selling, general and administrative	20,878	27,373
Research and development	13,399	10,694
Amortization of software license and acquisition-related assets	1,814	1,815
Total operating expenses	36,091	39,882
Loss from operations	(32,611)	(33,469)
Interest expense, net	(3,969)	(1,498)
Other income, net	273	338
Loss from related party equity method investment	(4,526)	(2,914)
Loss before income taxes	(40,833)	(37,543)
Provision for (benefit from) income taxes	282	(4,398)
Net loss	$(41,115)	$(33,145)

Net income (loss) per share (1):
Basic and diluted - common stock	$(0.34)	$(0.36)
Basic and diluted - redeemable common stock	N/A	$0.25

Weighted average shares outstanding (1):
Basic and diluted - common stock	121,618,039	99,651,444
Basic and diluted - redeemable common shares	N/A	10,714,285

(1)
The net income (loss) per share and weighted average shares outstanding for the three months ended March 31, 2016, have been computed to give effect to the LLC Conversion (See Note 15 of the accompanying Condensed Consolidated Financial Statements) that occurred on June 1, 2016, prior to our IPO. In conjunction with the LLC Conversion, (a) all of our outstanding units automatically converted into shares of common stock, based on the relative rights of our pre-IPO equityholders as set forth in our limited liability company agreement and (b) we adopted and filed a certificate of incorporation with the Secretary of State of the state of Delaware and adopted bylaws. The Company adopted and filed an amendment to its certificate of incorporation with the Secretary of State of the state of Delaware to effect a 1-for-5.5 reverse stock split of its common stock on June 1, 2016.

The net loss per share for the common stock for the three months ended March 31, 2016 reflects $2,625 in accretion value allocated to the redeemable common stock. The redeemable common stock contained a put right, which expired unexercised on June 20, 2016. As a result of and as of that date, the shares were no longer redeemable and were included in common stock. See Note 17 of the accompanying Condensed Consolidated Financial Statements for the calculation of net loss per share for common stock and redeemable common stock for the three months ended March 31, 2016.
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended March 31,
	2017	2016
Revenue:
Software and hardware	2.9%	3.5%
Software–as-a-service	67.6%	70.4%
Total software-related revenue	70.5%	73.9%
Maintenance	14.0%	16.1%
Sequencing and molecular analysis	2.3%	0.0%
Other services	13.2%	10.0%
Total net revenue	100.0%	100.0%

Cost of Revenue:
Software and hardware	1.4%	1.2%
Software-as-a-service	32.1%	22.8%
Total software-related cost of revenue	33.5%	24.0%
Maintenance	3.8%	2.7%
Sequencing and molecular analysis	6.8%	0.0%
Other services	25.2%	18.3%
Amortization of developed technologies	15.2%	22.0%
Total cost of revenue	84.5%	67.0%

Gross profit	15.5%	33.0%

Operating Expenses:
Selling, general and administrative	92.8%	140.8%
Research and development	59.5%	55.0%
Amortization of software license and acquisition-related assets	8.1%	9.3%
Total operating expenses	160.4%	205.1%
Loss from operations	(144.9%)	(172.1%)
Interest expense, net	(17.6%)	(7.7%)
Other income, net	1.2%	1.7%
Loss from equity method investment	(20.1%)	(14.9%)
Loss before income taxes	(181.4%)	(193.0%)
Provision for (benefit from) income taxes	1.3%	(22.6%)
Net loss	(182.7%)	(170.4%)

Comparison of Three Months Ended March 31, 2016 and 2017 (Unaudited)
Revenue

	Three Months Ended March 31,		Period-To-Period Change
	2017	2016
	Amount	Amount	Amount	Percentage
Software and hardware	$645	$674	$(29)	-4.3%
Software–as-a-service	15,231	13,701	1,530	11.2%
Total software-related revenues	15,876	14,375	1,501	10.4%
Maintenance	3,162	3,138	24	0.8%
Sequencing and molecular analysis	510	—	510	0.0%
Other services	2,961	1,938	1,023	52.8%
Total net revenue	$22,509	$19,451	$3,058	15.7%
Comparison of the three month periods ended March 31, 2016 versus 2017
Total revenue increased $3.1 million or 15.7% from $19.5 million to $22.5 million for the three months ended March 31, 2016 and March 31, 2017, respectively. Our total revenue growth was driven primarily by a $1.5 million increase in software-as-a-service (SaaS), as well as a $1.0 million increase in other services.
Our total software-related revenues (including software and hardware and SaaS) was $15.9 million for the three months ended March 31, 2017 compared to $14.4 million for the three months ended March 31, 2016, an increase of $1.5 million or 10.4% The growth in software-related revenue was primarily driven by SaaS revenue from our NaviNet and eviti solutions. The increase in SaaS revenue was offset by a flat performance from our software and hardware line of business due to the timing of completed implementations as compared to the same period in the prior year.
Software and hardware revenue remained flat as revenue decreased slightly from $0.7 million to $0.6 million for the three months ended March 31, 2016 and March 31, 2017, respectively. The primary driver of the decrease was related to $0.3 million lower revenue from completed implementations of DeviceConX compared to the same period in the prior year. Our software and hardware revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX customers and our revenue recognition for DeviceConX arrangements.
SaaS revenue increased $1.5 million or 11.2% from $13.7 million to $15.2 million for the three months ended March 31, 2016 and March 31, 2017, respectively. This increase was primarily driven by a $1.4 million increase of Payer engagement revenue attributed to reductions in estimated sales incentives recorded as contra revenue, as well as organic growth with existing customer base.
Maintenance revenue increased from $3.1 million to $3.2 million for the three months ended March 31, 2016 and March 31, 2017, respectively. This increase was primarily driven by a growth in Fusion FX maintenance.
Sequencing and molecular analysis revenue of $0.5 million was limited to primarily what could be recognized on a cash basis given the uncertainty over reimbursement for a substantial majority of the GPS profiles delivered in the quarter. As the Company gains additional insurance coverage and reimbursement experience, we expect to be able to reduce the portion of GPS revenue which is recognized on a cash basis.

We are significantly expanding our sales efforts by adding seasoned sales and account management professionals in 2017. In our first quarter of 2017 we grew our GPS field sales team from 5 to 11 professionals. We expect to continue to grow our sales teams in 2017 with additions during the second quarter of 2017. The commercial team's efforts are focused around expanding the reimbursement coverage of the GPS test through the development of pilot partnerships with commercial insurance payers, expanding the offering, and enhancing operational performance and efficiencies. The pilot partnerships supports an alignment with designated provider/oncology groups within the health plan payors network who will have the capability to order the profile for patients based on coverage criteria. Reimbursement is recognized for each test order throughout the pilot agreement. Profile value will be assessed by the Plan with the goal of full medical policy adoption at pilot end. We have grown the number of payers and self-insured employers covering our GPS test to nine and expect this number to continue to grow with the aggressive efforts in place. Our pipeline of self-insured employers includes opportunities with many companies listed on Fortune's 100, as well as an alliance of 50 of the largest employers in the US. Most recently, we announced a partnership with the International Association of Firefighters - a group with a significantly higher incidence rate of cancer than the normal population. This Union, made of first responders, currently has a membership of approximately 300,000 with more than 1,500 local organization. Through this important partnership we have added contracts with self-insured groups across the US and we have created an option to aggregate groups that are not self-insured to support a coverage options for them.
In January 2015, we entered into an agreement to provide certain research related sequencing services to a research institution. The agreement provides that the institution pay us $10.0 million in exchange for our providing sequencing services through our reseller agreement with NantOmics. In 2016 and 2015, we completed $3.8 million and $6.2 million, respectively in services, which was recorded as deemed capital contributions. As a result, through December 31, 2016 we have completed all of our obligation for a total of $10.0 million, all of which was recorded as deemed capital contributions. At the institution's request, certain non-profit organizations provided partial funding for the sequencing and related bioinformatics costs associated with the project. Our Chairman and Chief Executive Officer serves as a member of the board of directors of, and may have significant influence or control over, these organizations. The institution was not contractually or otherwise required to use our molecular profiling solution or any of our other products or services as part of the charitable gift.
Other services revenue increased $1.0 million or 52.8% from $1.9 million to $3.0 million for the three months ended March 31, 2016 and March 31, 2017, respectively. This was primarily driven by a $1.3 million increase in Fusion services as a result of an implementation of a large contract. This growth was offset by a decrease of $0.4 million in our home health care services.
We continue to believe that significant opportunities exist for expanded cross-sell opportunities of our suite of solutions across our existing customer base, including the recently acquired FusionFX and NaviNet customer bases. We are also integrating the cOS, FusionFX and NaviNet product solutions within our NantOS platform and believe that opportunities exist to cross-sell this combination of solutions to existing former FusionFX and NaviNet customers as well as to new customers. We also believe that our customer base and our product solutions provide unique opportunities to expand the volume of GPS sequencing analysis reporting to our customer base. Maintaining our current customer base will be important to our future maintenance and SaaS recurring revenue streams.

Cost of Revenue

	Three Months Ended March 31,		Period-To-Period Change
	2017	2016
	Amount	Amount	Amount	Percentage
Software and hardware	$312	$239	$73	30.5%
Software–as-a-service	7,233	4,423	2,810	63.5%
Total software-related cost of revenue	7,545	4,662	2,883	61.8%
Maintenance	862	530	332	62.6%
Sequencing and molecular analysis	1,538	—	1,538	—
Other services	5,678	3,565	2,113	59.3%
Amortization of developed technologies	3,406	4,281	(875)	-20.4%
Total cost of revenue	$19,029	$13,038	$5,991	46.0%
Comparison of the three month periods ended March 31, 2016 versus 2017
Cost of revenue increased $6.0 million or 46.0% from $13.0 million to $19.0 million for the three months ended March 31, 2016 and March 31, 2017, respectively. Increases of cost of revenue were driven primarily by increases in SasS cost of revenue and other services cost of revenue.
Total software-related cost of revenue increased $2.9 million from $4.7 million to $7.5 million or 61.8% for the three months ended March 31, 2016 and March 31, 2017, respectively. SaaS cost of revenue in particular grew $2.8 million or 63.5%. The main drivers of this increase was an increase in SaaS support costs including an increase in the recognition of previously deferred costs related to customer implementations of SaaS software, and an increase in the amortization of previously capitalized internal use software. Additionally, there was a $0.3 million increase in stock compensation expense related to phantom units.
Sequencing and molecular analysis cost of revenue was $1.5 million for the three months ended March 31, 2017, with no cost of revenue recorded in the prior year period, as GPS commercial sales commenced during the second quarter of 2016. The primary driver was an increase in the number of GPS profiles delivered compared to the prior year period. The cost of revenue is recorded as defined by the contract with the clients and as outlined in the amended and restated Reseller Agreement for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics.
Other services cost of revenue grew $2.1 million from $3.6 million to $5.7 million or 59.3% for the three months ended March 31, 2016 and March 31, 2017, respectively. Key drivers included increases in recognition of previously deferred customer implementation costs and the amortization of previously capitalized internal use software, as well as increased costs related to current program support activity. Finally, we experienced an $0.4 million increase in stock compensation due to the vesting of phantom units.
Selling, General and Administrative

	Three Months Ended March 31,		Period-To-Period Change
	2017	2016
	Amount	Amount	Amount	Percentage
Selling, general and administrative	$20,878	$27,373	$(6,495)	(23.7)%

Comparison of the three month periods ended March 31, 2016 versus 2017
Selling, general and administrative expenses decreased from $27.4 million to $20.9 million, a decrease of $6.5 million or 23.7% for the three months ended March 31, 2016 and March 31, 2017, respectively. The three months ended March 31, 2016, included $6.5 million in acquisition related expense related to the vestings of options and severance of former NaviNet employees. The quarter ended March 31, 2017 included a credit of approximately $1.4 million related to stock compensation as a result of the mark to fair value of certain equity incentives as well as forfeitures. In addition, management fee expenses decreased $1.2 million period over period. These decreases were partially offset by an increase of of $2.0 million in professional service fees, including audit, tax, legal and insurance services, that are a result of operating as a public company, and increases in IT expenses to support growth of the business.
Research and Development

	Three Months Ended March 31,		Period-To-Period Change
	2017	2016
	Amount	Amount	Amount	Percentage
Research and development	$13,399	$10,694	$2,705	25.3%
Comparison of the three month periods ended March 31, 2016 versus 2017
Research and development expenses increased $2.7 million or 25.3%, from $10.7 million to $13.4 million for the three months ended March 31, 2016 and March 31, 2017, respectively. The increase was primarily the result of a $1.3 million reduction in capitalized costs, as a major project was completed in October 2016. Also the increase included an increase of $0.8 million due to stock compensation related to the vesting of phantom units.
Interest Expense, net

	Three Months Ended March 31,		Period-To-Period Change
	2017	2016
	Amount	Amount	Amount	Percentage
Interest expense, net	$(3,969)	$(1,498)	$(2,471)	165.0%
In December 2016, we issued an aggregate principal amount of $107 million of our 5.5% convertible senior notes due 2021 (the "Convertible Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended and to non-U.S. persons pursuant to Regulation S under the Securities Act, of which $10 million were issued to related party. The Convertible Notes will mature on December 15, 2021 unless earlier converted, redeemed or repurchased in accordance with the terms of the Convertible Notes. Please see the section entitled "Liquidity and Capital Resources" below and Note 11 to the accompanying Condensed Consolidated Financial Statements for further discussion of the Convertible Notes.
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer, and a promissory note with NantOmics (the "NantOmics Note"). Through March 31, 2017, the total advances made by NantCapital and NantOmics to us pursuant to each applicable note amounted to approximately $112.7 million and $40.0 million, respectively. We can request additional advances subject to NantCapital and NantOmics approval. Each note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year.

In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest was due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes. In addition, in May 2016, the NantOmics Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest would be converted into shares of our common stock at the IPO price at the time of pricing of the IPO. Later in May 2016, the NantOmics Note was further amended and restated to remove the automatic conversion feature and to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. In June 2016, the NantOmics Note was further amended and restated to provide that all outstanding principal and accrued and unpaid interest will be converted into shares of our common stock at the IPO price after the pricing of the IPO and after the LLC Conversion. The NantOmics Note and all related accrued interest was converted on June 1, 2016 into 2,899,297 shares of our common stock in connection with our IPO. As a result, as of March 31, 2017 and December 31, 2016, there were no unpaid amounts related to the advances on the NantOmics Note. Please see Note 18 to the accompanying Condensed Consolidated Financial Statements for further discussion of these notes.
Comparison of the three month periods ended March 31, 2016 versus 2017
Interest expense, net increased by $2.5 million, from $1.5 million to $4.0 million for the three months ended March 31, 2016 and March 31, 2017, respectively. This increase was attributable to the interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering cost.
Other Income, net

	Three Months Ended March 31,		Period-To-Period Change
	2017	2016
	Amount	Amount	Amount	Percentage
Other income, net	$273	$338	$(65)	(19.2)%
Comparison of the three month periods ended March 31, 2016 versus 2017
Other income, net decreased by $0.1 million for the three months ended March 31, 2017 compared to the same period of the prior year. For the three months ended March 31, 2017, the Company incurred $0.2 million in unrealized fair value gain to bifurcated derivative as well as $0.1 million in dividend income. For the three months ended March 31, 2016, Other Income was primarily derived from a $0.5 million payment received from Harris Corporation related to the early settlement of working capital as well as dividend income, partially offset by foreign exchange losses.
Loss from Related Party Equity Method Investment

	Three Months Ended March 31,		Period-To-Period Change
	2017	2016
	Amount	Amount	Amount	Percentage
Loss from related party equity method Investment	$(4,526)	$(2,914)	$(1,612)	55.3%

The loss from related party equity method investment is related to our pro rata share of losses from our investment in NantOmics plus the amortization of the basis difference in the investment, an investment that was initially made in June 2015 and increased in September 2015.
Comparison of the three month periods ended March 31, 2016 versus 2017

We report our share of NantOmics' loss and the amortization of basis difference using a one quarter lag. Loss from equity method Investment increased by $1.6 million from a loss of $2.9 million during the three months ended March 31, 2016 to a loss of $4.5 million during the three months ended March 31, 2017 due to an increase in NantOmics' net loss.
Provision for (Benefits from) Income taxes

	Three Months Ended March 31,		Period-To-Period Change
	2017	2016
	Amount	Amount	Amount	Percentage
Provision for (benefit from) income taxes	$282	$(4,398)	$4,680	(106.4)%
Comparison of three month periods ended March 31, 2016 versus 2017
For the three months ended March 31, 2016, the benefit from income taxes was $4.4 million, compared with a $0.3 million provision for income taxes for the three months ended March 31, 2017. The tax provision for income taxes for the three months ended March 31, 2017 included an income tax provision for the consolidated group based on an estimated annual effective tax rate. Prior to June 1, 2016 the provision for income taxes consisted of income tax provision for our corporate subsidiaries. For the three months ended March 31, 2016, the tax benefit was mostly attributed to the reduction of deferred tax liability as a result of the amortization of NaviNet’s purchase accounting intangibles.

The effective tax rates for the three months ended March 31, 2017 and 2016 were a provision of 0.70% and a benefit of 11.7%, respectively. The effective tax rate for the three months ended March 31, 2017 differed from the U.S. federal statutory rate of 34% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a full valuation allowance on its net deferred tax assets. The effective tax rate for the three months ended March 31, 2016 differed from the federal statutory rate primarily due to the fact that Nant Health, LLC was a limited liability company during that period. It converted from a pass-through entity to a C corporation, NantHealth, Inc., on June 1, 2016.  Prior to the LLC Conversion, the tax provision represents that of Nant Health, LLC’s corporate subsidiaries (See Note 15 to the accompanying Condensed Consolidated Financial Statements for additional information on the LLC Conversion).

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2017, we had cash and cash equivalents and marketable securities of $124.9 million, compared to $160.4 million as of December 31, 2016, of which $1.5 million and $3.0 million, respectively, related to foreign subsidiaries. We believe that our existing cash, cash equivalents and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital were private placement of membership interests prior to the IPO, debt financing agreements, including the NantCapital Note and Convertible Notes, and our IPO.
Convertible Notes
In December 2016, we entered into a purchase agreement (the “Purchase Agreement”) with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90.0 million in aggregate principal amount of our 5.50% Convertible Senior Notes due 2021 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to non-U.S. persons pursuant to Regulation S under the Securities Act. In December 2016, we entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P., an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (“Cambridge”), to issue and sell $10.0 million in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the overallotment by the Initial Purchasers, we issued an additional $7.0 million principal amount of the Convertible Notes. The total net proceeds from this offering were approximately $102.7 million, comprised of $9.9 million from Cambridge and $92.8 million from the Initial Purchasers, after deducting the Initial Purchasers’ discount and debt issuance costs of $4.3 million in connection with the Convertible Notes offering.

On December 21, 2016, we entered into an Indenture, relating to the issuance of the Convertible Notes (the “Indenture”), by and between us and U.S. Bank National Association as trustee (the “Trustee”). The interest rates are fixed at 5.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2017. The Convertible Notes will mature on December 15, 2021, unless earlier repurchased by us or converted pursuant to their terms. The initial conversion rate of the Convertible Notes is 82.3893 shares of common stock per $1 thousand principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $12.14 per share). Prior to the close of business on the business day immediately preceding September 15, 2021, the Convertible Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2017 (and only during such calendar quarter), if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sales price of our common stock on such trading day is greater than or equal to 120% of the conversion price on such trading day; (2) during the five business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1 thousand principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. Upon conversion, the Convertible Notes will be settled in cash, shares of our common stock or any combination thereof at our option.
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

NantCapital Note
In January 2016, we issued the NantCapital Note to NantCapital, a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of March 31, 2017, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.

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
Cash Flows
The following table sets forth our primary sources and uses of cash for periods indicated:

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$(26,022)	$(31,498)
Investing activities	(7,370)	(80,016)
Financing activities	(2,106)	129,782
Effect of exchange rate changes on cash and cash equivalents	39	303
Net increase (decrease) in cash and cash equivalents	$(35,459)	$18,571

To date, our operations have been primarily financed through the proceeds from related party promissory notes, the Convertible Notes and through equity issuances, including net cash proceeds from our IPO. In June 2016, we sold 6,900,000 shares of common stock at a price of $14.00 per share, which includes 400,000 shares sold to the underwriter upon exercise of their overallotment option to purchase additional shares of our Company. We raised net proceeds of $83.6 million from our IPO, after underwriting fees, discounts and commissions of $4.9 million and other offering costs of $8.1 million. In December 2016 we issued Convertible Notes to related party and others for aggregate net proceeds of $102.7 million, $9.9 million from Cambridge and $92.8 million from others, respectively, after deducting underwriting discounts and commissions and offering costs of $4.3 million.
Operating Activities
Our cash flows from operating activities have been driven by rate of revenue, billings, and collections, the timing and extent of spending to support product development efforts, and enhancements to existing services, and the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our solution.
In addition, our net loss in the three months ended March 31, 2017 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges.
Cash used in operating activities of $26.0 million in the three months ended March 31, 2017 was a result of our continued significant investments in research and development, sales and marketing, and increased expenses incurred as we became a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the three months ended March 31, 2017, $14.4 million, or 35% of our net loss of $41.1 million consisted of non-cash items, including $0.3 million in stock-based compensation, $8.3 million of depreciation and amortization, a $4.5 million net loss on related party equity investment, $0.2 million increase in deferred income taxes, net, a $0.2 million provision for accounts receivable bad debts, $1.1 million amortization of debt discounts and deferred financing offering costs, and a $0.2 million reduction in fair value of derivatives liability.
Changes in working capital contributed a net $0.7 million in cash used in operating activities in the three months ended March 31, 2017. This was primarily attributable to a $4.6 million reduction in accounts receivable, net, attributable to the receipt of payments from our clients and an increase in $2.8 million in related party payables, net. This was partially offset by a $2.4 million increase in payments to vendors, a $3.6 million reduction in accrued and other current liabilities, and an increase in prepaid expenses and other current assets of $0.7 million.
For the three months ended March 31, 2016, our net cash used in operating activities of $31.5 million consisted of a net loss of $33.1 million, primarily attributable to an increase in spending on selling, general and administrative expense and research and development efforts, and $4.4 million of cash used to fund changes in working capital, offset by $6.0 million in adjustments for non-cash items. Changes in working capital in the three months ended March 31, 2016 consisted primarily of an increase in deferred revenue of $4.5 million and a decrease in accounts receivable of $4.8 million, offset by a $1.5 million decrease in accrued and other current liabilities, and a $5.7 million decrease in accounts payable, and a $3.4 million increase in deferred implementation costs. Additionally, there was a decrease of $2.7 million decrease in related party payables in that period.
Adjustments for non-cash items in the three months ended March 31, 2016 primarily consisted of $7.8 million of depreciation and amortization, $2.9 million of equity in net loss of equity method investees and $4.9 million decrease in deferred income taxes, net.
Investing Activities
Our primary investing activities have consisted of acquisitions to expand our features and functionality of NantHealth solutions and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure.
We used $7.4 million of cash in investing activities in the three months ended March 31, 2017, comprised of $7.4 million of purchases of equipment and investments in our capitalized software.
For the three months ended March 31, 2016, net cash used in investing activities was $80.0 million, which primarily consisted of our acquisition of NaviNet as well as $4.2 million in capital expenditures. These expenditures were offset in part by $2.4 million in deferred consideration related to the HCS acquisition as well as $1.2 million in proceeds from sales of our marketable securities as we liquidated our investments as needed to provide for working capital.

Financing Activities
Cash used in financing activities in the three months ended March 31, 2017 of $2.1 million was due to payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan.
Cash provided by financing activities of $129.8 million in the three months ended March 31, 2016 was primarily due to $152.7 million in proceeds from the issuance of related party promissory notes and deemed capital contribution from our Chairman and CEO of $0.4 million, partially offset by $23.3 million in payments on short term notes payable related to the NaviNet acquisition.
Contractual Obligations, Commitments and Contingencies
There have been no material changes during the three months ended March 31, 2017 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
New Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” of accompanying Notes to Condensed Consolidated Financial Statements for a discussion of new accounting standards.
Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet arrangements.
Related Party Transactions
See Note 18 of the accompanying Condensed Consolidated Financial Statements for a discussion of related party transactions.
Critical Accounting Policies and Significant Judgments and Estimates
This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for the accounting policy below, we believe the critical accounting policies and estimates discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on 10-K that was filed with the SEC on March 31, 2017, reflect our more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our 10-K.
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

All excess tax benefits and tax deficiencies are recognized as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. The recognition of excess tax benefits is not deferred until the benefit is realized through a reduction to taxes payable. When we apply the treasury stock method, in calculating diluted earnings per share, excess tax benefits, if applicable, are excluded and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits if applicable, are classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows. We have elected to account for forfeitures when they occur. Cash paid by us when directly withholding shares for tax withholding purposes is classified as a financing activity in the Statement of Cash Flows.
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
Phantom Unit Plan
On March 31, 2015, we approved the Phantom Unit Plan. The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11.6 million minus the number of issued and outstanding Series C units. As of March 31, 2017, we had 3.5 million phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to us for any reason. Our IPO satisfied the liquidity event condition, and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of our common stock, as determined by our board of directors.

We intend to settle all vested phantom unit payments held by United States-based participants in shares of our common stock and classified these awards as equity awards in our Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of vested phantom units, we issue recipients a net lower number of shares of common stock to satisfy tax withholding obligations, and remited a cash payment for the related withholding taxes. During the three months ended March 31, 2017, we issued 0.4 million shares of common stock, after withholding $0.2 million shares to satisfy tax withholding obligations.  We made a cash payment of $2.1 million to cover employee withholding taxes and employer payroll taxes upon the settlement of these vested phantom units.  We also paid $0.1 million to cash-settle 14 thousand vested phantom units held by participants of the Phantom Unit Plan based outside of the United States.
Change in fair value of derivative liability
We have classified the interest make-whole provision of our convertible notes due 2021 issued in December 2016 as a derivative liability that is recorded at fair value.  This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our Condensed Consolidated Statements of Operations and Comprehensive Loss as a change in fair value of the derivative liability.  The change in the fair value of this derivative liability of $0.2 million for the three months ended March 31, 2017 is due primarily to the change in the value of our common stock from December 31, 2016 to March 31, 2017.
Income taxes
We apply an estimated annual effective tax rate (“AETR”) approach for calculating a tax provision for interim periods. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies, unrecognized tax benefits, and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided to us by our tax advisers, our legal advisers and similar tax cases. If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease.
Utilization of Net Operating Loss Carryforwards
As of December 31, 2016 we had federal, state and foreign income tax NOL carryforwards of approximately $238.9 million, $169.8 million and $2.6 million, respectively, available to offset taxable income in tax year 2017 and thereafter. The federal NOL's will start to expire in year 2023.
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
Business Combinations
We account for business combinations using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We routinely monitor the factors impacting the acquired assets and liabilities. Transaction related costs are expensed as incurred. The operating results of the acquired business are reflected in our condensed consolidated financial statements as of the acquisition date.

Software Developed for Internal Use
We account for the costs of computer software obtained or developed for internal use in accordance with FASB ASC 350, "Intangibles — Goodwill and Other " ("ASC 350"). Computer software development costs are expensed as incurred, except for internal use software that qualify for capitalization as described below, and include employee related expenses, including salaries, benefits and stock-based compensation expenses; costs of computer hardware and software; and costs incurred in developing features and functionality. These capitalized costs are included in property and equipment on the Condensed Consolidated Balance Sheets. We expense costs incurred in the preliminary project and post implementation stages of software development and capitalize costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. Software costs are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2017, we had $124.9 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. We do not enter into investments for trading or speculative purposes. We believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio.
As of March 31, 2017, our issued Convertible Notes had an aggregate principal amount of $107.0 million and our NantCapital Note had an aggregate principal amount of $112.7 million. Since the notes bear interest at fixed rates, we believe we have no financial statement risk or interest rate risk associated with changes in interest rates with respect to such notes.
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

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

Foreign Currency Risk
We maintain offices in the United Kingdom and India, and have selected clients in Canada, the United Kingdom, Western Europe, the Middle East and Southeast Asia. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of March 31, 2017 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time subject to claims and litigation that arise in the ordinary course of our business. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. Except as discussed below, in the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, would not have a material adverse effect on our Condensed Consolidated Financial Condition or Results of Operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
We are an early, commercial-stage company with a business model based upon a novel approach to healthcare. NantHealth solutions are designed to address many of the key challenges healthcare constituents face by enabling them to acquire and store genomic and proteomic data, combine diagnostic inputs with phenotypic and cost data, analyze datasets, securely deliver that data to providers in a clinical setting to aid selection of the appropriate treatments, monitor patient biometric data and progression on a real-time basis, and demonstrate improved patient outcomes and costs. Integration across our Systems Infrastructure and platforms may take longer than we expect, or may never occur at all.

We have made multiple acquisitions of businesses, technologies and service offerings including Net.Orange, Inc., or NDO, certain assets of Harris Corporation, through its HCS business unit, and NaviNet, in an effort to expand the breadth of our offerings. We have not yet completed the integration of these businesses, technologies and service offering into our operations. Additionally, certain of these acquired businesses, technologies and service offerings have not yet been commercially tested or validated. We may not be able to integrate these new business, technologies and services offerings into our operations effectively or at all. Additionally, we may be unable to extract the synergies or benefits that we currently expect from these business, technologies and service offerings.
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
NantHealth solutions become more valuable as more accurate and clinically relevant information is integrated into them, and our ultimate outputs and recommendations to a patient, provider or payor are therefore highly dependent on the information that is input into our system. As a result, we will need to consistently and continuously have access to and integrate the most medically relevant and cutting edge clinical data and research studies with patient-specific real-time genomic and proteomic sequences and biometric data. To have access to biometric data in particular, we rely on patients, provider and payors to adopt devices that are compatible with our systems and they may not adopt such devices on a scale or at a rate sufficient to support our offerings or at all. Further, to have access to certain other data points, we rely in part on third parties to develop applications to run on NantOS operating system and to generate more data to be integrated into NantHealth solutions. These third parties may never develop applications compatible with NantOS or may develop them at a slower rate than our ability to address shifts in healthcare. To the extent we are unable to amass enough data, keep an inflow of current and continuous data or integrate and access the data we currently have to continue to populate NantHealth solutions, the network effects we expect will not be fully realized and our business may be adversely affected.
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
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $184.1 million, $72.0 million during the years ended December 31, 2016 and 2015, respectively, and $41.1 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $516.4 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our Systems Infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.
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
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

•	increase our sales and marketing efforts to drive market adoption of NantHealth solutions, GPS Cancer, NantOS and NantOS apps;

•	address competitive developments;

•	fund development and marketing efforts of any future platforms and solutions;

•	expand adoption of GPS Cancer and eviti platform solutions into critical illnesses outside of oncology;

•	acquire, license or invest in complimentary businesses, technologies or service offerings; and

•	finance capital expenditures and general and administrative expenses.

•	Our present and future funding requirements will depend on many factors, including:

•	our success in driving adoption of GPS Cancer;

•	our success in making GPS cancer reimbursable by payors;

•	our ability to achieve revenue growth;

•	the cost of expanding our products and service offerings, including our sales and marketing efforts;

•	our ability to achieve interoperability across all of our acquired businesses, technologies and service offerings to deliver networking effects to our clients;

•	the effect of competing technological and market developments;

•	costs related to international expansion; and

•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.
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
The Company has been named as a defendant in lawsuits arising out of our initial public offering and later public statements.  In March 2017, a number of putative class action securities complaints were filed in U.S. District Court California, naming as defendants the Company and certain of our executive officers and directors. Certain plaintiffs also named as defendants investment banks who were underwriters in our initial public offering.  The complaints generally allege that defendants made material misstatements and omissions in violation of the federal securities laws.  The outcomes of litigation are difficult to predict. Plaintiffs may seek recovery of a substantial amount. The monetary and other impact of this action may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve this matter may be significant and divert management's attention from the operations of the Company. We cannot assure you that we will prevail in this lawsuit. If we are ultimately unsuccessful in this matter, we could be required to pay substantial amounts which might materially adversely affect our business, operating results and financial condition. For additional information, see Part II, Item 1, Legal Proceedings.
Risks related to our sequencing and molecular analysis solutions, including GPS Cancer
We may not be able to generate sufficient revenue from our sequencing and molecular analysis solutions, including GPS Cancer, or our relationships with sequencing and molecular analysis customers, to achieve and maintain profitability.
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions, including GPS Cancer, to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payors and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions representing 2.3%, 0.6% and 0.1% of our total net revenue for the three months ended March 31, 2017, and the years ended December 31, 2016 and 2015, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer into GPS Cancer. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.
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
Full genomic sequencing and expression analysis may have limited utility on a stand-alone basis. We believe the real value is derived by linking genomic sequencing and RNA and proteomic analysis with disease pathways to help enable the discovery and development of personalized treatments. We do not currently, and do not expect in the future to, engage in research regarding disease pathways or engage in the development or commercialization of specific therapeutics or drugs. Instead, we will rely on third parties to do so. If, however, third-party time and funding is not devoted to determining disease pathways or to discovering, developing and marketing therapeutics or drugs specific to such pathways, sequencing and molecular analysis and GPS Cancer will be perceived to have limited utility and our business may be adversely affected.
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

The efficiency of sequencing and molecular analysis, including GPS Cancer, and the results that we achieve depend on the design and operation of our sequencing process, which uses a number of complex and sophisticated biochemical, informatics, optical, and mechanical processes, many of which are highly sensitive to external factors. An operational or technology failure in one of these complex processes or fluctuations in external variables may result in sequencing processing efficiencies that are lower than we anticipate, or that vary between sequencing runs. In addition, we regular evaluate and if necessary, refine our sequencing process. These refinements may initially result in unanticipated issues that further reduce our sequencing process yields or increase the variability of our sequencing yields. Low sequencing yields can cause variability in our operating results and damage our reputation. In addition, although we believe GPS Cancer is a comprehensive molecular profiling solution, no solution is fully comprehensive and it will need to be continually improved in line with improvements in science and technology and potential developments by our competitors. If GPS Cancer proves to not be fully comprehensive, customer demand for GPS Cancer may be adversely affected.
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
Our ability to attract new subscribers and increase revenue from existing subscribers depends in large part on our ability to enhance and improve our existing offerings and to introduce new products and services, including products and services designed for a mobile user environment. To grow our business, we must develop products and services that reflect the changing nature of business management software and expand our NantOS offerings. The success of any enhancements to our offerings depends on several factors, including timely completion, adequate quality testing and sufficient demand. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products or services, enhance our existing offerings to meet subscriber requirements or otherwise gain market acceptance, our business and operating results will be harmed.
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
During the year ended December 31, 2016, we derived 10.6% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 10.2% of our revenue through a customer relationship with a major health plan from our acquisition of NaviNet. During the three months ended March 31, 2017, we derived 12.4% of our revenue through this reseller and another 10.9% of our revenue through NaviNet's major customer. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause upon 12 months’ written notice, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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
Additionally, large and demanding enterprise clients, who currently comprise the substantial majority of our customer base, may request or require specific features or functions unique to their particular business processes, which increase our upfront investment in sales and deployment efforts, and the revenue resulting from the clients under our typical contract length may not cover the upfront investments. If prospective large customers require specific features or functions that we do not offer, then the market for our offering will be more limited and our business could suffer.
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
If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the continued performance and active participation of certain key individuals, including Dr. Patrick Soon-Shiong, our Chairman, Chief Executive Officer and our principal stockholder. Although we expect Dr. Patrick Soon-Shiong will continue to devote on average at least 20 hours per week to our company, he will continue to primarily focus on NantKwest, Inc., or NantKwest, a publicly-traded, clinical-stage immunotherapy company, of which he is Chairman and Chief Executive Officer. Dr. Patrick Soon-Shiong will also devote time to other companies operating under NantWorks, a collection of multiple companies in the healthcare and technology space that Dr. Patrick Soon-Shiong founded in 2011. We do not believe Dr. Patrick Soon-Shiong has any material conflicting obligations as a result of his involvement with other companies. Additionally, we are dependent on commercial relationships with various other parties affiliated with NantWorks and with Dr. Patrick Soon-Shiong, including NantOmics, as described in Note 8 of the accompanying Condensed Consolidated Financial Statements, and we may enter into additional relationships in the future. If Dr. Patrick Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all. The risks related to our dependence upon Dr. Patrick Soon-Shiong are particularly acute given his ownership percentage and role in our company. If we were to lose Dr. Patrick Soon-Shiong, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. We have not entered into, nor do we intend to enter into, an employment agreement with Dr. Patrick Soon-Shiong.
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
For example, in January 2016 we acquired NaviNet to bolster our payor platform. Realizing the benefits of these acquisitions and any future acquisition will depend upon the successful integration into our existing operations, and we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not realize the anticipated benefits from any acquired business due to a number of factors, including:

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of March 31, 2017, the total value of our goodwill and intangible assets, net of accumulated amortization was $245.0 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.
We cannot assure you that we will be successful in integrating certain assets of NaviNet or any other businesses or technologies we may acquire. The failure to successfully integrate these businesses could have a material adverse effect on our business, financial condition, or results of operations.
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
On June 23, 2016, a referendum was held on the UK’s membership in the European Union, or the EU, the outcome of which was a vote in favor of leaving the EU, or the Brexit. Negotiations began in March 2017 to determine the future terms of the UK’s relationship with the EU, including the terms of trade between the UK and the EU and the rest of the world. Article 50 of the Treaty of the European Union, or Article 50, allows a member state to decide to withdraw from the European Union in accordance with its own constitutional requirements. The formal process for leaving the European Union will be triggered only when the United Kingdom delivers an Article 50 notice to the European Council, although informal negotiations around the terms of any exit may be held before such notice is given. On February 1, 2017, the UK Parliament voted in favor of allowing the UK to start the process of leaving the European Union and authorized the filing an Article 50 notice to that end, which was delivered to the European Union in March 2017. Delivery of the Article 50 notice commenced a two-year period for the United Kingdom to exit from the European Union, although this period can be extended with the unanimous agreement of the European Council. Without any such extension (and assuming that the terms of withdrawal have not already been agreed), the United Kingdom’s membership in the European Union would end automatically on the expiration of that two-year period. The effects of Brexit will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of Brexit are being negotiated and such uncertainties could impair or limit our ability to transact business in the member EU states. Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market and fiscal conditions in the UK and the EU and to changes in any of these conditions. Depending on the terms reached regarding Brexit, it is possible that there may be adverse practical and/or operational implications on our business. A significant amount of the regulatory regime that applies to us in the UK is derived from EU directives and regulations. For so long as the UK remains a member of the EU, those sources of legislation will (unless otherwise repealed or amended) remain in effect. However, Brexit could change the legal and regulatory framework within the UK where we operate and is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Consequently, no assurance can be given as to the impact of Brexit and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.
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
We have developed and acquired numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payor-provider collaboration platform. As part of this and other acquisitions, we acquired patents and other intellectual property. As of May 10, 2017, our patent portfolio consists of the following matters relating to our proprietary technology and inventions: (i) six issued U.S. patents, of which five are U.S. utility patents and one is a U.S. design patent; (ii) 23 pending U.S. patent applications; (iii) one issued patent outside the United States; and (iv) two patent application pending in jurisdictions outside the United States.

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
Two cases, one involving diagnostic method claims and the other involving “gene patents” were decided by the Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative v. Prometheus Laboratories, or Prometheus, a case involving patent claims directed to optimizing the amount of drug administered to a specific patient. According to that decision, Prometheus’ claims failed to incorporate sufficient inventive content above and beyond mere underlying natural correlations to allow the claimed processes to qualify as patent-eligible processes that apply natural laws. On June 13, 2013, the Supreme Court subsequently decided Association for Molecular Pathology v. Myriad Genetics , or Myriad, a case brought by multiple plaintiffs challenging the validity of patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2, holding that isolated genomic DNA that exists in nature, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patentable subject matter, but that cDNA, which is an artificial construct created from RNA transcripts of genes, may be patent eligible.
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
Furthermore, the current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws. The House of Representatives recently voted to pass the American Health Care Act (the AHCA). As proposed, the AHCA would repeal many provisions of the Affordable Care Act. The Senate is currently expected to consider an alternative version of the AHCA and it is expected that Congress will continue to consider this or similar legislation to repeal and replace some or all elements of the Affordable Care Act. We face uncertainties that might result from modification or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on biosimilar manufacturing industry as a whole is currently unknown. But, any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.
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
As of March 31, 2017, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 57.9% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 84% of the outstanding equity and approximately 99% of the outstanding voting equity as of March 31, 2017. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially own approximately 57.9% of the voting power of our common stock as of March 31, 2017. Additionally, one of our other directors, Mark Burnett, is an affiliate of NantWorks by virtue of his appointment as a board member to NantBioScience, Inc., an entity controlled by NantWorks, in May 2016.
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
The trading price of our common stock has been and may continue to be volatile. This volatility may affect the price at which you could sell our common stock, the notes and any common stock you receive upon conversion of your notes.
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
We may pay any interest make-whole payment by delivering shares of our common stock, which could result in significant dilution to our stockholders and cause our stock price to fall.
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
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On and effective as of May 10, 2017, the board of directors of the Company appointed Ron Louks as the Company’s Chief Operating Officer.

Ron Louks, 52, joined us as Senior Vice President, Mobile Platform Technology & Emerging Solutions in January 2017 and was appointed as Chief Operating Officer in May 2017.  Prior to that, Mr. Louks was President, Devices and Emerging Solutions, at Blackberry Limited (NASDAQ: BBRY) from January 2014 to May 2016.  Mr. Louks also served as Chief Executive Officer of The OpenNMS Group from August 2013 through January 2014, Chief Executive Officer of Plus 1, LLC from March 2012 to July 2013 and served as the Chief Strategy Officer of HTC Corporation from July 2010 through January 2012.  In addition, Mr. Louks held many leadership positions in the technology industry prior to that, including Chief Technology Officer at Sony Ericsson.

The material terms of Mr. Louks’ employment are as follows:

Base Salary and Bonus. Mr. Louks receives an initial annual base salary of $375,000. He is also eligible for an annual bonus with a target amount of 40% of his base salary. Mr. Louks also received a sign-on bonus of $75,000.

Equity Award. The Company will recommend that the board of directors approve an equity award of with a target value of $1.1 million that will vest over four years. On the one year anniversary of his employment, 1/4th will vest, and 1/4 will vest on the second, third and fourth anniversaries of his employment.

Other Benefits. Mr. Louks receives a monthly housing allowance of $3,500 and a $25,000 annual travel allowance, and will be eligible to participate in the benefit programs generally available to senior executives of the Company.

Mr. Louks may also perform services to affiliates of the Company under either the Shared Services Agreement between the Company and NantWorks, LLC or similar arrangements under which he would receive separate compensation, provided that such services do not interfere with his duties as Chief Operating Officer of the Company.  There are no family relationships between Mr. Louks and any of the directors and executive officers of the Company, and other than as described herein there are no transactions in which Mr. Louks has an interest requiring disclosure under Item 404(a) of Regulation S-K.

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

NantHealth, Inc.

(Registrant)

Date:	May 12, 2017

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Paul Holt
		By:	Paul Holt
		Name:	Chief Financial Officer
		Its:	(Principal Financial and Accounting Officer)