Form 10-Q
period 2017-06-30
NantHealth, Inc.
filed 2017-08-11
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2017, the registrant had 121,963,706 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended June 30, 2017

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
These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily based on our current assumptions, expectations and projections about future events and trends that we may affect our business, financial conditions, operating results, cash flows or prospects, as well as related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements for any reason, or to conform these statements to actual results or to changes in our expectations.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NantHealth, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$92,669	$160,353
Accounts receivable, net	11,345	13,728
Inventories	2,165	2,217
Deferred implementation costs	4,207	3,336
Related party receivables, net	1,136	899
Prepaid expenses and other current assets	5,228	5,046
Total current assets	116,750	185,579
Property, plant, and equipment, net	31,773	29,139
Deferred implementation costs, net of current	8,882	7,910
Goodwill	131,068	131,068
Intangible assets, net	109,287	119,126
Investment in related party	163,786	207,197
Related party receivable, net of current	1,869	1,971
Other assets	2,033	2,317
Total assets	$565,448	$684,307

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,195	$6,720
Accrued and other current liabilities	18,686	25,231
Deferred revenue	18,699	17,216
Related party payables, net	11,368	8,082
Total current liabilities	49,948	57,249
Deferred revenue, net of current	12,244	17,238
Related party liabilities	8,521	5,612
Related party promissory note	112,666	112,666
Related party convertible note, net	7,750	7,564
Convertible notes, net	72,763	70,810
Deferred income taxes, net	1,122	754
Other liabilities	619	820
Total liabilities	265,633	272,713

Stockholders' equity
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 121,953,800 and 121,250,437 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (Including 6,976 shares of restricted stock)	12	12
Additional paid-in capital	885,654	886,334
Accumulated deficit	(586,452)	(475,273)
Accumulated other comprehensive income	601	521
Total stockholders' equity	299,815	411,594
Total liabilities and stockholders' equity	$565,448	$684,307
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Software and hardware	$3,446	$4,149	$4,091	$4,823
Software–as-a-service	15,281	15,181	30,512	28,882
Total software-related revenue	18,727	19,330	34,603	33,705
Maintenance	4,693	4,512	7,855	7,650
Sequencing and molecular analysis	450	45	960	45
Other services	2,360	7,603	5,321	9,541
Total net revenue	26,230	31,490	48,739	50,941

Cost of Revenue:
Software and hardware	528	435	840	674
Software-as-a-service	6,226	9,314	13,459	13,737
Total software-related cost of revenue	6,754	9,749	14,299	14,411
Maintenance	954	743	1,816	1,273
Sequencing and molecular analysis	1,512	359	3,050	359
Other services	4,647	7,492	10,325	11,057
Amortization of developed technologies	2,805	3,897	6,211	8,178
Total cost of revenue	16,672	22,240	35,701	35,278

Gross profit	9,558	9,250	13,038	15,663

Operating Expenses:
Selling, general and administrative	22,944	47,248	43,822	74,621
Research and development	11,846	24,322	25,245	35,016
Amortization of software license and acquisition-related assets	1,814	1,813	3,628	3,628
Total operating expenses	36,604	73,383	72,695	113,265

Loss from operations	(27,046)	(64,133)	(59,657)	(97,602)
Interest expense, net	(4,013)	(1,758)	(7,982)	(3,256)
Other income (expense), net	57	(77)	330	261
Loss from related party equity method investment including impairment loss	(38,885)	(2,375)	(43,411)	(5,289)
Loss before income taxes	(69,887)	(68,343)	(110,720)	(105,886)
Provision for (benefit from) income taxes	177	(14,211)	459	(18,609)
Net loss	$(70,064)	$(54,132)	$(111,179)	$(87,277)

Net income (loss) per share (1):
Basic and diluted - common stock	$(0.58)	$(0.54)	$(0.91)	$(0.91)
Basic and diluted - redeemable common stock	N/A	$0.25	N/A	$0.49

Weighted average shares outstanding (1):
Basic and diluted - common stock	121,756,108	104,072,198	121,687,454	101,846,445
Basic and diluted - redeemable common stock	N/A	9,419,152	N/A	10,066,719

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

(1)
The net income (loss) per share and weighted average shares outstanding for the three and six months ended June 30, 2016, have been computed to give effect to the LLC Conversion (See Note 15) that occurred on June 1, 2016, prior to the Company’s initial public offering ("IPO").  In conjunction with the LLC Conversion, (a) all of the Company’s outstanding units automatically converted into shares of common stock, based on the relative rights of the Company's pre-IPO equityholders as set forth in the Company's limited liability company agreement and (b) the Company adopted and filed a certificate of incorporation with the Secretary of State of the state of Delaware and adopted bylaws. The Company adopted and filed an amendment to its certificate of incorporation with the Secretary of State of the state of Delaware to effect a 1-for-5.5 reverse stock split of its common stock on June 1, 2016.

The net loss per share for the common stock for the three and six months ended June 30, 2016 reflects $2,333 and $4,958, respectively in accretion value allocated to the redeemable common stock. The redeemable common stock contained a put right, which expired unexercised on June 20, 2016. As a result of and as of that date, the shares were no longer redeemable and were included in common stock. See Note 17 for the calculation of net loss per share for common stock and redeemable common stock for the three and six months ended June 30, 2016.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(70,064)	$(54,132)	$(111,179)	$(87,277)
Other comprehensive income from foreign currency translation gains	61	90	80	393
Comprehensive loss	$(70,003)	$(54,042)	$(111,099)	$(86,884)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(111,179)	$(87,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,435	15,475
Amortization of debt discounts and deferred financing offering cost	2,139	—
Change in fair value of derivatives liability	(239)	—
Unrealized changes in fair value of marketable securities	—	(49)
Realized changes in fair value of marketable securities	—	49
Stock-based compensation	887	43,788
Deferred income taxes, net	375	(19,043)
Provision for bad debt expense	198	552
Inventory provision	46	—
Loss from related party equity method investment including impairment loss	43,411	5,289
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	2,205	3,752
Inventories	6	(196)
Related party receivables, net	(135)	(339)
Prepaid expenses and other current assets	(166)	2,036
Deferred implementation costs	(1,504)	(6,115)
Accounts payable	(3,986)	(4,814)
Accrued and other current liabilities	(6,223)	393
Deferred revenue	(3,581)	3,440
Related party payables, net	6,272	1,851
Other assets and liabilities	301	72
Net cash used in operating activities	(54,738)	(41,136)
Cash flows from investing activities:
Purchase of property and equipment including internal use software	(10,316)	(8,231)
Purchases of marketable securities	—	(31)
Proceeds from sales of marketable securities	—	1,204
Acquisitions of businesses, net of cash acquired	—	(79,423)
Deferred consideration for acquisition	—	1,949
Net cash used in investing activities	(10,316)	(84,532)
Cash flows from financing activities:
Deemed capital contribution from Chairman and CEO	—	1,620
Payment of short-term notes payable	—	(23,324)
Proceeds from related party promissory note	—	152,666
Proceeds from initial public offering, net of offering costs	—	83,566
Tax payments related to stock issued, net of stock withheld, for vested phantom units	(2,711)	—
Net cash provided by (used in) financing activities	(2,711)	214,528
Effect of exchange rate changes on cash and cash equivalents	81	393
Net increase (decrease) in cash and cash equivalents	(67,684)	89,253
Cash and cash equivalents, beginning of period	160,353	5,989
Cash and cash equivalents, end of period	$92,669	$95,242

NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$(2,836)	$(5)
Interest received	30	95
Non-cash transactions:
Purchase of property and equipment (including internal use software)	863	—
NaviNet escrow receivable	—	1,678
Accretion to redemption value of Series F units / redeemable common stock	—	4,958
Conversion of related party promissory note and interest payable to common stock	—	40,590
Reclassification of redeemable common stock to common stock (former Series F units)	—	171,000
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1. Description of Business and Basis of Presentation
Nature of Business
Nant Health, LLC was formed on July 7, 2010, as a Delaware limited liability company. On June 1, 2016, Nant Health, LLC converted into a Delaware corporation (the “LLC Conversion”) and changed its name to NantHealth, Inc. (“NantHealth”). NantHealth, together with its subsidiaries (the “Company”), is a healthcare IT company converging science and technology through a single integrated clinical platform, to provide actionable health information at the point of care, in the time of need, anywhere, anytime. The Company works to transform clinical delivery with actionable clinical intelligence at the moment of decision, enabling clinical discovery through real-time machine learning systems. The Company’s technology empowers physicians, patients, payers and researchers to transcend genomics into the world of proteomics and the traditional barriers of today’s healthcare system. By converging molecular science, computer science and big data technology, the Nant Operating System ("NantOS") platform allows physicians, patients and payers to coordinate care, monitor outcomes and control cost in real time. NantHealth is a majority-owned subsidiary of NantWorks, LLC (“NantWorks”), which is a subsidiary of California Capital Equity, LLC (“Cal Cap”). The three companies were founded by and are led by Dr. Patrick Soon-Shiong.
As of June 30, 2017, the Company conducted the majority of its operations in the United States, Canada, the United Kingdom, Singapore and India.
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
The Company believes its existing cash, cash equivalents and ability to borrow from affiliated entities will be sufficient to fund operations through at least the next 12 months. If these sources are insufficient to satisfy the Company's liquidity requirements, it may seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital were private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with NantCapital, LLC (“NantCapital”), convertible notes, and its IPO.

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
Recent Accounting Pronouncements
Revenue from Contracts with Customers

The new FASB Topic 606 standards commencing with Accounting Standard Update ("ASU") No. 2014-09 ("Topic 606"), Revenue from Contracts with Customers replace existing revenue recognition rules including industry-specific guidance. Topic 606 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting (performance obligations), how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price. Revenue is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for goods or services. The provisions of Topic 606 will become effective for annual reporting periods beginning after December 15, 2017, at which point the Company plan to adopt the standard. The FASB allows two adoption methods under Topic 606 standards. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in the opening balance of retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules.

As permitted under the standard, the Company plans to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach and to recognize the cumulative effect of existing contracts in the opening balance of retained earnings on the effective date of January 1, 2018. The initial assessment of the impact of the new revenue standard on the current business processes, systems and controls is expected to be completed during fiscal 2017.

Upon initial evaluation, the Company expects that the most significant impact will likely be to its software arrangements due to the requirement to estimate the selling price for deliverables. Under current revenue accounting guidance, if VSOE does not exist for license and implementation fees, the Company recognizes those revenues over the post contract support period. Also, the principal versus agent analysis under Topic 606 focuses on whether the entity controls each specified good or service in an arrangement and the company is currently evaluating whether the guidance will have an impact on how the Company reports its sequencing and molecular analysis revenue. The Company is also assessing the impact of capitalizing costs associated with obtaining customer contracts, specifically commission and incentive payments. Currently, these payments are expensed in the period they are incurred. Under the updated guidance, these payments will be deferred on the Company's Condensed Consolidated Balance Sheets and amortized over the expected life of the customer contract.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). The update is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for interim and annual reporting periods beginning with the year ending December 31, 2019. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its Condensed Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission ("SEC") did not have, or are not believed by management to have, a material impact on the Company's present or future Condensed Consolidated Financial Statements.
Note 3. Business Combinations
NaviNet, Inc. Acquisition in 2016
On November 30, 2015, NantHealth entered into a definitive agreement with 3BE Holdings, LLC (“3BE”) to acquire 100% of the outstanding equity interest of NaviNet, Inc. (“NaviNet”) in exchange for $83,529 in cash, subject to working capital adjustments, 15,513,726 newly issued Series H units with a fair value of $52,500 and contingent arrangements or earnouts of up to $12,250, which was effective on January 1, 2016 (See Note 6). The contingent arrangements or earnouts require the Company to pay up to a total of $12,250 to certain of NaviNet’s former shareholders if NaviNet’s revenues to those former shareholders exceed certain thresholds during the years ended December 31, 2016 and 2017. These contingent amounts or earnouts have been excluded from the purchase price consideration and are accounted for as sales incentives as certain predefined targets are met and are reflected as contra revenue. The cash portion of the acquisition was financed through a promissory note with NantCapital, an affiliate of the Company (See Note 18). In June 2016, the Company paid an additional $455 to 3BE as a working capital adjustment and accounted for the payment as an increase to the purchase price of NaviNet. In December 2016, and in accordance with the definitive agreements, the Company received $2,409 out of the escrow account for the settlement of the final net working capital adjustment.

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
Note 4. Accounts Receivable, net
Accounts receivable, net excludes amounts related to post contract client support (“PCS”) and other services that were billed but not yet delivered at each period end. These undelivered services are also excluded from the deferred revenue balances on the accompanying Condensed Consolidated Balance Sheets. The amount of outstanding and unpaid invoices excluded from both the accounts receivable and deferred revenue balances as of June 30, 2017 and December 31, 2016 was $9,114 and $5,325, respectively.

Accounts receivable are included on the Condensed Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2017 and December 31, 2016 was $583 and $452, respectively.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 5. Inventories
Inventories as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016

Finished goods	$1,780	$1,840
Raw materials	385	377
Inventories	$2,165	$2,217

Note 6. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016

Prepaid expenses	$4,683	$4,685
Restricted cash	350	100
Other current assets	195	261
Prepaid expenses and other current assets	$5,228	$5,046

Accrued and other current liabilities of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016

Payroll and related costs	$8,623	$13,248
NaviNet acquisition accrued earnout (See Note 3)	4,009	2,675
Other accrued and other current liabilities	6,054	9,308
Accrued and other current liabilities	$18,686	$25,231

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 7. Property, Plant and Equipment, net
Property, plant and equipment, net as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016

Computer equipment and software	$20,914	$16,080
Furniture and equipment	7,544	7,533
Leasehold and building improvements	4,168	4,051
Internal use software	20,106	15,600
Construction in progress	882	1,090
	53,614	44,354
Less: accumulated depreciation and amortization	(21,841)	(15,215)
Property, plant and equipment, net	$31,773	$29,139

Depreciation and amortization expense was $3,485 for the three months ended June 30, 2017, of which $1,526 related to internal use software costs. Depreciation and amortization expense was $1,956 for the three months ended June 30, 2016, of which $276 related to internal use software costs.

Depreciation and amortization expense was $6,596 for the six months ended June 30, 2017, of which $2,856 related to internal use software costs. Depreciation and amortization expense was $3,669 for the six months ended June 30, 2016, of which $276 related to internal use software costs.

Amounts capitalized to internal use software for the three months ended June 30, 2017 and 2016 were $3,468 and $3,052, respectively. Amounts capitalized to internal use software for the six months ended June 30, 2017 and 2016 were $4,506 and $6,152, respectively.

Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016

Customer relationships	$65,200	$65,200
Developed technologies	98,930	98,930
Software license	5,000	5,000
Intellectual property	2,400	2,400
Trade name	3,000	3,000
	174,530	174,530
Less: accumulated amortization	(65,243)	(55,404)
Intangible assets, net	$109,287	$119,126

Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense was $4,619 and $5,710 for the three months ended June 30, 2017 and 2016, respectively. Amortization expense was $9,839 and $11,806 for the six months ended June 30, 2017 and 2016, respectively.
During the six months ended June 30, 2016, the Company recorded $87,000 of definite-lived intangible assets related to the acquisition of NaviNet (See Note 3). These intangibles are amortized over a period of four to fifteen years.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of June 30, 2017 is as follows:

Amounts
Remainder of 2017	$9,239
2018	18,478
2019	18,166
2020	14,958
2021	11,646
Thereafter	36,800
Total future intangible amortization expense	$109,287
Note 9. Goodwill
Goodwill as of June 30, 2017 and December 31, 2016 was $131,068.
On January 1, 2016 the Company added $74,076 of goodwill related to the acquisition of NaviNet (See Note 3).
Measurement period adjustments during the three months ended June 30, 2016 resulted in an increase of $3,863 to goodwill, including an increase of $3,736 related to the NaviNet acquisition (See Note 3), and an increase of $127 related to the asset acquisition of Healthcare Solutions from Harris Corporation ("Harris") from 2015. Measurement period adjustments during the six months ended June 30, 2016 resulted in an increase of $2,332 to goodwill, including an increase of $2,058 related to the NaviNet acquisition, and an increase of $274 related to the asset acquisition of Harris from 2015.
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

The investment in related party is assessed for possible impairment when events indicate that the fair value of the investment may be below the carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in net loss. In making the determination as to whether a decline is other than temporary, the Company considers such factors as the duration and extent of the decline, the investee’s financial performance, and the Company's ability and intention to retain the investment for a period that will be sufficient to allow for any anticipated recovery in the investment’s market value. The new cost basis of the investment is not changed for subsequent recoveries in fair value.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The fair value of the Company's equity method investment is determined using the income approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, and earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. The related cash flow forecasts are discounted using an estimated weighted-average cost of capital at the date of valuation.  Differences between the carrying value of an equity investment and its underlying equity in the net assets of the related party are assigned to the extent practicable to specific assets and liabilities based on our analysis of the various factors giving rise to the difference. When appropriate, the Company's share of the related party’s reported earnings is adjusted quarterly to reflect the difference between these allocated values and the related party’s historical book values.

At June 30, 2017 and at December 31, 2016, the Company determined that other than temporary impairments of $35,991 and $29,816, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill. The declines in the fair value was primarily caused by delays in the Company’s GPS revenue growth and changes in the risk profile of the financial projections for NantOmics. The Company based its financial projections on information that the Company believes is reasonable; however, actual results may differ materially from those projections. The other than temporary impairment was based on judgments and estimates that are forward looking in nature and it is reasonably possible that the estimate of the impairment of the equity method investment in NantOmics will change in the near term due to the following: actual NantOmics cash distribution is materially lower than expected, significant adverse changes in NantOmics's operating environment, increase in the discount rate, and changes in other key assumptions. Risks and uncertainties are related to assumptions regarding future financial performance, commercial acceptance of product and service offerings, risk of reimbursement for the Company’s sequencing and molecular analysis solution, developments in the healthcare and molecular diagnostics industry, NantOmics' ability to integrate its business acquisitions, regulatory risks, and other general business risks including unanticipated adverse changes in NantOmics' operating environment.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. For the three months ended June 30, 2017 and 2016, the Company recognized losses of $38,885 and $2,375, respectively related to this investment, including a $35,991 impairment charge at June 30, 2017 as described above. For the six months ended June 30, 2017 and 2016, the Company recognized loss of $43,411 and $5,289, respectively related to this investment, including a $35,991 impairment charge at June 30, 2017 as described above.

The Company used the following summarized financial information for NantOmics for the six months ended March 31, 2017 and 2016, respectively to record its equity method losses for the six months ended June 30, 2017 and 2016, respectively:

	Trailing Six Months Ended March 31,
	2017	2016
Sales	$3,806	$1,935
Gross loss	(3,051)	(1,738)
Loss from operations	(21,654)	(16,049)
Net loss	(31,506)	(14,703)
Net loss attributable to NantOmics	(29,633)	(13,561)
Cost method Investment
Investment in IOBS

On June 16, 2015, the Company invested $1,750 in Innovative Oncology Business Solutions, Inc. (“IOBS”) in exchange for 1,750,000 shares of IOBS’ Series A preferred stock. IOBS offers community oncology practices an alternative medical home model for oncology patients that improves health outcomes, enhances patient care experiences and significantly reduces costs of care. The shares of preferred stock represent 35.0% of the outstanding equity of IOBS on an as-converted basis. The Company applied the cost method to account for its investment because the preferred stock is not considered in-substance common stock, is not considered a debt instrument as the Company cannot unilaterally demand redemption of the preferred stock and the preferred stock does not have a readily determinable fair value.

As of June 30, 2017 and December 31, 2016, IOBS was considered a variable interest entity. The Company is not the primary beneficiary of IOBS because it only has the right to elect two of five directors. All major decisions of IOBS require the majority vote by the members of the board of directors, including decisions made to manage the business including hiring and firing of officers and other critical management functions. Therefore, the Company does not consolidate IOBS.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company’s maximum exposure to loss as a result of its involvement with IOBS is approximately $1,750, which is primarily composed of the original cost of the investment in IOBS’ Series A preferred stock. No other arrangements exist that could require the Company to provide additional financial support or otherwise expose the Company to a loss.
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
In connection with the offering of the Convertible Notes, on December 15, 2016, the Company entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the promissory note to June 30, 2022 and to subordinate such promissory note in right of payment to the Convertible Notes (See Note 18).
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
(2) during the five-business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; or
(3) upon the occurrence of specified corporate transactions as described in the Indenture agreement.
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
As of June 30, 2017, the remaining life of the Convertible Notes is approximately 54 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016.

	Related party	Others	Total
Balance as of June 30, 2017
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(2,250)	(24,237)	(26,487)
Net carrying amount	$7,750	$72,763	$80,513

Balance as of December 31, 2016
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(2,436)	(26,190)	(28,626)
Net carrying amount	$7,564	$70,810	$78,374

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table sets forth the Company's interest expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Related party	Others	Total	Related party	Others	Total
Accrued coupon interest expense	$137	$1,333	$1,470	$275	$2,667	$2,942
Amortization of debt discounts	92	870	962	181	1,711	1,892
Amortization of deferred financing offering costs	3	123	126	5	242	247
Total convertible notes interest expense	$232	$2,326	$2,558	$461	$4,620	$5,081
Note 12. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$87,852	$87,852	$—	$—
Liabilities - Interest make-whole derivative	32	—	—	32

	December 31, 2016
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$149,067	$149,067	$—	$—
Liabilities - Interest make-whole derivative	271	—	—	271

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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three and six months ended June 30, 2017:

	March 31, 2017	Additions	Change in fair value	June 30, 2017
Interest make-whole derivative liability:
Related party	$5	$—	$(2)	$3
Others	51	—	(22)	29
	$56	$—	$(24)	$32

	December 31, 2016	Additions	Change in fair value	June 30, 2017
Interest make-whole derivative liability:
Related party	$25	$—	$(22)	$3
Others	246	—	(217)	29
	$271	$—	$(239)	$32
As of June 30, 2017 and December 31, 2016, the fair value and carrying value of the Company's Convertible Notes were:

	Fair value	Carrying value	Face value

5.5% convertible senior notes due December 15, 2021:
Balance as of June 30, 2017
Related party	$7,646	$7,750	$10,000
Others	74,160	72,763	97,000
	$81,806	$80,513	$107,000
Balance as of December 31, 2016
Related party	$11,081	$7,564	$10,000
Others	107,491	70,810	97,000
	$118,572	$78,374	$107,000

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
Lease Arrangements
The Company leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of June 30, 2017 and December 31, 2016, the Company had no material capital leases and the remaining lives of its operating leases ranged from one to five years.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Rental expense associated with operating leases is charged to expense in the year incurred and is included in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2017 and 2016, the rental expense was charged to selling, general and administrative expense in the amount of $1,261 and $1,130, respectively. For the six months ended June 30, 2017 and 2016, the rental expense was charged to selling, general and administrative expense in the amount of $2,515 and $2,240, respectively.
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet, On May 9, 2016 and December 15, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2022, and not on demand and the Company subordinates the Promissory Note in right of payment to the Convertible Notes (See Note 18).
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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of its executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825.  In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s initial public offering registration statement and in subsequent public statements.  In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Soon-Shiong, and orders for GPS Cancer.  The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. Defendants have filed a motion to dismiss.  The Company believes that the claims lack merit and intend to vigorously defend the litigation.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora.  That case was removed to the U.S. District Court for the Central District of California and is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., 2:17-cv-03964.  Plaintiffs have filed a motion to remand the action to state court. The Company believes that the claims lack merit and intend to vigorously defend the litigation.

In August 2017, a putative shareholder derivative action was filed in California Superior Court, Los Angeles County, captioned Engleman v. Soon-Shiong, et al., BC 671261. The complaint contains allegations similar to those in Deora, but asserts causes of action on behalf of NantHealth against various of the Company’s current or former directors and officers for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant.  The Company believes that the claims lack merit and intend to vigorously defend the litigation.

The monetary and other impact of these actions may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant and divert management's attention. The Company cannot assure you that it will prevail in these lawsuits. If the Company is ultimately unsuccessful in these matters, the Company could be required to pay substantial amounts which might materially adversely affect its business, operating results and financial condition.
Note 14. Income Taxes
The provision for income taxes for the three months ended June 30, 2017 was $177 and the benefit from income taxes for three months ended June 30, 2016 was $14,211. The provision for income taxes for the six months ended June 30, 2017 was $459 and the benefit from income taxes for six months ended June 30, 2016 was $18,609. The tax provision for income taxes for the three and six months ended June 30, 2017 and June 30, 2016 included an income tax provision for the consolidated group based on an estimated annual effective tax rate. Prior to June 1, 2016 the provision for income taxes consisted of income tax provision for the corporate subsidiaries of NantHealth. For the three and six months ended June 30, 2016, the tax benefit was mostly attributed to the reduction of deferred tax liability as a result of the amortization of NaviNet’s purchase accounting intangibles and the conversion of NantHealth from an LLC to a C corporation.

The effective tax rates for the three months ended June 30, 2017 and 2016 were a provision of 0.25% and a benefit of 20.8%, respectively. The effective tax rates for the six months ended June 30, 2017 and 2016 were a provision of 0.41% and a benefit of 17.6%, respectively. The effective tax rate for the three and six months ended June 30, 2017 differed from the U.S. federal statutory rate of 34% primarily as a result of nondeductible expenses, state income taxes, foreign income tax rate differential and the impact of a full valuation allowance on its net deferred tax assets. The effective tax rate for the three and six months ended June 30, 2016 differed from the federal statutory rate primarily due to the fact that Nant Health, LLC was a limited liability company during most of that period. It converted from a pass-through entity to a C corporation, NantHealth, Inc., on June 1, 2016. Prior to the LLC Conversion, the tax provision represented that of Nant Health, LLC’s corporate subsidiaries. As mentioned above the major change in the Company's effective tax rates for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was also attributable to the LLC Conversion on June 1, 2016 (See Note 15).

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company has evaluated all available evidences supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. If/when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. One of the Company’s corporate subsidiary, Assisteo Holding, Inc, has recently completed an IRS audit for the tax year 2014 with no significant adjustments. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2011 or prior, however, its tax attributes, such as net operating loss (“NOL”) carryforwards and tax credits, are still subject to examination in the year they are used.
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

In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of June 30, 2017 and December 31, 2016, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of June 30, 2017 and December 31, 2016, there were no outstanding shares of preferred stock.
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
Other Equity Contributions

In January 2015, the Company entered into an agreement to provide certain research related sequencing services to a research institution. The agreement provides that the institution pay the Company $10,000 in exchange for the Company providing sequencing services. Certain public and private charitable 501(c)(3) non-profit organizations provided partial funding for the sequencing and related bioinformatics costs associated with the project. The Company’s Chairman and CEO serves as the CEO and a member of the board of directors of each of the non-profit organizations and by virtue of these positions he may have influence or control over these organizations. The institution was not contractually or otherwise required to use the Company’s molecular profiling solutions or any of the Company’s other products or services as part of the charitable gift, however, the institution did not have a requirement to order or pay for the services unless it first received private donor funding for the project. As a result, the Company does not classify the fees related to this project as revenue but instead classifies the amounts as deemed capital contributions from the Company's Chairman and CEO. During the three and six months ended June 30, 2016, $1,180 and $1,620, respectively was recorded as a deemed capital contribution within members' equity or stockholders' equity, and through December 31, 2016 the total $10,000 amount was recorded as a deemed capital contribution within members' equity or stockholders' equity. During the three and six months ended June 30, 2016, $708 and $972, respectively of costs were recorded as other services cost of revenue related to the service performed.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

In December 2016, the Company entered into an agreement to provide genomic and proteomic sequencing and related bioinformatics services to an institution related to cancer research. The agreement provides that the institution pay the Company a fixed per-test fee in exchange for the services to be provided by the Company. A private charitable 501(c)(3) non-profit organization controlled by the Company’s Chairman and CEO also made a charitable gift to the institution in December 2016. The gift does not contractually or otherwise require the institution to use the Company’s molecular profiling solutions or any of the Company’s other products or services. No amounts related to this arrangement have been recognized in the Company’s Condensed Consolidated Balance Sheets or Statements of Operations as of or for the three and six months ended June 30, 2017. During July 2017, the agreement with the institution was cancelled.
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
Note 16. Stock Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Series C / Restricted Stock -
Research and development	$31	$(367)	$46	$(270)

Phantom units:
Cost of revenue	486	7,032	1,194	7,032
Selling, general and administrative	940	23,577	(412)	23,577
Research and development	(807)	13,449	107	13,449
Total phantom units stock-based compensation expense	619	44,058	889	44,058

Stock options -
Selling, general and administrative	(13)	—	(48)	—

Total stock based compensation expense	637	43,691	887	43,788
Amount capitalized to internal-use software and deferred implementation costs	205	—	729	—
Total stock-based compensation cost	$842	$43,691	$1,616	$43,788
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
Phantom Unit Plan
On March 31, 2015, the Company approved the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”). The maximum number of phantom units that may be issued under the Phantom Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. As of June 30, 2017, there were 2,589,809 phantom units outstanding under the Phantom Unit Plan, after giving effect to the 1-for-5.5 reverse stock split. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016.

The following table summarizes the activity related to the unvested phantom units during the six months ended June 30, 2017:

	Number of Units	Weighted Average Grant date value per phantom unit
Unvested phantom units outstanding - December 31, 2016	4,322,080	$14.95
Granted	113,656	$4.75
Vested	(602,271)	$15.78
Forfeited	(317,747)	$15.27
Unvested phantom units outstanding - March 31, 2017	3,515,718	$14.44
Granted	—	$—
Vested	(551,322)	$13.25
Forfeited	(374,587)	$14.69
Unvested phantom units outstanding - June 30, 2017	2,589,809	$14.66

During the three and six months ended June 30, 2016, the Company granted 995,364 phantom units to employees of related companies who are providing services to the Company under the shared services agreement with NantWorks (See Note 18) as well as certain consultants of the Company. Stock compensation expense for the phantom units issued to these participants is re-measured at the end of each reporting period until the awards vest. All other grants of phantom units have been made to employees of the Company. The Company uses the accelerated attribution method to recognize expense for all phantom units since the awards’ vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

As of June 30, 2017, the Company had $13,996 of unrecognized stock based compensation expense related to phantom units which will be recognized over a weighted-average period of 1.8 years. Of that amount, $13,146 of unrecognized expense is related to employee grants with a weighted-average period of 1.8 years and $850 of unrecognized expense is related to non-employee grants with a weighted-average period of 1.9 years.

During the three and six months ended June 30, 2017, the Company issued 327,233 and 703,363 shares, respectively, of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 178,554 and 390,956 shares, respectively, to satisfy tax withholding obligations. The Company made a cash payment of $605 and $2,711 to cover employee withholding taxes upon the settlement of these vested phantom units during the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2017 the Company also paid $163 and $300, respectively, to cash-settle 45,535 and 59,274 vested phantom units, respectively, held by participants of the Phantom Unit Plan based outside of the United States, and to pay cash in lieu of fractional shares for vested units held by participants based in the United States.
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
Restricted Stock
The Company issued 10,462 shares of restricted stock under the 2016 Plan on June 1, 2016, in connection with the conversion of the Series C units, of which 3,486 were vested and converted into unrestricted common stock during 2016, and as of June 30, 2017 and December 31, 2016 there were 6,976 shares of restricted stock.
Total stock-based compensation expense of $180 is expected to be recognized on a straight-line basis over approximately the next 1.3 years for the unvested restricted stock outstanding as of June 30, 2017. The unrecognized stock compensation relates to nonemployees and the awards are being accounted for pursuant to ASC 505-50. Stock compensation expense for the Series C units/restricted stock issued to the nonemployees is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period.

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
As of June 30, 2017, the Company had $33 of unrecognized stock based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 2.90 years.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 17. Net Income (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of common stock and redeemable common stock for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
	Common Stock	Common Stock	Redeemable Common Stock	Common Stock	Common Stock	Redeemable Common Stock
Net income (loss) per share numerator:
Net loss	$(70,064)	$(54,132)	$—	$(111,179)	$(87,277)	$—
Accretion to redemption value of series F/redeemable common stock	—	(2,333)	2,333	—	(4,958)	4,958
Net income (loss) for basic and diluted net income (loss) per share	$(70,064)	$(56,465)	$2,333	$(111,179)	$(92,235)	$4,958

Net income (loss) per share denominator:
Weighted-average shares for basic net loss per share	121,756,108	104,072,198	9,419,152	121,687,454	101,846,445	10,066,719
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares for dilutive net income (loss) per share	121,756,108	104,072,198	9,419,152	121,687,454	101,846,445	10,066,719

Basic and diluted net income (loss) per share	$(0.58)	$(0.54)	$0.25	$(0.91)	$(0.91)	$0.49
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

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2017	2016
Unvested restricted stock	6,976	10,462
Unvested phantom units	2,589,809	4,561,255
Stock options	500,000	—
Convertible notes	8,815,655	—
Note 18. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. During the three and six months ended June 30, 2017, the Company incurred $1,680 and $3,065 of expenses, respectively, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. During the three and six months ended June 30, 2016, the Company incurred $3,157 and $5,721 of expenses, respectively, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. Additionally, the Company incurred $219 and $239 of expenses during the three and six months ended June 30, 2017, respectively related to research and development services provided by NantWorks and its subsidiaries and incurred $210 of expenses during the six months ended June 30, 2016, related to research and development services provided by NantWorks and its subsidiaries.
Related Party Receivables and Payables
As of June 30, 2017 and December 31, 2016, the Company had related party receivables, net of related party payables of $3,005 and $2,870, respectively. The related party receivables, net of related party payables as of June 30, 2017 and December 31, 2016 primarily consisted of a receivable from Ziosoft KK of $2,126, which was related to the sale of Qi Imaging. As of June 30, 2017 and December 31, 2016 the Company had related party payables, net of receivables balances including related party liabilities of $19,889 and $13,694, respectively. The related party payables, net of receivables balances primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below) and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.

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
As of June 30, 2017 and December 31, 2016, the Company has $3,723 and $1,950, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three and six months ended June 30, 2017, $1,163 and $2,388, respectively of direct costs were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three and six months ended June 30, 2016, $1,067 and $1,331, respectively of direct costs were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Master Services and License Agreement with the Chan Soon-Shiong Medical Center at Windber
On December 29, 2016, the Company entered into a master services and license agreement with the Chan Soon-Shiong Medical Center at Windber (“CSSMCW”) whereby the Company will provide CSSMCW with access to certain of its hosted, software-as-a-service solutions and associated products and services. The initial order form under the agreement has a service period of three years and may be terminated for cause by either party in the case of material breach by the other party. Upon expiration of the initial term, the agreement automatically renews for successive one-year periods, unless either party provides the other party with at least 120 days’ prior written notice of its intent not to renew. Amounts invoiced to CSSMCW by the Company are payable within 30 days of receipt. No amounts have been recognized under this agreement during the three and six months ended June 30, 2017.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P., an entity affiliated with the Company's Chairman and CEO Dr. Patrick Soon-Shiong (“Cambridge”), to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (See Note 11). The accrued and unpaid interest on the convertible notes was $24 and $15 at June 30, 2017 and December 31, 2016, as part of current related party liabilities on the Condensed Consolidated Balance Sheet.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note was originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes (See Note 11). No other terms of the promissory note were changed. As of June 30, 2017 and December 31, 2016, the total principal and interest outstanding on the note amounted to $121,184 and $118,253, respectively. The accrued and unpaid interest on the note was $8,518 and $5,587, respectively as of June 30, 2017 and December 31, 2016, as part of non current related party liabilities on the Condensed Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate is 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval, and as of June 30, 2017, there was no outstanding balance on the promissory note.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 19. Subsequent Events
Asset Purchase Agreement with Allscripts
On August 3, 2017, the Company entered into an asset purchase agreement (the “APA”) with Allscripts Healthcare Solutions, Inc. (“Allscripts”), pursuant to which the Company agreed to sell to Allscripts substantially all of the assets of the Company’s provider/patient engagement solutions business, including the Company’s FusionFX solution and components of its NantOS software connectivity solutions (the “Business”). Allscripts will convey to the Company 15,000,000 shares of Company common stock (par value $0.0001 per share) currently owned by Allscripts as consideration for the acquired Business. The purchase price is subject to a working capital adjustment and the Company is responsible for fulfilling certain deferred revenue obligations of the Business post-closing.
The APA also contemplates that: (a) the Company and Allscripts will modify the amended and restated mutual license and reseller agreement dated June 26, 2015, as amended, such that, among other things, the Company will deliver a minimum dollar amount of total bookings over a ten year period; (b) each of the Company and Allscripts will license certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company will provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company will license certain software and sell certain hardware to Allscripts pursuant to a software license and supply agreement. The consummation of the transactions contemplated by the APA is subject to certain customary closing conditions.
The Company is currently evaluating the effect that consummation of the transactions contemplated by the APA will have on the Company’s Condensed Consolidated Financial Statements.
Restructuring Plan
In August 2017, the Company committed to a comprehensive restructuring plan that includes a wide range of organizational efficiency initiatives and cost reduction opportunities. The Company expects to recognize the majority of the expenses related to implementation of the restructuring plan in its fiscal quarter ending September 30, 2017.

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
We market NantHealth solutions as a comprehensive integrated solution that includes GPS Cancer, NantOS and the NantOS apps. We also market our GPS Cancer, NantOS, individual NantOS apps and suites of NantOS apps as stand-alone solutions. To accelerate our commercial growth and enhance our competitive advantage, we intend to continue to:

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
Since our inception, we have devoted substantially all of our resources to the development and commercialization of NantHealth solutions, including NantOS and the NantOS apps, as well as the commercial launch of our GPS Cancer business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception, and as of June 30, 2017 our accumulated deficit was approximately $586.5 million. We expect to continue to incur operating losses over the near term as we drive adoption of GPS Cancer, expand our commercial operations, and invest further in NantHealth solutions.

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
2017 Asset Purchase Agreement with Allscripts
On August 3, 2017, we entered into an asset purchase agreement (the “APA”) with Allscripts Healthcare Solutions, Inc. (“Allscripts”), pursuant to which we agreed to sell to Allscripts substantially all of the assets of our provider/patient engagement solutions business, including our FusionFX solution and components of our NantOS software connectivity solutions (the “Business”). Allscripts will convey to us 15,000,000 shares our common stock (par value $0.0001 per share) currently owned by Allscripts as consideration for the acquired Business. The purchase price is subject to a working capital adjustment and we are responsible for fulfilling certain deferred revenue obligations of the Business post-closing.
The APA also contemplates that: (a) Allscripts and us will modify the amended and restated mutual license and reseller agreement dated June 26, 2015, as amended, such that, among other things, we will deliver a minimum dollar amount of total bookings over a ten year period; (b) each of Allscripts and us will license certain intellectual property to the other party pursuant to a cross license agreement; (c) we will provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) we will license certain software and sell certain hardware to Allscripts pursuant to a software license and supply agreement. The consummation of the transactions contemplated by the APA is subject to certain customary closing conditions.
We are currently evaluating the effect that consummation of the transactions contemplated by the APA will have on our Condensed Consolidated Financial Statements.
2017 Corporate Restructuring Plan
In August 2017, we committed to and began implementation of a comprehensive restructuring plan that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities. The plan will allow us to focus on our core competencies of genomic sequencing, clinical decision support, connected care and payer engagement. We anticipate incurring charges from this restructuring related to severance and other cash expenditures and expect to recognize the majority of the expense related to this restructuring in the quarter ending September 30, 2017.
2016 Developments and Acquisition
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

Non-GAAP net loss excludes the effects of (1) loss from equity method investments, (2) stock based compensation expense, (3) intangible amortization, (4) corporate restructuring expenses, (5) acquisition related compensation expense (6) acquisition related sales incentives, which have been recorded as contra revenue, (7) change in fair value of derivatives liability, (8) non-cash interest expense related to convertible notes, and (9) the impacts of intangibles amortization and the conversion from a limited liability corporation to a corporation on provision for (benefit from) income taxes.

Non-GAAP shares outstanding include Series F redeemable units as if converted to non-redeemable common stock on January 1, 2016. These units were converted to common stock in conjunction with the LLC conversion on June 1, 2016. The put right held by KIO expired on June 20, 2016, and the shares of common stock owned by KIO are no longer redeemable. See Note 15 to the accompanying Condensed Consolidated Financial Statements for further discussion of the put right.

The following table reconciles Net loss to Net loss - Non-GAAP and Shares outstanding to Shares outstanding - Non-GAAP for the three and six months ended June 30, 2017 and 2016 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(70,064)	$(54,132)	$(111,179)	$(87,277)
Adjustments to GAAP net loss:
Loss from related party equity method investment including impairment loss	38,885	2,375	43,411	5,289
Stock-based compensation expense	637	43,691	887	43,788
Corporate restructuring	1,593	179	1,813	2,145
Acquisition related compensation expense	—	—	—	4,814
Acquisition related sales incentive	671	40	1,334	1,461
Change in fair value of derivatives liability	(24)	—	(239)	—
Non-cash interest expense related to convertible notes	1,088	—	2,139	—
Intangible amortization	4,619	5,710	9,839	11,806
Impacts of intangibles amortization and the conversion from a limited liability company to a corporation on provision for (benefit from) income taxes	141	(14,386)	374	(18,914)
Total adjustments to GAAP net loss	47,610	37,609	59,558	50,389
Net loss - Non-GAAP	$(22,454)	$(16,523)	$(51,621)	$(36,888)

Weighted average shares outstanding (1)	121,756,108	104,072,198	121,687,454	101,846,445
Weighted average Series F/redeemable stock (1)(2)	—	9,419,152	—	10,066,719
Shares outstanding - Non-GAAP (1)	121,756,108	113,491,350	121,687,454	111,913,164

Net loss per share - Non-GAAP (1)	$(0.18)	$(0.15)	$(0.42)	$(0.33)

The following table reconciles Net loss per common share to Net loss per common share - Non-GAAP for the three and six months ended June 30, 2017 and 2016 (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss per common share - GAAP	$(0.58)	$(0.54)	$(0.91)	$(0.91)
Adjustments to GAAP net loss per common share:
Loss from related party equity method investment including impairment loss	0.32	0.02	0.36	0.05
Stock-based compensation expense	0.01	0.42	0.01	0.43
Corporate restructuring	0.01	—	0.01	0.02
Acquisition related compensation expense	—	—	—	0.05
Acquisition related sales incentive	0.01	—	0.01	0.01
Change in fair value of derivatives liability	—	—	—	—
Non-cash interest expense related to convertible notes	0.01	—	0.02	—
Intangible amortization	0.04	0.06	0.08	0.13
Impacts of intangibles amortization and the conversion from a limited liability company to a corporation on provision for (benefit from) income taxes	—	(0.14)	—	(0.19)
Accretion to redemption value of Series F/redeemable common stock	—	0.02	—	0.05
Dilution from Series F/redeemable common stock	—	0.01	—	0.03
Total adjustments to GAAP net loss per common share	0.40	0.39	0.49	0.58
Net loss per common share - Non-GAAP (1)	$(0.18)	$(0.15)	$(0.42)	$(0.33)

(1)
The net loss per common share - non-GAAP, weighted average shares outstanding, weighted average Series F units/redeemable stock, and shares outstanding - non-GAAP have been computed to give effect to the LLC conversion that occurred June 1, 2016 prior to our IPO. In conjunction with the LLC Conversion, (a) all of our outstanding units automatically converted into shares of common stock, based on the relative rights of our pre-IPO equityholders as set forth in the limited liability company agreement and (b) we adopted and filed a certificate of incorporation with the Secretary of State of the state of Delaware and adopted bylaws. We filed an amended certificate of incorporation to effect a 1-for-5.5 reverse stock split of our common stock on June 1, 2016.

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

Software-as-a-service - Software-as-a-service, or SaaS, revenue is generated from our clients’ access to and usage of our hosted software solutions on a subscription basis for a specified contract term, which is typically annually. In our SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally only has the right to access and use the software and receive any software upgrades published during the subscription period. Solutions sold under a SaaS model include our eviti platform solutions, NaviNet, NantOS and NantOS apps.

Maintenance - Maintenance revenue includes ongoing post-contract client support ("PCS") or maintenance, during the paid PCS term. Additionally, PCS includes ongoing development of software updates and upgrades provided to the client on a when and if available basis. We sell NantOS, including DeviceConX and FusionFX, with maintenance contracts.

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

Selling, general and administrative

Selling, general and administrative expense consists primarily of shared service fees from NantWorks, personnel-related expenses for our sales and marketing, finance, legal, human resources, and administrative associates, stock based compensation, and advertising and marketing promotions of NantHealth solutions. It also includes trade show and event costs, sponsorship costs, point of purchase display expenses and related amortization as well as legal costs, facility costs, consulting and professional fees, insurance and other corporate and administrative costs.

We expect to continue to grow our investment in selling and other related expenses supporting future growth in GPS as well as expanding our brand.  We are reviewing our other selling, general and administrative investments and expect to drive cost savings through greater efficiencies and synergies across our company. Additionally, we expect to continue to incur additional costs for legal, accounting, insurance, investor relations and other costs associated with operating as a public company. These increases include additional costs we expect to incur associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies as well as increased costs for directors’ and officers’ liability insurance and an enhanced investor relations function. However, we expect our selling, general and administrative expense to decrease as a percentage of revenue over the long term as our revenue increases and we realize economies of scale.

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
With the exception of stock based compensation, we expect our research and development expenses to continue to increase in absolute dollars and as a percentage of revenue in the short term as we continue to make significant investments in developing new solutions and enhancing the functionality of our existing solutions with a focus on cancer care. However, we expect our research and development expenses to decrease as a percentage of revenue over the long term as we realize economies of scale from our developed technology.

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

Other Income (expense), net
Other income (expense), net consists primarily of unrealized and realized gains (losses), dividends received from our marketable securities, change in fair value of derivative liability and other non-recurring items.
Loss from Equity Method Investment Including Impairment Loss
Loss from equity method investment consists of our pro rata share of losses of a company that we own an ownership interest in and account for under the equity method of accounting including impairment loss. We regularly evaluate our investments, which are not carried at fair value, for other than temporary impairment in accordance with U.S. GAAP.
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

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Software and hardware	$3,446	$4,149	$4,091	$4,823
Software–as-a-service	15,281	15,181	30,512	28,882
Total software-related revenue	18,727	19,330	34,603	33,705
Maintenance	4,693	4,512	7,855	7,650
Sequencing and molecular analysis	450	45	960	45
Other services	2,360	7,603	5,321	9,541
Total net revenue	26,230	31,490	48,739	50,941

Cost of Revenue:
Software and hardware	528	435	840	674
Software-as-a-service	6,226	9,314	13,459	13,737
Total software-related cost of revenue	6,754	9,749	14,299	14,411
Maintenance	954	743	1,816	1,273
Sequencing and molecular analysis	1,512	359	3,050	359
Other services	4,647	7,492	10,325	11,057
Amortization of developed technologies	2,805	3,897	6,211	8,178
Total cost of revenue	16,672	22,240	35,701	35,278

Gross profit	9,558	9,250	13,038	15,663

Operating Expenses:
Selling, general and administrative	22,944	47,248	43,822	74,621
Research and development	11,846	24,322	25,245	35,016
Amortization of software license and acquisition-related assets	1,814	1,813	3,628	3,628
Total operating expenses	36,604	73,383	72,695	113,265

Loss from operations	(27,046)	(64,133)	(59,657)	(97,602)
Interest expense, net	(4,013)	(1,758)	(7,982)	(3,256)
Other income (expense), net	57	(77)	330	261
Loss from related party equity method investment including impairment loss	(38,885)	(2,375)	(43,411)	(5,289)
Loss before income taxes	(69,887)	(68,343)	(110,720)	(105,886)
Provision for (benefit from) income taxes	177	(14,211)	459	(18,609)
Net loss	$(70,064)	$(54,132)	$(111,179)	$(87,277)

Net income (loss) per share (1):
Basic and diluted - common stock	$(0.58)	$(0.54)	$(0.91)	$(0.91)
Basic and diluted - redeemable common stock	N/A	$0.25	N/A	$0.49

Weighted average shares outstanding (1):
Basic and diluted - common stock	121,756,108	104,072,198	121,687,454	101,846,445
Basic and diluted - redeemable common stock	N/A	9,419,152	N/A	10,066,719

(1)
The net income (loss) per share and weighted average shares outstanding for the three and six months ended June 30, 2016, have been computed to give effect to the LLC Conversion (See Note 15 of the accompanying Condensed Consolidated Financial Statements) that occurred on June 1, 2016, prior to our IPO. In conjunction with the LLC Conversion, (a) all of our outstanding units automatically converted into shares of common stock, based on the relative rights of our pre-IPO equityholders as set forth in our limited liability company agreement and (b) we adopted and filed a certificate of incorporation with the Secretary of State of the state of Delaware and adopted bylaws. The Company adopted and filed an amendment to its certificate of incorporation with the Secretary of State of the state of Delaware to effect a 1-for-5.5 reverse stock split of its common stock on June 1, 2016.

The net loss per share for the common stock for the three and six months ended June 30, 2016 reflects $2,333 and $4,958, respectively in accretion value allocated to the redeemable common stock. The redeemable common stock contained a put right, which expired unexercised on June 20, 2016. As a result of and as of that date, the shares were no longer redeemable and were included in common stock. See Note 17 of the accompanying Condensed Consolidated Financial Statements for the calculation of net loss per share for common stock and redeemable common stock for the three and six months ended June 30, 2016.
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Software and hardware	13.1%	13.2%	8.4%	9.5%
Software–as-a-service	58.3%	48.2%	62.6%	56.7%
Total software-related revenue	71.4%	61.4%	71.0%	66.2%
Maintenance	17.9%	14.3%	16.1%	15.0%
Sequencing and molecular analysis	1.7%	0.1%	2.0%	0.1%
Other services	9.0%	24.2%	10.9%	18.7%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue:
Software and hardware	2.0%	1.4%	1.7%	1.3%
Software-as-a-service	23.7%	29.6%	27.6%	27.0%
Total software-related cost of revenue	25.7%	31.0%	29.3%	28.3%
Maintenance	3.6%	2.4%	3.7%	2.5%
Sequencing and molecular analysis	5.8%	1.1%	6.3%	0.7%
Other services	17.7%	23.8%	21.2%	21.7%
Amortization of developed technologies	10.8%	12.3%	12.7%	16.1%
Total cost of revenue	63.6%	70.6%	73.2%	69.3%

Gross profit	36.4%	29.4%	26.8%	30.7%

Operating Expenses:
Selling, general and administrative	87.4%	150.1%	90.0%	146.5%
Research and development	45.2%	77.2%	51.8%	68.7%
Amortization of software license and acquisition-related assets	6.9%	5.8%	7.4%	7.1%
Total operating expenses	139.5%	233.1%	149.2%	222.3%

Loss from operations	(103.1%)	(203.7%)	(122.4%)	(191.6%)
Interest expense, net	(15.3%)	(5.6%)	(16.4%)	(6.4%)
Other income (expense), net	0.2%	(0.2%)	0.7%	0.5%
Loss from related party equity method investment including impairment loss	(148.2%)	(7.5%)	(89.1%)	(10.4%)
Loss before income taxes	(266.4%)	(217.0%)	(227.2%)	(207.9%)
Provision for (benefit from) income taxes	0.7%	(45.1%)	0.9%	(36.6%)
Net loss	(267.1%)	(171.9%)	(228.1%)	(171.3%)

Comparison of Three and Six Months Ended June 30, 2016 and 2017 (Unaudited)
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Software and hardware	$3,446	$4,149	$4,091	$4,823	$(703)	(16.9)%	$(732)	(15.2)%
Software–as-a-service	15,281	15,181	30,512	28,882	100	0.7%	1,630	5.6%
Total software-related revenues	18,727	19,330	34,603	33,705	(603)	(3.1)%	898	2.7%
Maintenance	4,693	4,512	7,855	7,650	181	4.0%	205	2.7%
Sequencing and molecular analysis	450	45	960	45	405	900.0%	915	2,033.3%
Other services	2,360	7,603	5,321	9,541	(5,243)	(69.0)%	(4,220)	(44.2)%
Total net revenue	$26,230	$31,490	$48,739	$50,941	$(5,260)	(16.7)%	$(2,202)	(4.3)%
Comparison of the three month periods ended June 30, 2016 versus 2017
Total revenue decreased $5.3 million or 16.7% from $31.5 million to $26.2 million for the three months ended June 30, 2016 and June 30, 2017, respectively. The primary driver of this decline was a $5.2 million decrease in other services.
Our total software-related revenues (including software and hardware and SaaS) was $18.7 million for the three months ended June 30, 2017 compared to $19.3 million for the three months ended June 30, 2016, a decrease of $0.6 million or 3.1% The decrease is primarily due to our software and hardware line of business because of the timing of completed implementations as compared to the same period in the prior year, partially offset by a slight increase in SaaS revenue.
Software and hardware revenue decreased slightly from $4.1 million to $3.4 million for the three months ended June 30, 2016 and June 30, 2017, respectively. The primary driver of the decrease was related to $0.5 million lower revenue from completed implementations of DeviceConX compared to the same period in the prior year. Our software and hardware revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX and Fusion FX customers and our revenue recognition for those arrangements.
SaaS revenue increased $0.1 million or 0.7% from $15.2 million to $15.3 million for the three months ended June 30, 2016 and June 30, 2017, respectively. This increase was primarily driven by a $0.6 million increase from our eviti cancer decision support platform solutions due to an increase in covered lives, partially offset by a $0.3 million decrease from NaviNet SaaS revenue and as a $0.1 million decrease in Fusion FX SaaS revenue.
Maintenance revenue increased from $4.5 million to $4.7 million for the three months ended June 30, 2016 and June 30, 2017, respectively. This increase was primarily driven by a $0.7 million increase in DeviceConX maintenance, partially offset by a $0.5 million decrease in Fusion FX maintenance.
Sequencing and molecular analysis revenue increased from $45 thousand to $0.5 million for the three months ended June 30, 2016 and June 30, 2017, respectively. Currently, we recognize revenue from clients with executed contracts, from signed single case agreements and from clients without a contractual agreement where we recognize revenue on a cash basis given the uncertainty over reimbursement. As the Company gains additional insurance coverage and reimbursement experience, we expect to be able to reduce the portion of GPS revenue which is recognized on a cash basis.

We are significantly expanding our sales efforts by adding seasoned sales and account management professionals in 2017. In the first two quarters of 2017, we grew our GPS field sales team from 5 to 13 professionals, including an international sales professional in the second quarter of 2017. We expect to continue to grow our sales teams in 2017 with further additions during the third quarter of 2017.  With the growth of the field sales team, we expect to continue to gain traction with physicians in new areas of the US and have seen continued growth in the number of physicians who have ordered the test which has grown to 432 through June 30, 2017.

The commercial team's efforts are focused on increasing reimbursement of the GPS Cancer profile by developing partnerships, which include pilot arrangements with commercial insurance and self-insured payers, expanding physician relationships, and enhancing operational performance and efficiencies. The partnership strategy developed with commercial health plans supports an alignment with designated provider/oncology groups within the health plan payors network. We work directly with the physician groups to support education of test order and enable aggregate review of results throughout the initial phase of partnership with the Plan. Reimbursement is recognized for each test order throughout the pilot agreement. Profile value will be assessed by the Plan with the goal of full medical policy adoption at pilot end.

We have grown the number of payers and self-insured employers covering our GPS test to ten and expect this number to continue to grow with the aggressive efforts in place. Our pipeline includes several national and regional health plans and we expect to announce additional pilot contracts before year end. The self-insured pipeline includes opportunities with many companies listed on Fortune's 100, as well as an alliance of 50 of the largest employers in the US. Most recently, we announced a partnership with the International Association of Firefighters - a group with a significantly higher incidence rate of cancer than the normal population. This Union, made of first responders, currently has a membership of approximately 300,000 with more than 1,500 local organization. Through this important partnership, we have added contracts with self-insured groups across the US and we have created an option to aggregate groups that are not self-insured to support a coverage options for them.

Finally, we are pursuing international opportunities via partnerships with locally based resellers such as TEVA in Israel. To date, we have executed four international reseller agreements.

We have also focused efforts to enhance reimbursement from Plans when profiles are ordered and there is no contract in place. We are actively engaging plans with detail which supports a physician’s reason for ordering. Our utilization of pre-authorizations and supporting documentation assists in the overall billing and appeal process. Optimizing payment with payers, who do not have a formal agreement with us. The GPS Cancer profile provides all information that can be found in other market molecular tests that physicians deem necessary for treatment recommendation and expands insight for the oncologist with the comprehensive information available on each patient tested and we believe that we can enhance our future GPS revenue by improving reimbursement for profiles delivered.
Other services revenue decreased $5.2 million or 69.0% from $7.6 million to $2.4 million for the three months ended June 30, 2016 and June 30, 2017, respectively. This was primarily driven by a $4.1 million decrease in Fusion FX services due to the timing of implementation completion of a large contract in 2016.
Comparison of the six month periods ended June 30, 2016 versus 2017
Total revenue decreased $2.2 million or 4.3% from $50.9 million to $48.7 million for the six months ended June 30, 2016 and June 30, 2017, respectively. Our total revenue decline was driven primarily by a $4.2 million decrease in other services revenue partially offset by an increase of $1.6 million in SaaS revenue.
Our total software-related revenues (including software and hardware and SaaS) was $34.6 million for the six months ended June 30, 2017 compared to $33.7 million for the six months ended June 30, 2016, an increase of $0.9 million or 2.7%. The growth in software-related revenue was primarily driven by SaaS revenue from our NaviNet and eviti solutions. The $1.6 million increase in SaaS revenue was partially offset by a $0.7 million decrease in our software and hardware line of business due to the timing of completed implementations as compared to the same period in the prior year.
Software and hardware revenue decreased from $0.7 million or 15.2% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The primary driver of the decrease was related to $0.8 million lower revenue from completed implementations of DeviceConX compared to the same period in the prior year. Our software and hardware revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX and Fusion FX customers and our revenue recognition for those arrangements.
SaaS revenue increased $1.6 million or 5.6% from $28.9 million to $30.5 million for the six months ended June 30, 2016 and June 30, 2017, respectively. This increase was primarily driven by a $1.1 million increase of NaviNet revenue and an increase in eviti cancer decision support solutions of $0.8 million due to an increase in covered lives.
Maintenance revenue increased from $7.7 million to $7.9 million or 2.7% for the six months ended June 30, 2016 and June 30, 2017, respectively. This increase was primarily driven by an increase in DeviceConX maintenance revenue as a result of a major customer going live.

Sequencing and molecular analysis revenue increased from $45 thousand to $1.0 million for the six months ended June 30, 2016 and June 30, 2017, respectively. Currently, we recognize revenue from clients with executed contracts, from signed single case agreements and from clients without a contractual agreement where we recognize revenue on a cash basis given the uncertainty over reimbursement. As the Company gains additional insurance coverage and reimbursement experience, we expect to be able to reduce the portion of GPS revenue which is recognized on a cash basis.
In January 2015, we entered into an agreement to provide certain research related sequencing services to a research institution. The agreement provides that the institution pay us $10.0 million in exchange for our providing sequencing services through our reseller agreement with NantOmics. In 2016 and 2015, we completed $3.8 million and $6.2 million, respectively in services, which was recorded as deemed capital contributions. As a result, through December 31, 2016 we have completed our obligation for a total of $10.0 million, all of which was recorded as deemed capital contributions. At the institution's request, certain non-profit organizations provided partial funding for the sequencing and related bioinformatics costs associated with the project. Our Chairman and Chief Executive Officer serves as a member of the board of directors of, and may have significant influence or control over, these organizations. The institution was not contractually or otherwise required to use our molecular profiling solution or any of our other products or services as part of the charitable gift.
Other services revenue decreased $4.2 million or 44.2% from $9.5 million to $5.3 million for the six months ended June 30, 2016 and June 30, 2017, respectively. This was primarily driven by a $2.8 million decrease in Fusion FX services due to the timing of implementation completion of a large contract in 2016, and a $1.1 million decrease in home health services.
We believe that significant opportunities exist for expanded cross-sell opportunities of our suite of solutions across our existing customer base, including eviti and NaviNet customer bases. We also believe that our customer base and our product solutions provide unique opportunities to expand the volume of GPS sequencing analysis reporting to our customer base. Maintaining our current customer base will be important to our future maintenance and SaaS recurring revenue streams.
Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Software and hardware	$528	$435	$840	$674	$93	21.4%	$166	24.6%
Software–as-a-service	6,226	9,314	13,459	13,737	(3,088)	(33.2)%	(278)	(2.0)%
Total software-related cost of revenue	6,754	9,749	14,299	14,411	(2,995)	(30.7)%	(112)	(0.8)%
Maintenance	954	743	1,816	1,273	211	28.4%	543	42.7%
Sequencing and molecular analysis	1,512	359	3,050	359	1,153	321.2%	2,691	749.6%
Other services	4,647	7,492	10,325	11,057	(2,845)	(38.0)%	(732)	(6.6)%
Amortization of developed technologies	2,805	3,897	6,211	8,178	(1,092)	(28.0)%	(1,967)	(24.1)%
Total cost of revenue	$16,672	$22,240	$35,701	$35,278	$(5,568)	(25.0)%	$423	1.2%
Comparison of the three month periods ended June 30, 2016 versus 2017
Cost of revenue decreased $5.6 million or 25.0% from $22.2 million to $16.7 million for the three months ended June 30, 2016 and June 30, 2017, respectively. Reduction of cost of revenue was driven primarily by reductions in SaaS cost of revenue and other services cost of revenue. The prior year quarter cost of revenue included costs associated with the large services project which was completed and recognized in the prior year period as well as increased stock compensation expense associated with our IPO in June 2016.

Total software-related cost of revenue decreased $3.0 million from $9.7 million to $6.8 million or 30.7% for the three months ended June 30, 2016 and June 30, 2017, respectively. SaaS cost of revenue in particular decreased $3.1 million or 33.2%. The main driver of this decrease was a $3.9 million decrease in stock compensation expense due to the timing of stock compensation expenses recorded in connection with the vesting of phantom units upon the consummation of our IPO in June 2016. This decrease was partially offset by a $1.1 million increase in the amortization of capitalized internal use software.
Maintenance cost of revenue decreased $0.2 million for the three months ended June 30, 2016 compared to June 30, 2017 or 28.4%. The main driver of this decrease was due to lower stock compensation expense due to the timing of stock compensation expenses recorded in connection with the vesting of phantom units upon the consummation of our IPO in June 2016.
Sequencing and molecular analysis cost of revenue increased $1.2 million from $0.4 million to $1.5 million for three months ended June 30, 2016 and June 30, 2017, respectively. The primary driver was due to the GPS test becoming commercially available beginning in June 2016. The cost of revenue is recorded as defined by the contract with the clients and as outlined in the amended and restated Reseller Agreement for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics.
Other services cost of revenue decreased $2.8 million from $7.5 million to $4.6 million or 38.0% for the three months ended June 30, 2016 and June 30, 2017, respectively. The main driver of this decrease was a $2.3 million decrease in stock compensation expense due to the timing of stock compensation expenses recorded in connection with the vesting of phantom units upon the consummation of our IPO in June 2016. Also, there was a decrease of $0.5 million in cost of revenue associated with sequencing services provided to a major research institution since the project was completed in December 2016.
Amortization expenses related to developed technologies decreased $1.1 million or 28.0% from $3.9 million to $2.8 million for the three months ended June 30, 2016 and June 30, 2017, respectively. This variance is attributable to an intangible asset being fully amortized in February 2017.

Comparison of the six month periods ended June 30, 2016 versus 2017
Cost of revenue increased $0.4 million or 1.2% from $35.3 million to $35.7 million for the six months ended June 30, 2016 and June 30, 2017, respectively. Increases of cost of revenue were driven primarily by increases in sequencing and molecular analysis cost of revenue, partially offset by a decrease in amortization of developed technologies.

Total software-related cost of revenue decreased $0.1 million or 0.8% from $14.4 million to $14.3 million for the six months ended June 30, 2016 and June 30, 2017, respectively. SaaS cost of revenue decreased $0.3 million, partially offset by a $0.2 million increase in software and hardware cost of revenue. The main driver of the SAAS cost of revenue decline was a $3.5 million decrease in stock compensation expense due to the timing of stock compensation expenses recorded in connection with the vesting of phantom units upon the consummation of our IPO in June 2016. This decrease was partially offset by a $2.0 million increase in the amortization of capitalized internal use software as well as a $1.2 million decrease in the deferral of costs related to customer implementations of SaaS software.

Sequencing and molecular analysis cost of revenue increased $2.7 million from $0.4 million to $3.1 million for the six months ended June 30, 2016 and June 30, 2017, respectively. The primary driver was due to the GPS test becoming commercially available beginning in June 2016. The cost of revenue is recorded as defined by the contract with the clients and as outlined in the amended and restated Reseller Agreement for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics.

Amortization expenses related to developed technologies decreased $2.0 million or 24.1% from $8.2 million to $6.2 million for the six months ended June 30, 2016 and June 30, 2017, respectively. This variance is attributable to an intangible asset being fully amortized in February 2017.
Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Selling, general and administrative	$22,944	$47,248	$43,822	$74,621	$(24,304)	(51.4)%	$(30,799)	(41.3)%
Comparison of the three month periods ended June 30, 2016 versus 2017
Selling, general and administrative expenses decreased from $47.2 million to $22.9 million, a decrease of $24.3 million or 51.4% for the three months ended June 30, 2016 and June 30, 2017, respectively. The primary driver of this variance was a $22.7 million decrease in stock compensation expense from the prior year in connection with the vesting of phantom units upon consummation of our IPO in June 2016. In addition, there was a $1.5 million decrease in certain corporate shared services expenses compared to the prior year and a $1.0 million decrease in general overhead expenses, achieved as a result of cost saving measures. These decreases were partially offset by a $0.8 million increase in personnel expenses.
Comparison of the six month periods ended June 30, 2016 versus 2017
Selling, general and administrative expenses decreased from $74.6 million to $43.8 million, a decrease of $30.8 million or 41.3%, for the six months ended June 30, 2016 and June 30, 2017, respectively. The primary driver of this variance was a $24.0 million reduction in stock compensation expense from the prior year in connection with the vesting of phantom units upon consummation of our IPO, as well as a result of the mark to fair value of certain equity incentives and forfeitures. Also, the six months ended June 30, 2016 included $6.5 million in acquisition related expense related to the vestings of options and severance of former NaviNet employees. Also, corporate shared services expenses decreased $2.7 million, offset by a $2.6 million increase in professional service fees including audit, tax, legal and insurance services, that are a result of operating as a public company.

Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Research and development	$11,846	$24,322	$25,245	$35,016	$(12,476)	(51.3)%	$(9,771)	(27.9)%
Comparison of the three month periods ended June 30, 2016 versus 2017
Research and development expenses decreased $12.5 million or 51.3%, from $24.3 million to $11.8 million for the three months ended June 30, 2016 and June 30, 2017, respectively. The primary driver of this variance was a $13.7 million reduction in stock compensation expense from the prior year in connection with the vesting of phantom units upon consummation of our IPO. Additionally, there was a $0.4 million reduction in IT related expenses and a $0.3 million reduction in professional services. These reductions were partially offset by an increase of $1.5 million due to a reduction in capitalized expenses as a result of a major project being completed in October 2016 and an increase of personnel related expenses of $0.8 million primarily due to severance expenses as a result of a reduction in headcount.

Comparison of the six month periods ended June 30, 2016 versus 2017
Research and development expenses decreased $9.8 million or 27.9%, from $35.0 million for the six months ended June 30, 2016 to $25.2 million for the six months ended June 30, 2017. The primary driver of this variance was a $12.6 million reduction in stock compensation expense from the prior year in connection with the vesting of phantom units upon consummation of our IPO. Additionally, there was a $1.0 million reduction in IT related expenses and a $0.4 million reduction in professional services. This reduction was partially offset by an increase of $2.5 million due to a reduction in capitalized costs as a major project was completed in October 2016 and an increase of personnel related expenses of $2.3 million.

Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Interest expense, net	$4,013	$1,758	$7,982	$3,256	$2,255	128.3%	$4,726	145.1%
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
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer, and a promissory note with NantOmics (the "NantOmics Note"). Through June 30, 2017, the total advances made by NantCapital and NantOmics to us pursuant to each applicable note amounted to approximately $112.7 million and $40.0 million, respectively. We can request additional advances subject to NantCapital and NantOmics approval. Each note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year.
In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest was due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes. In addition, in May 2016, the NantOmics Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest would be converted into shares of our common stock at the IPO price at the time of pricing of the IPO. Later in May 2016, the NantOmics Note was further amended and restated to remove the automatic conversion feature and to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. In June 2016, the NantOmics Note was further amended and restated to provide that all outstanding principal and accrued and unpaid interest will be converted into shares of our common stock at the IPO price after the pricing of the IPO and after the LLC Conversion. The NantOmics Note and all related accrued interest was converted on June 1, 2016 into 2,899,297 shares of our common stock in connection with our IPO. As a result, as of June 30, 2017 and December 31, 2016, there were no unpaid amounts related to the advances on the NantOmics Note. Please see Note 18 to the accompanying Condensed Consolidated Financial Statements for further discussion of these notes.
Comparison of the three month periods ended June 30, 2016 versus 2017
Interest expense, net increased by $2.3 million, from $1.8 million to $4.0 million for the three months ended June 30, 2016 and June 30, 2017, respectively. This increase was primarily attributable to the $2.6 million interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering costs, partially offset by a $0.3 million decrease in interest on related party notes with NantOmics and NantCapital.

Comparison of the six month periods ended June 30, 2016 versus 2017
Interest expense, net, increased by $4.7 million, from $3.3 million to $8.0 million for the six months ended June 30, 2016 and June 30, 2017, respectively. This increase was primarily attributable to the $5.1 million interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering costs, partially offset by a $0.4 million decrease in interest on related party notes with NantOmics and NantCapital.
Other Income (expense), net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Other income (expense), net	$57	$(77)	$330	$261	$134	(174.0)%	$69	26.4%
Comparison of the three month periods ended June 30, 2016 versus 2017
Other income (expense), net increased by $134 thousand for the three months ended June 30, 2017 compared to the same period of the prior year primarily due to an increase in dividend income.
Comparison of the six month periods ended June 30, 2016 versus 2017
Other income (expense), net, increased by $69 thousand for the six months ended June 30, 2017 compared to the same period of the prior year. For the six months ended June 30, 2017, we recognized a $0.2 million gain in unrealized fair value changes to the Convertible Notes bifurcated derivative. In addition, dividend income increased $0.2 million and foreign exchange losses decreased $0.3 million. For the six months ended June 30, 2016, other income was primarily derived from a $0.5 million payment received from Harris Corporation related to the early settlement of working capital.
Loss from Related Party Equity Method Investment Including Impairment Loss

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Loss from related party equity method Investment including impairment loss	$38,885	$2,375	$43,411	$5,289	$36,510	1,537.3%	$38,122	720.8%

The loss from related party equity method investment is related to our pro rata share of losses from our investment in NantOmics, an investment that was initially made in June 2015 and increased in September 2015, plus the amortization of the basis difference in the investment, and an impairment loss, if applicable. We report our share of NantOmics' loss and the amortization of basis difference using a one quarter lag.
Comparison of the three month periods ended June 30, 2016 versus 2017
Loss from equity method investment increased by $36.5 million from a loss of $2.4 million during the three months ended June 30, 2016 to a loss of $38.9 million during the three months ended June 30, 2017 mainly due to a $36.0 million impairment charge as described below.

Our loss from equity method investment for the three months ended June 30, 2017 included a $36.0 million non-cash impairment charge as a result of our determination that the fair value of our investment in NantOmics had declined below our carrying value as of June 30, 2017, and that this decline in value was other than temporary. The decline in the fair value of our investment in NantOmics was primarily caused by delays in our GPS revenue growth.
Comparison of the six month periods ended June 30, 2016 versus 2017
For the six months ended June 30, 2017, loss from equity method Investment increased $38.1 million, from $5.3 million during the six months ended June 30, 2016 to $43.4 million during the six months ended June 30, 2017 due to the $36.0 million impairment mentioned above and an increase in our pro rata share of losses from our investment in NantOmics.
Provision for (Benefits from) Income taxes

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Provision for (benefit from) income taxes	$177	$(14,211)	$459	$(18,609)	$14,388	(101.2)%	$19,068	(102.5)%
Comparison of three month periods ended June 30, 2016 versus 2017
For the three months ended June 30, 2016, the benefit for income taxes was $14.2 million, compared with a $0.2 million provision for income taxes for the three months ended June 30, 2017. The tax provision for income taxes for the three and six months ended June 30, 2017 included an income tax provision of the consolidated group based on an estimated annual effective tax rate. Prior to June 1, 2016 the provision for income taxes consisted of income tax provision for our corporate subsidiaries. For the three months ended June 30, 2016, the tax benefit was mostly attributed to the reduction of deferred tax liability as a result of the amortization of NaviNet’s purchase accounting intangibles and the conversion of NantHealth from an LLC to a C corporation.

The effective tax rates for the three months ended June 30, 2017 and 2016 were a provision of 0.25% and a benefit of 20.8%, respectively. The effective tax rate for the three months ended June 30, 2017 differed from the U.S. federal statutory rate of 34% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a full valuation allowance on its net deferred tax assets. The effective tax rate for the three months ended June 30, 2016 differed from the federal statutory rate primarily due to the fact that Nant Health, LLC was a limited liability company during most of that period. We converted from a pass-through entity to a C corporation, NantHealth, Inc., on June 1, 2016.  Prior to the LLC Conversion, the tax provision represents that of Nant Health, LLC’s corporate subsidiaries (See Note 15 to the accompanying Condensed Consolidated Financial Statements for additional information on the LLC Conversion).

Comparison of the six month periods ended June 30, 2016 versus 2017
For the six months ended June 30, 2016, the benefit for income taxes was $18.6 million, compared with a $0.5 million provision for income taxes for the six months ended June 30, 2017. The tax provision for the six months ended June 30, 2017 included an income tax provision of the consolidated group based on an estimated annual effective tax rate. Prior to June 1, 2016, the provision for income taxes consisted of income tax provision for our corporate subsidiaries. For the six months ended June 30, 2016, the tax benefit was mostly attributed to the reduction of deferred tax liability as a result of the amortization of NaviNet’s purchase accounting intangibles and the conversion of NantHealth from an LLC to a C corporation.

The effective tax rates for the six months ended June 30, 2017 and 2016 were a provision of 0.41% and a benefit of 17.6%, respectively. The effective tax rate for the six months ended June 30, 2017 differed from the U.S. federal statutory rate of 34% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a full valuation allowance on its net deferred tax assets. The effective tax rate through June 1, 2016 differed from the federal statutory rate primarily due to the fact that Nant Health, LLC was a limited liability company during most of that period. We converted from a pass-through entity to a C corporation, NantHealth, Inc., on June 1, 2016. Prior to the LLC Conversion, the tax provision represents that of Nant Health, LLC’s corporate subsidiaries (See Note 15 to the accompanying Condensed Consolidated Financial Statements for additional information on the LLC Conversion).
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2017, we had cash and cash equivalents and marketable securities of $92.7 million, compared to $160.4 million as of December 31, 2016, of which $1.3 million and $3.0 million, respectively, related to foreign subsidiaries. We believe that our existing cash, cash equivalents and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital were private placement of membership interests prior to the IPO, debt financing agreements, including the NantCapital Note and Convertible Notes, and our IPO.
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
On December 21, 2016, we entered into an Indenture, relating to the issuance of the Convertible Notes (the “Indenture”), by and between us and U.S. Bank National Association as trustee (the “Trustee”). The interest rates are fixed at 5.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2017. The Convertible Notes will mature on December 15, 2021, unless earlier repurchased by us or converted pursuant to their terms. The initial conversion rate of the Convertible Notes is 82.3893 shares of common stock per $1 thousand principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $12.14 per share). Prior to the close of business on the business day immediately preceding September 15, 2021, the Convertible Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2017 (and only during such calendar quarter), if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sales price of our common stock on such trading day is greater than or equal to 120% of the conversion price on such trading day; (2) during the five-business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1 thousand principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. Upon conversion, the Convertible Notes will be settled in cash, shares of our common stock or any combination thereof at our option.
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

NantCapital Note
In January 2016, we issued the NantCapital Note to NantCapital, a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of June 30, 2017, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.

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
Cash Flows
The following table sets forth our primary sources and uses of cash for periods indicated:

(Dollars in thousands)	Six Months Ended June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$(54,738)	$(41,136)
Investing activities	(10,316)	(84,532)
Financing activities	(2,711)	214,528
Effect of exchange rate changes on cash and cash equivalents	81	393
Net increase (decrease) in cash and cash equivalents	$(67,684)	$89,253
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
In addition, our net loss in the six months ended June 30, 2017 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges.

Cash used in operating activities of $54.7 million in the six months ended June 30, 2017 was a result of our continued significant investments in research and development, sales and marketing, and increased expenses incurred as we became a public company, including costs associated with public company reporting and corporate governance requirements. In the six months ended June 30, 2017, $63.3 million, or 57% of our net loss of $111.2 million consisted of non-cash items, including $0.9 million in stock-based compensation, $16.4 million of depreciation and amortization, a $43.4 million net loss on related party equity investment including $36.0 million impairment charge, $0.4 million deferred income taxes, net expense, a $0.2 million provision for accounts receivable bad debts, and $2.1 million amortization of debt discounts and deferred financing offering costs, partially offset by a $0.2 million decrease in fair value of derivatives liability.
Changes in working capital reduced cash $6.8 million in the six months ended June 30, 2017. The decrease in cash was primarily attributable to a $4.0 million reduction in accounts payable, a $6.2 million reduction in accrued and other current liabilities, a reduction of $3.6 million in deferred revenue, an increase of $1.5 million in deferred implementation costs, and an increase in prepaid expenses and other current assets of $0.2 million. This was partially offset by a $2.2 million reduction in accounts receivable, net, attributable to the receipt of payments from our clients and an increase of $6.3 million in related party payables, net.
Cash used in operating activities of $41.4 million in the six months ended June 30, 2016 was a result of our significant investments in research and development, sales and marketing, and increased expenses incurred as we became a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the six months ended June 30, 2016, $46.1 million, or 53%, of our net loss of $87.3 million consisted of non-cash items, including a $43.8 million in stock-based compensation, $15.5 million of depreciation and amortization, a $5.3 million net loss on related party equity investment, and a $0.6 million provision for accounts receivable bad debts, partially offset by $19.0 million deferred income tax benefit.
Changes in working capital increased cash $80 thousand in the six months ended June 30, 2016 primarily due to a $3.8 million decrease in accounts receivable attributable to the receipt of payments from our clients, a $3.4 million increase in deferred revenue due to increased billings during the six months ended June 30, 2016, an increase in $1.9 million in related party payables, a decrease in prepaid expenses and other current assets of $2.0 million, a $0.4 million increase in accrued and other current liabilities and a $0.1 million increase in other liabilities net of increase of other assets. Cash used in operating activities during the six months ended June 30, 2016 included a $6.1 million increase in deferred implementation costs due to an increase in business activity associated with the growth of our business, $4.8 million in payments to vendors, a $0.3 million increase in related party receivables, and a $0.2 million increase in inventory.
Investing Activities
Our primary investing activities have consisted of acquisitions to expand our features and functionality of NantHealth solutions and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure.
We used $10.3 million of cash in investing activities in the six months ended June 30, 2017 to purchase equipment and investment in our capitalized internal use software.
We used $84.5 million of cash in investing activities in the six months ended June 30, 2016, primarily due to our acquisition of NaviNet of $79.4 million and $8.2 million in purchases of additional equipment and investments in our capitalized internal use software, partially offset by net consideration received related to acquisitions of $1.9 million and proceeds from sales of marketable securities of $1.2 million.
Financing Activities
Cash used in financing activities in the six months ended June 30, 2017 of $2.7 million was due to payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan.

Cash provided by financing activities in the six months ended June 30, 2016 of $214.5 million was primarily due to $152.7 million in proceeds from the issuance of related party promissory notes, $83.6 million of proceeds from our initial public offering, net of underwriting discounts and commissions and offering expenses, and $1.6 million in deemed capital contribution from our Chairman and CEO. These proceeds were partially offset by $23.3 million of reductions in notes payable, which were assumed as part of the acquisition of NaviNet.

Contractual Obligations, Commitments and Contingencies
There have been no material changes during the six months ended June 30, 2017 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
The Series C units were considered profits interests of us and did not entitle their holders (the "Series C members") to receive distributions if we were liquidated immediately after the grant. Instead, the Series C members were entitled to receive an allocation of a portion of our profits and losses arising after the date of the grant and, subject to vesting conditions, distributions made of a portion of our profits arising after the grant date of the Series C units. Grants of the Series C units were either fully vested, partially vested, or entirely unvested at the time of the grant as determined by our Board of Directors.
Series C members will not be entitled to receive any distributions until our aggregate distributions exceeded a hurdle amount applicable to those Series C units. The hurdle amount for each grant was determined by the Board of Directors at the date of issuance of such units. After all other members received their applicable hurdle amount, the Series C members were entitled to receive their percentage interest of such excess distributions.
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
Phantom Unit Plan
On March 31, 2015, we approved the Phantom Unit Plan. The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11.6 million minus the number of issued and outstanding Series C units. As of June 30, 2017, we had 2.6 million phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to us for any reason. Our IPO satisfied the liquidity event condition, and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of our common stock, as determined by our board of directors.
We intend to settle all vested phantom unit payments held by United States-based participants in shares of our common stock and classified these awards as equity awards in our Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of vested phantom units, we issue recipients a net lower number of shares of common stock to satisfy tax withholding obligations, and remitted a cash payment for the related withholding taxes. During the six months ended June 30, 2017, we issued 0.7 million shares of common stock, after withholding $0.4 million shares to satisfy tax withholding obligations.  We made a cash payment of $2.7 million to cover employee withholding taxes and employer payroll taxes upon the settlement of these vested phantom units.  We also paid $0.3 million to cash-settle 59 thousand vested phantom units held by participants of the Phantom Unit Plan based outside of the United States.

Change in fair value of derivative liability
We have classified the interest make-whole provision of our convertible notes due 2021 issued in December 2016 as a derivative liability that is recorded at fair value.  This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our Condensed Consolidated Statements of Operations and Comprehensive Loss as a change in fair value of the derivative liability.  The change in the fair value of this derivative liability of $0.2 million for the six months ended June 30, 2017 is due primarily to the change in the value of our common stock from December 31, 2016 to June 30, 2017.
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
Investment in Related Party
Investment in and advances to a related party in which we have a substantial ownership interest of approximately 20% to 50%, or for which we exercise significant influence but not control over policy decisions, are accounted for by the equity method. An investment in a limited liability company that is similar to a partnership is also accounted for under the equity method if more than minor influence over the operation of the investee exists (generally through more than 3-5% ownership). As part of that accounting, we recognize gains and losses that arise from the issuance of stock by a related party that results in changes in the proportionate share of the dollar amount of the related party’s equity.
The investment in related party is assessed for possible impairment when events indicate that the fair value of the investment may be below the carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in net loss. In making the determination as to whether a decline is other than temporary, we consider such factors as the duration and extent of the decline, the investee’s financial performance, and our ability and intention to retain the investment for a period that will be sufficient to allow for any anticipated recovery in the investment’s market value. The new cost basis of the investment is not changed for subsequent recoveries in fair value.

In the case of our related party investee, NantOmics, a privately held limited liability company, the fair value of our equity method investment is estimated using the income approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations of the investee’s future revenue, operating expenses, and earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate (“EBITDA”). The related cash flow forecasts are discounted using an estimated weighted average cost of capital (“WACC”) at the date of valuation.
We base our assumptions on projected financial information that we believe is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The most impactful assumptions would include estimated revenues, estimated EBIDTA margins and the WACC. For example, if NantOmics’ revenues were subsequently materially lower than expected, if significant adverse changes were to occur in its operating environment, if a significant increase in the discount rate were to be needed, and/or if changes in other assumptions were to happen, our estimate of the fair value of our equity investment in NantOmics could change materially.
Qualitative matters that may impact our estimates of the fair value of our equity investment in NantOmics include assumptions regarding the timing and ramp of provider, payer and pharma adoption of genomic and proteomic tests, accompanying market pricing pressures on our GPS Test and resultant impact on amounts owed by us under a reseller arrangement to NantOmics, potential success of alternate diagnostic testing solutions from competitors, regulatory impacts, technological shifts and advances in diagnostic testing for cancer, and laboratory operational matters that may impact NantOmics’ ability to deliver its services in sufficient scale.

At June 30, 2017 and at December 31, 2016, as a result of our analysis of the estimated fair value of our investment, we recorded an other than temporary impairment on our equity method investment in NantOmics of $36.0 million and $29.8 million, respectively. We based our assumptions on projected financial information that we believe is reasonable; however, actual results may differ materially from those projections. It is reasonably possible that the estimate of the impairment will change in the near term if future NantOmics revenues are materially lower than expected; if future EBITDA margins are materially lower than expected; and/or, if we were to determine that the WACC used in a future discounted cash flow model would need to be significantly increased. These three estimates represent the most significant drivers of the estimated fair value of the discounted cash flow model. To demonstrate, as of June 30, 2017, while holding all other estimates in our estimated discounted cash flow model constant, a 100 basis point decline in our discrete and terminal period revenue growth rate and EBITDA margins, and a 100 basis point increase in the WACC used in the model would have resulted in respective increases in the other than temporary impairment of $18.0 million, $7.0 million, and $20.0 million, respectively, on our equity method investment in NantOmics.
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
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2017, we had $92.7 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. We do not enter into investments for trading or speculative purposes. We believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio.
As of June 30, 2017, our issued Convertible Notes had an aggregate principal amount of $107.0 million and our NantCapital Note had an aggregate principal amount of $112.7 million. Since the notes bear interest at fixed rates, we believe we have no financial statement risk or interest rate risk associated with changes in interest rates with respect to such notes.
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
Foreign Currency Risk
We maintain offices in the United Kingdom and India, and have selected clients in Canada, the United Kingdom, Western Europe, the Middle East and Southeast Asia. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of June 30, 2017 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825.  In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s initial public offering registration statement and in subsequent public statements.  In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with our founder Dr. Soon-Shiong, and orders for GPS Cancer.  The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. Defendants have filed a motion to dismiss.  We believe that the claims lack merit and intend to vigorously defend the litigation.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case was removed to the U.S. District Court for the Central District of California and is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., 2:17-cv-03964.  Plaintiffs have filed a motion to remand the action to state court. We believe that the claims lack merit and intend to vigorously defend the litigation.

  In August 2017, a putative shareholder derivative action was filed in California Superior Court, Los Angeles County, captioned Engleman v. Soon-Shiong, et al., BC 671261. The complaint contains allegations similar to those in Deora, but asserts causes of action on behalf of NantHealth against various of our current or former directors and officers for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment.  We are named solely as a nominal defendant.  We believe that the claims lack merit and intend to vigorously defend the litigation.

The monetary and other impact of these actions may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant and divert management's attention. We cannot assure you that we will prevail in these lawsuits. If we are ultimately unsuccessful in these matters, we could be required to pay substantial amounts which might materially adversely affect our business, operating results and financial condition.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” any of which may be relevant to decisions regarding investment in or ownership of our common stock. Our future operating results may vary substantially from anticipated results due to a number of risks and uncertainties, many of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. The following discussion highlights some of these risks and uncertainties and the possible impact of these risks on future results of operations. If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

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
We have made multiple acquisitions of businesses, technologies and service offerings including Net.Orange, Inc., or NDO, certain assets of Harris Corporation, through its HCS business unit, and NaviNet, in an effort to expand the breadth of our offerings. We have not yet completed the integration of NaviNet business, technologies and service offering into our operations. We may not be able to integrate this new business, technologies and services offerings into our operations effectively or at all. Additionally, we may be unable to extract the synergies or benefits that we currently expect from these business, technologies and service offerings.
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
NantHealth solutions become more valuable as more accurate and clinically relevant information is integrated into them, and our ultimate outputs and recommendations to a patient, provider or payor are therefore highly dependent on the information that is input into our system. As a result, we will need to consistently and continuously have access to and integrate the most medically relevant and cutting edge clinical data and research studies with patient-specific real-time genomic and proteomic sequences and biometric data. To have access to biometric data in particular, we rely on patients, provider and payors to adopt devices that are compatible with our systems and they may not adopt such devices on a scale or at a rate sufficient to support our offerings or at all. Further, to have access to certain other data points, we rely in part on third parties to develop applications to run on our NantOS operating system and to generate more data to be integrated into NantHealth solutions. These third parties may never develop applications compatible with NantOS or may develop them at a slower rate than our ability to address shifts in healthcare. To the extent we are unable to amass enough data, keep an inflow of current and continuous data or integrate and access the data we currently have to continue to populate NantHealth solutions, the network effects we expect will not be fully realized and our business may be adversely affected.
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

We were organized as a limited liability company in Delaware and began operations in 2010. In June 2016, we converted to a Delaware corporation. Additionally, our business has operated as part of the larger NantWorks LLC, or NantWorks group of affiliated companies. Our limited independent operating history, particularly in light of the increasingly complex and rapidly evolving healthcare and technology markets in which we operate, may make it difficult to evaluate our current business and predict our future performance. In addition, we have acquired numerous companies or businesses over the past three years, including certain assets of Harris Corporation and NaviNet. We have had limited experience operating these businesses as a whole and as such, it may be difficult to evaluate our current business and predict our future operating performance. In light of the foregoing, any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these challenges successfully, our business results will suffer.
We have a history of significant losses, which we expect to continue, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $184.1 million, $72.0 million during the years ended December 31, 2016 and 2015, respectively, and $70.1 million and $111.2 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2017, we had an accumulated deficit of $586.5 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.
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
Based on our current business plan, we believe the net proceeds from our Convertible Notes offering, together with our current cash, cash equivalents, marketable securities, and our ability to borrow from affiliated entities, will be sufficient to meet our anticipated cash requirements over at least the next 12 months. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing.
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
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions, including GPS Cancer, to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payors and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 2.0%, 0.6% and 0.1% of our total net revenue for the six months ended June 30, 2017, and the years ended December 31, 2016 and 2015, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer into GPS Cancer. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.
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
During the year ended December 31, 2016, we derived 10.6% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 10.2% of our revenue through a customer relationship with a major health plan from our acquisition of NaviNet. During the three months ended June 30, 2017, we derived 11.9% of our revenue through this reseller and another 16.1% of our revenue through another major customer. During the six months ended June 30, 2017, we derived 12.1% of our revenue through this reseller and another 9.6% of our revenue through NaviNet's major customer. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause upon 12 months’ written notice, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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
We are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including but not limited to communications with patients and providers such as providing interpretations of the GPS Cancer reports and resolving any disputes, ensuring customer satisfaction, billing and collections and patient and physician engagement. During the three and six months ended June 30, 2017 and the year ended December 31, 2016 we recorded $36.0 million and $29.8 million, respectively non-cash impairment charge related to our investment in NantOmics. The estimated decline in the fair value of NantOmics was primarily caused by a change in the risk profile of our financial projections for NantOmics resulting from the delay in our GPS revenue growth. If NantOmics is unable to successfully handle its aspects of our sequencing and molecular analysis solutions or we are unable to successfully handle our aspects of delivering our sequencing and molecular analysis solutions, our business will be adversely affected.
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of June 30, 2017, the total value of our goodwill and intangible assets, net of accumulated amortization was $240.4 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

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
We are planning to transition most of our data hosting to NantCloud Services, LLC, or NantCloud Services, our recently acquired cloud business and NaviNet, our acquired payor-provider collaboration platform. In connection with these transitions, we will be moving, transferring or installing some of our equipment, data and software to and in other facilities. Despite precautions taken during this process, any unsuccessful transfers may impair the delivery of our one or more of our offerings. Further, any damage to, or failure of, our systems generally could result in interruptions in one or more of our offerings. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, may cause clients to terminate one or more of our offerings and may adversely affect our renewal rates and our ability to attract new clients. Our business may also be harmed if our clients and potential clients believe one or more of our offerings are unreliable.
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
We have developed and acquired numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payor-provider collaboration platform. As part of this and other acquisitions, we acquired patents and other intellectual property. As of August 10, 2017, our patent portfolio consists of the following matters relating to our proprietary technology and inventions: (i) six issued U.S. patents, of which five are U.S. utility patents and one is a U.S. design patent; (ii) 23 pending U.S. patent applications, one of which is allowed; (iii) one issued patent outside the United States; and (iv) two patent application pending in jurisdictions outside the United States.

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
If we fail to comply with federal and state healthcare laws and regulations, including those governing submissions of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.

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
As a result, our efforts to receive reimbursement on behalf of patients will take a substantial amount of time and may require the development of clinical data to demonstrate the clinical utility of our products and improve patient outcomes, or commercial third-party payors and government payors may never cover or provide adequate payment for our sequencing and molecular analysis solutions, including GPS Cancer, or future molecular profiling tools we license or develop. Our strategy to achieve broad reimbursement coverage is focused on demonstrating the clinical utility and economic benefits of our sequencing and molecular analysis solutions, engaging with thought leaders, oncologists and other caregivers, patient advocacy groups and other key oncology stakeholders and thereby increasing demand. For example, in January 2016, a large health plan announced that it would provide insurance coverage for GPS Cancer, representing the nation’s first such insurance coverage for a whole genome and proteome molecular diagnostic platform. Since that time, additional contracts with other large commercial payers have been signed, and efforts are now underway to pursue single case agreements which yield reimbursements from other non-contracted payers. Even in light of these developments. Even in light of this announcement, however, there is no assurance that we will continue to succeed in any of these areas or that, even if we do succeed, we will receive favorable reimbursement decisions. If adequate third-party reimbursement is unavailable we may not be able to maintain price levels sufficient to realize an appropriate return on investment in product development. Furthermore, if a commercial third-party payor or government payor denies coverage, it may be difficult for us to collect from the patient, and we may not be successful.

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
As of June 30, 2017, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 57.8% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 84% of the outstanding equity and approximately 99% of the outstanding voting equity as of June 30, 2017. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 57.8% of the voting power of our common stock as of June 30, 2017. Additionally, one of our other directors, Mark Burnett, is an affiliate of NantWorks by virtue of his appointment as a board member to NantBioScience, Inc., an entity controlled by NantWorks, in May 2016.
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
In December 2016, we identified a second control deficiency that did not rise to the level of a material weakness, but did represent a significant deficiency in our internal control over financial reporting. This deficiency resulted in a downward revenue adjustment of $1.3 million to our previously reported revenue for the nine months ended September 30, 2016, and reflected in our financial results for the fourth quarter and year ended December 31, 2016. This significant deficiency related to the need to timely engage sufficient and qualified accounting resources at our home healthcare services subsidiary, Assisteo. We believe the cumulative effect of the adjustment on revenue is immaterial. We have taken preliminary steps to address the significant deficiencies, including seeking to hire additional finance staff solely dedicated to us to help oversee the accounting relating to our home healthcare services business and complex transactions, and the actions we plan to take are subject to ongoing senior management review and audit committee oversight.
We cannot assure you that the measures we have taken, or will take, to remediate the significant deficiencies will be effective or that we will be successful in implementing them. Moreover, we cannot assure you that we have identified all significant deficiencies or material weaknesses or that we will not in the future have additional significant deficiencies or material weaknesses, in particular as we seek to transition to a more developed internal control environment and continue to grow as a company in terms of size, complexity of business and potentially in connection with future strategic transactions. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address these significant deficiencies or the material weakness discussed above.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 57.8% of the voting power of our common stock, as of June 30, 2017), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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

 These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
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
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
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

NantHealth, Inc.

(Registrant)

Date:	August 11, 2017

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Paul Holt
		By:	Paul Holt
		Name:	Chief Financial Officer
		Its:	(Principal Financial and Accounting Officer)