Form 10-Q
period 2017-09-30
NantHealth, Inc.
filed 2017-11-14
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2017, the registrant had 108,329,668 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended September 30, 2017

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as DeviceConX, GPS Cancer, HBox, Vitality, VitalsConX, NaviNet, eviti, eviti | Connect, and other marks relating to our eviti product line are used in this Quarterly Report on Form 10-Q. Solely for convenience, the trademarks and service marks referred to in this Quarterly Report on Form 10-Q are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

•	our ability to effectively manage our growth, including the rate and degree of market acceptance of our solutions;

•	our ability to offer new and innovative products and services;

•	our ability to attract new partners and clients;

•	our ability to estimate the size of our target market;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the healthcare industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	restrictions and penalties as a result of privacy and data protection laws;

•	our use of “open source” software;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	breaches or failures of our security measures;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	risks related to future acquisition opportunities;

•	the requirements of being a public company;

•	our ability to attract and retain key personnel;

•	our ability to obtain and maintain intellectual property protection for our solutions and not infringe upon the intellectual property of others;

•	our ability to implement our comprehensive restructuring plan that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities; and

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc. Condensed Consolidated Balance Sheets (Dollars in thousands, except per share amounts)
	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$73,493	$157,573
Accounts receivable, net	12,037	11,673
Inventories	974	1,685
Deferred implementation costs	1,121	606
Related party receivables, net	500	693
Prepaid expenses and other current assets	4,224	3,356
Current assets of discontinued operations	—	9,992
Total current assets	92,349	185,578
Property, plant, and equipment, net	19,984	20,129
Deferred implementation costs, net of current	4,374	3,201
Deferred income tax assets, net	—	84
Goodwill	114,625	114,625
Intangible assets, net	71,621	78,812
Investment in related party	160,542	207,197
Related party receivable, net of current	1,798	1,971
Other assets	1,834	2,111
Noncurrent assets of discontinued operations	—	70,683
Total assets	$467,127	$684,391

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,099	$6,039
Accrued and other current liabilities	19,968	20,032
Deferred revenue	9,200	9,600
Related party payables, net	5,502	8,082
Current liabilities of discontinued operations	—	13,496
Total current liabilities	38,769	57,249
Deferred revenue, net of current	6,807	11,127
Related party liabilities	10,011	5,612
Related party promissory note	112,666	112,666
Related party convertible note, net	7,847	7,564
Convertible notes, net	73,787	70,810
Deferred income taxes, net	7,776	—
Other liabilities	719	820
Noncurrent liabilities of discontinued operations	—	6,949
Total liabilities	258,382	272,797

Stockholders' equity
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 106,963,706 and 121,250,437 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (Including 6,976 shares of restricted stock)	11	12
Additional paid-in capital	880,801	886,334
Accumulated deficit	(671,599)	(475,273)
Accumulated other comprehensive (loss) income	(468)	521
Total stockholders' equity	208,745	411,594
Total liabilities and stockholders' equity	$467,127	$684,391
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue:
Software and hardware	$1,162	$2,065	$4,408	$6,077
Software–as-a-service	15,200	14,000	44,863	41,809
Total software-related revenue	16,362	16,065	49,271	47,886
Maintenance	2,696	1,979	8,182	6,979
Sequencing and molecular analysis	1,025	77	1,985	122
Other services	1,677	2,541	4,940	7,571
Total net revenue	21,760	20,662	64,378	62,558

Cost of Revenue:
Software and hardware	443	528	596	668
Software-as-a-service	5,859	4,159	17,143	14,791
Total software-related cost of revenue	6,302	4,687	17,739	15,459
Maintenance	274	112	564	621
Sequencing and molecular analysis	1,757	570	4,807	929
Other services	1,996	2,623	5,504	9,309
Amortization of developed technologies	1,143	2,044	4,029	6,896
Total cost of revenue	11,472	10,036	32,643	33,214

Gross profit	10,288	10,626	31,735	29,344

Operating Expenses:
Selling, general and administrative	17,521	22,034	54,181	88,860
Research and development	7,749	9,960	25,051	36,519
Amortization of acquisition-related assets	1,054	1,054	3,163	3,162
Total operating expenses	26,324	33,048	82,395	128,541

Loss from operations	(16,036)	(22,422)	(50,660)	(99,197)
Interest expense, net	(4,067)	(1,415)	(12,049)	(4,760)
Other income, net	60	104	308	541
Loss from related party equity method investment including impairment loss	(2,942)	(2,604)	(46,353)	(7,893)
Loss from continuing operations before income taxes	(22,985)	(26,337)	(108,754)	(111,309)
Provision for (benefit from) income taxes	30	55	85	(19,203)
Net loss from continuing operations	(23,015)	(26,392)	(108,839)	(92,106)
Loss from discontinued operations, net of tax	(19,383)	(10,482)	(44,738)	(32,045)
Net loss	$(42,398)	$(36,874)	$(153,577)	$(124,151)

Net income (loss) per share (1):
Continuing operations
Basic and diluted - common stock	$(0.20)	$(0.22)	$(0.91)	$(0.90)

Discontinued operations
Basic and diluted - common stock	$(0.17)	$(0.08)	$(0.37)	$(0.29)

Total net income (loss) per share

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

Basic and diluted - common stock	$(0.37)	$(0.30)	$(1.28)	$(1.19)
Basic and diluted - redeemable common stock	N/A	N/A	N/A	$0.74

Weighted average shares outstanding (1):
Basic and diluted - common stock	115,924,122	121,245,440	119,745,231	108,359,973
Basic and diluted - redeemable common stock	N/A	N/A	N/A	6,686,653

(1)
The net income (loss) per share and weighted average shares outstanding for the nine months ended September 30, 2016, have been computed to give effect to the LLC Conversion (See Note 16) that occurred on June 1, 2016, prior to the Company’s initial public offering ("IPO").  In conjunction with the LLC Conversion, (a) all of the Company’s outstanding units automatically converted into shares of common stock, based on the relative rights of the Company's pre-IPO equityholders as set forth in the Company's limited liability company agreement and (b) the Company adopted and filed a certificate of incorporation with the Secretary of State of the state of Delaware and adopted bylaws. The Company adopted and filed an amendment to its certificate of incorporation with the Secretary of State of the state of Delaware to effect a 1-for-5.5 reverse stock split of its common stock on June 1, 2016.

The net loss per share for the common stock for the nine months ended September 30, 2016 reflects $4,958 in accretion value allocated to the redeemable common stock. The redeemable common stock contained a put right, which expired unexercised on June 20, 2016. As a result of and as of that date, the shares were no longer redeemable and were included in common stock. See Note 19 for the calculation of net loss per share for common stock and redeemable common stock for the nine months ended September 30, 2016.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(42,398)	$(36,874)	$(153,577)	$(124,151)
Other comprehensive loss, net of reclassification adjustments and taxes
Share in related party equity investment - other comprehensive loss	(302)	—	(302)	—
Amounts reclassified from accumulated other comprehensive income (1)	(977)	—	(977)	—
Other comprehensive income from foreign currency translation gain	210	254	290	647
Comprehensive loss	$(43,467)	$(36,620)	$(154,566)	$(123,504)

(1) See Note 3, "Discontinued Operations," for a discussion of this reclass of foreign currency translation adjustment.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(153,577)	$(124,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,288	22,990
Amortization of debt discounts and deferred financing offering cost	3,260	—
Change in fair value of derivatives liability	(245)	—
Unrealized changes in fair value of marketable securities	—	(49)
Realized changes in fair value of marketable securities	—	49
Stock-based compensation	(4,076)	48,982
Deferred income taxes, net	6,988	(18,752)
Provision for bad debt expense	155	522
Inventory provision	692	479
Loss from related party equity method investment including impairment loss	46,353	7,893
Loss on sale of business and dissolution of a business component	10,673	—
Other non-cash expense	—	144
Changes in operating assets and liabilities, net of business combinations and divestitures:
Accounts receivable, net	(500)	8,950
Inventories	61	(135)
Related party receivables, net	637	(324)
Prepaid expenses and other current assets	(494)	4,883
Deferred implementation costs	(1,951)	(6,695)
Accounts payable	(966)	(4,315)
Accrued and other current liabilities	(4,127)	1,729
Deferred revenue	(2,053)	3,304
Related party payables, net	2,108	2,278
Other assets and liabilities	305	71
Net cash used in operating activities	(73,469)	(52,147)
Cash flows from investing activities:
Purchase of property and equipment including internal use software	(12,556)	(12,701)
Proceeds from sale of business, net of cash disposed	1,721	—
Purchases of marketable securities	—	(31)
Proceeds from sales of marketable securities	—	1,275
Proceeds from sales of property and equipment	—	138
Acquisitions of businesses, net of cash acquired	—	(79,423)
Deferred consideration for acquisition	—	1,949
Net cash used in investing activities	(10,835)	(88,793)
Cash flows from financing activities:
Deemed capital contribution from Chairman and CEO	—	3,420
Payment of short-term notes payable	—	(23,324)
Proceeds from related party promissory note	—	152,666
Proceeds from initial public offering, net of offering costs	—	83,566
Tax payments related to stock issued, net of stock withheld, for vested phantom units	(2,740)	(5,822)
Net cash provided by (used in) financing activities	(2,740)	210,506
Effect of exchange rate changes on cash and cash equivalents	184	246
Net increase (decrease) in cash and cash equivalents	(86,860)	69,812
Cash and cash equivalents, beginning of period (including cash of discontinued operations)	160,353	5,989
Cash and cash equivalents, end of period	$73,493	$75,801

NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$(2,836)	$(9)
Interest received	62	108
Non-cash transactions:
Purchase of property and equipment (including internal use software)	811	967
Non cash consideration (common stock) from sale of Business (see Note 3) and subsequent retirement of stock	42,750	—
NaviNet escrow receivable	—	1,678
Accretion to redemption value of Series F units / redeemable common stock	—	4,958
Conversion of related party promissory note and interest payable to common stock	—	40,590
Reclassification of redeemable common stock to common stock (former Series F units)	—	171,000
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1. Description of Business and Basis of Presentation
Nature of Business
Nant Health, LLC was formed on July 7, 2010, as a Delaware limited liability company. On June 1, 2016, Nant Health, LLC converted into a Delaware corporation (the “LLC Conversion”) and changed its name to NantHealth, Inc. (“NantHealth”). NantHealth, together with its subsidiaries (the “Company”), is a healthcare IT company converging science and technology. The Company works to transform clinical delivery with actionable clinical intelligence at the moment of decision, enabling clinical discovery through real-time machine learning systems. The Company’s technology empowers physicians, patients, payers and researchers to transcend genomics into the world of proteomics. NantHealth is a majority-owned subsidiary of NantWorks, LLC (“NantWorks”), which is a subsidiary of California Capital Equity, LLC (“Cal Cap”). The three companies were founded by and are led by Dr. Patrick Soon-Shiong.

On August 25, 2017, the Company sold substantially all of the assets of the Company’s provider/patient engagement solutions business. The sale will enable the Company to focus on its core competencies of genomic sequencing, clinical decision support, connected care and payer engagement.
As of September 30, 2017, the Company conducted the majority of its operations in the United States, Canada, the United Kingdom, and Singapore.
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of NantHealth and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements for the fiscal year ended December 31, 2016 and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operation. The results of operations of the entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the disclosures required by GAAP. Assets and liabilities of the discontinued operations are presented separately in the asset and liability sections of the prior period balance sheet. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company believes its existing cash, cash equivalents and ability to borrow from affiliated entities under existing facilities will be sufficient to fund operations through at least the next 12 months. If these sources are insufficient to satisfy the Company's liquidity requirements, it may seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital were private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with NantCapital, LLC (“NantCapital”), convertible notes, and its IPO.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated.
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
Recent Accounting Pronouncements
Revenue from Contracts with Customers

The new FASB Topic 606 standards commencing with Accounting Standard Update ("ASU") No. 2014-09 ("Topic 606"), Revenue from Contracts with Customers replace existing revenue recognition rules including industry-specific guidance. Topic 606 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting (performance obligations), how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price. Revenue is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for goods or services. The provisions of Topic 606 will become effective for annual reporting periods beginning after December 15, 2017. The FASB allows two adoption methods under Topic 606 standards. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company would apply the rules to all contracts existing as of January 1, 2018, recognizing in the opening balance of retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules.

As permitted under the standard, the Company plans to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach and to recognize the cumulative effect of existing contracts in the opening balance of retained earnings on the effective date of January 1, 2018. The Company continues to assess the impact of the new revenue standard on the current business processes, systems and controls.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Upon initial evaluation, the Company expects that one significant impact will likely be to its software arrangements due to the requirement to estimate the selling price for deliverables. Under current revenue accounting guidance, if VSOE does not exist for license and implementation fees, the Company recognizes those revenues over the post contract support period. Also, the principal versus agent analysis under Topic 606 focuses on whether the entity controls each specified good or service in an arrangement and the company is currently evaluating whether the guidance will have an impact on how the Company reports its sequencing and molecular analysis revenue. The Company is also assessing the impact of capitalizing costs associated with obtaining customer contracts, specifically commission and incentive payments. Currently, these payments are expensed in the period they are incurred. Under the updated guidance, certain of these payments may be deferred on the Company's Condensed Consolidated Balance Sheets and amortized over the expected life of the customer contract.
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
Note 3. Discontinued Operations
Sale to Allscripts
On August 3, 2017, the Company entered into an asset purchase agreement (the “APA”) with Allscripts Healthcare Solutions, Inc. (“Allscripts”), pursuant to which the Company agreed to sell to Allscripts substantially all of the assets of the Company’s provider/patient engagement solutions business, including the Company’s FusionFX solution and components of its NantOS software connectivity solutions (the “Business”). On August 25, 2017, the Company and Allscripts completed the sale of the Business (the "Disposition") pursuant to the APA.

Allscripts conveyed to the Company 15,000,000 shares of Company's common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the acquired Business upon Disposition. Allscripts paid the Company $1,742 of cash consideration as an estimated working capital payment, and such amount was subject to adjustment based upon the final amount of working capital as of the closing date. The Company is also responsible for paying Allscripts for fulfilling certain customer service obligations of the Business post-closing, and the Company may be entitled to receive from Allscripts up to an additional $1,110 cash consideration for the Business if Allscripts receives such amounts from certain customers after the Disposition.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, as amended, such that, among other things, the Company committed to deliver a minimum dollar amount of total bookings over a ten year period; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement.

The total loss on sale to Allscripts consisted of the following:

Cash received as consideration	$1,742
Estimated costs to be incurred by the Company to fulfill certain customer service obligations of the Business post-closing	(887)
Fair value of common stock	42,750
Net consideration received	43,605
Less: Carrying value of net assets sold	(55,255)
Plus: Reclassification of cumulative translation adjustments of foreign subsidiaries	117
Loss from sale of Business	$(11,533)

The sale of the Business qualified as a discontinued operations because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the Business represented a strategic shift in the Company’s operations as the sale enables the Company to focus on genomic sequencing, clinical decision support, connected care and payer engagement.

The carrying amounts of the major classes of assets and liabilities of the Company's discontinued operations as of December 31, 2016 are as follows:

December 31, 2016

Cash and cash equivalents	$2,780
Accounts receivable, net	2,055
Inventories	532
Deferred implementation costs	2,730
Related party receivables, net	206
Prepaid expenses and other current assets	1,689
Current assets of discontinued operations	9,992
Property, plant, and equipment, net	9,010
Deferred implementation costs, net of current	4,709
Goodwill	16,444
Intangible assets, net	40,314
Other assets	206
Total assets of discontinued operations	$80,675

Accounts payable	$681
Accrued and other current liabilities	5,199
Deferred revenue	7,616
Current liabilities of discontinued operations	13,496
Deferred revenue, net of current	6,111
Deferred income tax liabilities, net of current	838
Total liabilities of discontinued operations	$20,445

The operating results of the Company's discontinued operations are as follows:

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Major line items constituting income from discontinued operations
Net revenue	$1,498	$4,695	$7,619	$13,740
Cost of revenue	1,787	7,200	16,318	19,300
Selling, general and administrative	1,515	2,681	8,675	10,476
Research and development	(372)	3,895	7,571	12,352
Amortization of software license and acquisition-related assets	458	760	1,978	2,280
Other (income) expense	216	440	134	527
Loss from sale of Business	11,533	—	11,533	—
Gain from dissolution of a business component	(860)	—	(860)	—
Loss from discontinued operations, before income taxes	(12,779)	(10,281)	(37,730)	(31,195)
Provision for income taxes	6,604	201	7,008	850
Loss from discontinued operations, net of income taxes	$(19,383)	$(10,482)	$(44,738)	$(32,045)

Cumulative translation adjustment gains or losses of foreign subsidiaries related to divested Business are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the Business, the Company reclassified $117 of cumulative translation adjustment gains from accumulated comprehensive loss to the Company's loss from sale of Business.

The significant operating and investing cash and non-cash items of the discontinued operations included in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016

Depreciation and amortization from discontinued operations	$8,829	$8,645
Loss from sale of Business	11,533	—
Proceeds from sale of Business	1,721	—
Capital expenditures	4,668	144
Dissolution of Net.Orange Ltd
On August 29, 2017, the Company dissolved its wholly-owned U.K. subsidiary, Net.Orange Ltd. The Company reclassified $860 of cumulative translation adjustment gains from accumulated comprehensive loss to the Company's results of discontinued operations.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 4. Business Combinations
NaviNet, Inc. Acquisition in 2016
On November 30, 2015, NantHealth entered into a definitive agreement with 3BE Holdings, LLC (“3BE”) to acquire 100% of the outstanding equity interest of NaviNet, Inc. (“NaviNet”) in exchange for $83,529 in cash, subject to working capital adjustments, 15,513,726 newly issued Series H units with a fair value of $52,500 and contingent arrangements or earnouts of up to $12,250, which was effective on January 1, 2016 (See Note 7). The contingent arrangements or earnouts require the Company to pay up to a total of $12,250 to certain of NaviNet’s former shareholders if NaviNet’s revenues to those former shareholders exceed certain thresholds during the years ended December 31, 2016 and 2017. These contingent amounts or earnouts have been excluded from the purchase price consideration and are accounted for as sales incentives as certain predefined targets are met and are reflected as contra revenue. The cash portion of the acquisition was financed through a promissory note with NantCapital, an affiliate of the Company (See Note 20). In June 2016, the Company paid an additional $455 to 3BE as a working capital adjustment and accounted for the payment as an increase to the purchase price of NaviNet. In December 2016, and in accordance with the definitive agreements, the Company received $2,409 out of the escrow account for the settlement of the final net working capital adjustment.

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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

During the year ended December 31, 2016, the Company recognized $300 in measurement period adjustments, which reduced goodwill. The measurement period adjustments included a $2,909 increase to goodwill related to a decrease in property and equipment; a $697 decrease to goodwill related to an increase in research and development grant receivable; a $955 decrease to goodwill related to a decrease in deferred revenue; a $209 increase to goodwill related to a deferred tax liability increase due to various allocation adjustments; a $455 increase to goodwill for working capital adjustments; a $188 increase to goodwill related to an accrued sales tax liability increase; and, a $2,409 decrease to goodwill, representing the Company’s right to be reimbursed from 3BE for severance benefits if their employment is terminated by the Company without cause or by the employee for good reason within 12 months after the closing date, which was settled through the escrow account in December 2016.
Note 5. Accounts Receivable, net
Accounts receivable, net excludes amounts related to post contract client support (“PCS”) and other services that were billed but not yet delivered at each period end. These undelivered services are also excluded from the deferred revenue balances on the accompanying Condensed Consolidated Balance Sheets. The amount of outstanding and unpaid invoices excluded from both the accounts receivable and deferred revenue balances as of September 30, 2017 and December 31, 2016 was $5,676 and $1,900, respectively.

Accounts receivable are included on the Condensed Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2017 and December 31, 2016 was $148 and $70, respectively.
Note 6. Inventories
Inventories as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016

Finished goods	$974	$1,308
Raw materials	—	377
Inventories	$974	$1,685

Note 7. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016

Prepaid expenses	$3,734	$3,083
Restricted cash	350	100
Other current assets	140	173
Prepaid expenses and other current assets	$4,224	$3,356

Accrued and other current liabilities of September 30, 2017 and December 31, 2016 consisted of the following:

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016

Payroll and related costs	$8,109	$9,821
NaviNet acquisition accrued earnout (See Note 4)	4,736	2,675
Other accrued and other current liabilities	7,123	7,536
Accrued and other current liabilities	$19,968	$20,032

Note 8. Property, Plant and Equipment, net
Property, plant and equipment, net as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016

Computer equipment and software	$13,956	$13,391
Furniture and equipment	3,198	3,169
Leasehold and building improvements	4,230	3,921
Internal use software	15,853	10,371
Construction in progress	1,444	1,090
	38,681	31,942
Less: accumulated depreciation and amortization	(18,697)	(11,813)
Property, plant and equipment, net	$19,984	$20,129

Depreciation and amortization expense from continuing and discontinued operations was $3,197 for the three months ended September 30, 2017, of which $1,546 related to internal use software costs. Depreciation and amortization expense from continuing and discontinued operations was $1,995 for the three months ended September 30, 2016, of which $410 related to internal use software costs.

Depreciation and amortization expense from continuing and discontinued operations was $9,793 for the nine months ended September 30, 2017, of which $4,402 related to internal use software costs. Depreciation and amortization expense from continuing and discontinued operations was $5,664 for the nine months ended September 30, 2016, of which $686 related to internal use software costs.

Amounts capitalized to internal use software for the three months ended September 30, 2017 and 2016 were $976 and $4,018, respectively. Amounts capitalized to internal use software for the nine months ended September 30, 2017 and 2016 were $5,482 and $6,271, respectively.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 9. Intangible Assets, net
The Company’s definite-lived intangible assets as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016

Customer relationships	$52,400	$52,400
Developed technologies	61,130	61,130
Trade name	3,000	3,000
	116,530	116,530
Less: accumulated amortization	(44,909)	(37,718)
Intangible assets, net	$71,621	$78,812

Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations and discontinued operations was $3,656 and $5,520 for the three months ended September 30, 2017 and 2016, respectively. Amortization expense from continuing and discontinued operations was $13,495 and $17,326 for the nine months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2016, the Company recorded $87,000 of definite-lived intangible assets related to the acquisition of NaviNet (See Note 4). These intangibles are amortized over a period of four to fifteen years.
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of September 30, 2017 is as follows:

Amounts
Remainder of 2017	$2,197
2018	8,788
2019	8,788
2020	8,038
2021	8,038
Thereafter	35,772
Total future intangible amortization expense	$71,621
Note 10. Goodwill
Goodwill as of September 30, 2017 and December 31, 2016 was $114,625, net of goodwill allocated to discontinued operations of $16,444. The value of goodwill associated with the discontinued operations was based on the relative fair value of the Business disposed to the total reporting unit as of August 25, 2017 (See Note 3).
On January 1, 2016 the Company added $74,076 of goodwill related to the acquisition of NaviNet (See Note 4).
Measurement period adjustments during the three months ended September 30, 2016 resulted in a reduction of $697 to goodwill, including $697 reduction of goodwill related to the NaviNet acquisition (See Note 4). Measurement period adjustments during the nine months ended September 30, 2016 resulted in an increase of $1,635 to goodwill, including an increase of $1,361 related to the NaviNet acquisition, and an increase of $274 related to the asset acquisition of Healthcare Solutions from Harris Corporation from 2015.
Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized but is tested for impairment annually as of October 1 or between annual tests when an impairment indicator exists.
Note 11. Investments

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

At June 30, 2017 and at December 31, 2016, the Company determined that other than temporary impairments of $35,991 and $29,816, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill. The declines in the fair value were primarily caused by delays in the Company’s GPS revenue growth and changes in the risk profile of the financial projections for NantOmics. The Company based its financial projections on information that the Company believed were reasonable; however, actual results may differ materially from those projections. The other than temporary impairments were based on judgments and estimates that were forward looking in nature and it is reasonably possible that the estimate of the impairments of the equity method investment in NantOmics will change in the near term due to the following: actual NantOmics cash distribution is materially lower than expected, significant adverse changes in NantOmics's operating environment, increase in the discount rate, and changes in other key assumptions. Risks and uncertainties are related to assumptions regarding future financial performance, commercial acceptance of product and service offerings, risk of reimbursement for the Company’s sequencing and molecular analysis solution, developments in the healthcare and molecular diagnostics industry, NantOmics' ability to integrate its business acquisitions, regulatory risks, and other general business risks including unanticipated adverse changes in NantOmics' operating environment.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. For the three months ended September 30, 2017 and 2016, the Company recognized equity losses of $2,942 and $2,604, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized equity losses of $46,353 and $7,893, respectively.

The Company used the following summarized financial information for NantOmics for the nine months ended June 30, 2017 and 2016, respectively, to record its equity method losses for the nine months ended September 30, 2017 and 2016:

	Trailing Nine Months Ended June 30,
	2017	2016
Sales	$5,294	$2,936
Gross loss	(4,330)	(3,113)
Loss from operations	(33,262)	(25,693)
Net loss	(41,420)	(21,841)
Net loss attributable to NantOmics	(39,088)	(20,273)
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

As of September 30, 2017 and December 31, 2016, IOBS was considered a variable interest entity. The Company is not the primary beneficiary of IOBS because it only has the right to elect two of five directors. All major decisions of IOBS require the majority vote by the members of the board of directors, including decisions made to manage the business including hiring and firing of officers and other critical management functions. Therefore, the Company does not consolidate IOBS.

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
In connection with the offering of the Convertible Notes, on December 15, 2016, the Company entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the promissory note to June 30, 2022 and to subordinate such promissory note in right of payment to the Convertible Notes (See Note 20).
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
As of September 30, 2017, the remaining life of the Convertible Notes is approximately 51 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016.

	Related party	Others	Total
Balance as of September 30, 2017
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(2,153)	(23,213)	(25,366)
Net carrying amount	$7,847	$73,787	$81,634

Balance as of December 31, 2016
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(2,436)	(26,190)	(28,626)
Net carrying amount	$7,564	$70,810	$78,374

The following table sets forth the Company's interest expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Related party	Others	Total	Related party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471	$412	$4,001	$4,413
Amortization of debt discounts	94	897	991	275	2,608	2,883
Amortization of deferred financing offering costs	3	127	130	8	369	377
Total convertible notes interest expense	$234	$2,358	$2,592	$695	$6,978	$7,673

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 13. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$64,279	$64,279	$—	$—
Liabilities - Interest make-whole derivative	26	—	—	26

	December 31, 2016
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$146,287	$146,287	$—	$—
Liabilities - Interest make-whole derivative	271	—	—	271

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
The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three and nine months ended September 30, 2017:

	June 30, 2017	Additions	Change in fair value	September 30, 2017
Interest make-whole derivative liability:
Related party	$3	$—	$(1)	$2
Others	29	—	(5)	24
	$32	$—	$(6)	$26

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	December 31, 2016	Additions	Change in fair value	September 30, 2017
Interest make-whole derivative liability:
Related party	$25	$—	$(23)	$2
Others	246	—	(222)	24
	$271	$—	$(245)	$26
As of September 30, 2017 and December 31, 2016, the fair value and carrying value of the Company's Convertible Notes were:

	Fair value	Carrying value	Face value

5.5% convertible senior notes due December 15, 2021:
Balance as of September 30, 2017
Related party	$7,140	$7,847	$10,000
Others	69,254	73,787	97,000
	$76,394	$81,634	$107,000
Balance as of December 31, 2016
Related party	$11,081	$7,564	$10,000
Others	107,491	70,810	97,000
	$118,572	$78,374	$107,000

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
Lease Arrangements
The Company leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of September 30, 2017 and December 31, 2016, the Company had no material capital leases and the remaining lives of its operating leases ranged from one to five years.
Rental expense associated with operating leases is charged to expense in the year incurred and is included in the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2017 and 2016, the rental expense was charged to selling, general and administrative expense in the amount of $1,062 and $1,111, respectively. For the nine months ended September 30, 2017 and 2016, the rental expense was charged to selling, general and administrative expense in the amount of $3,577 and $3,351, respectively.
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet, On May 9, 2016 and December 15, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2022 and not on demand, and the Promissory Note was subordinated in right of payment to the Convertible Notes (See Note 13).

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
Purchase obligations Under License Agreements and Reseller Agreements
In September 2016, the Company entered into a Second Amended and Restated Reseller Agreement for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics, with an effective date of June 19, 2015 (See Note 20).
In August 2017, the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, as amended, such that, among other things, the Company committed to deliver a minimum dollar amount of total bookings over a ten year period (See Note 3).
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

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora.  That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties have agreed to a stay of the case pending resolution of the motion to motion to dismiss in in the federal Deora case. The Company believes that the claims lack merit and intend to vigorously defend the litigation.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

In August 2017, a putative shareholder derivative action was filed in California Superior Court, Los Angeles County, captioned Engleman v. Soon-Shiong, et al., BC 671261. The complaint contains allegations similar to those in Deora, but asserts causes of action on behalf of NantHealth against various of the Company’s current or former directors and officers for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. The Company has filed a motion to dismiss the case based on a provision in the Company's corporate charter requiring derivative actions to be brought in Delaware. The Company believes that the claims lack merit and intend to vigorously defend the litigation.

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
Note 15. Income Taxes
The provision for income taxes for the three months ended September 30, 2017 and 2016 in continuing operations was $30 and $55, respectively. The provision for income taxes for the nine months ended September 30, 2017 was $85 and the benefit from income taxes for nine months ended September 30, 2016 was $19,203, in continuing operations. The tax provision for income taxes for the three and nine months ended September 30, 2017 and September 30, 2016 in continuing operations included an income tax provision for the consolidated group based on an estimated annual effective tax rate. Prior to June 1, 2016 the provision for income taxes consisted of income tax provision for the corporate subsidiaries of NantHealth. For the three and nine months ended September 30, 2016, the tax benefit was mostly attributed to the reduction of deferred tax liability as a result of the amortization of NaviNet’s purchase accounting intangibles and the conversion of NantHealth from an LLC to a C corporation.

The effective tax rates for the three months ended September 30, 2017 and 2016 were a provision of 0.13% and 0.21% in continuing operations, respectively. The effective tax rates for the nine months ended September 30, 2017 and 2016 were a provision of 0.08% and a benefit of 17.25% in continuing operations, respectively. The effective tax rate for the three and nine months ended September 30, 2017 differed from the U.S. federal statutory rate of 34% primarily as a result of nondeductible expenses, state income taxes, foreign income tax rate differential and the impact of a full valuation allowance on its net deferred tax assets. The effective tax rate for the three and nine months ended September 30, 2016 differed from the federal statutory rate primarily due to the fact that Nant Health, LLC was a limited liability company during most of that period. It converted from a pass-through entity to a C corporation, NantHealth, Inc., on June 1, 2016. Prior to the LLC Conversion, the tax provision represented that of Nant Health, LLC’s corporate subsidiaries.
The Company has evaluated all available evidences supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. If/when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. One of the Company’s corporate subsidiary, Assisteo Holding, Inc, has recently completed an IRS audit for the tax year 2014 with no significant adjustments. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2012 or prior, however, its tax attributes, such as net operating loss (“NOL”) carryforwards and tax credits, are still subject to examination in the year they are used.
Note 16. Stockholders’ Equity
Allscripts Stock
As discussed in Note 3, Allscripts conveyed to the Company 15,000,000 shares of Company's common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the acquired Business upon Disposition.
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

In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of September 30, 2017 and December 31, 2016, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of September 30, 2017 and December 31, 2016, there were no outstanding shares of preferred stock.
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
Other Equity Contributions

In January 2015, the Company entered into an agreement to provide certain research related sequencing services to a research institution. The agreement provides that the institution pay the Company $10,000 in exchange for the Company providing sequencing services. Certain public and private charitable 501(c)(3) non-profit organizations provided partial funding for the sequencing and related bioinformatics costs associated with the project. The Company’s Chairman and CEO serves as the CEO and a member of the board of directors of each of the non-profit organizations and by virtue of these positions he may have influence or control over these organizations. The institution was not contractually or otherwise required to use the Company’s molecular profiling solutions or any of the Company’s other products or services as part of the charitable gift, however, the institution did not have a requirement to order or pay for the services unless it first received private donor funding for the project. As a result, the Company does not classify the fees related to this project as revenue but instead classifies the amounts as deemed capital contributions from the Company's Chairman and CEO. During the three and nine months ended September 30, 2016, $1,800 and $3,420, respectively was recorded as a deemed capital contribution within members' equity or stockholders' equity, and through December 31, 2016 the total $10,000 amount was recorded as a deemed capital contribution within members' equity or stockholders' equity. During the three and nine months ended September 30, 2016, $1,080 and $2,052, respectively of costs were recorded as other services cost of revenue related to the service performed.

In December 2016, the Company entered into an agreement to provide genomic and proteomic sequencing and related bioinformatics services to an institution related to cancer research. The agreement provides that the institution pay the Company a fixed per-test fee in exchange for the services to be provided by the Company. A private charitable 501(c)(3) non-profit organization controlled by the Company’s Chairman and CEO also made a charitable gift to the institution in December 2016. The gift does not contractually or otherwise require the institution to use the Company’s molecular profiling solutions or any of the Company’s other products or services. No amounts related to this arrangement have been recognized in the Company’s Condensed Consolidated Balance Sheets or Statements of Operations as of or for the three and nine months ended September 30, 2017. During July 2017, the agreement with the institution was canceled.
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
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 17. Stock Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Series C / Restricted Stock -
Research and development	$34	$45		$80	$(225)

Phantom units:
Cost of revenue	(239)	(122)		247	4,613
Selling, general and administrative	(11)	2,433		(655)	24,288
Research and development	44	1,220		(110)	11,779
Discontinued operations	(4,792)	1,618	1,618	(3,591)	8,527
Total phantom units stock-based compensation expense	(4,998)	5,149		(4,109)	49,207

Stock options -
Selling, general and administrative	2	—		(47)	—

Total stock based compensation expense	(4,962)	5,194		(4,076)	48,982
Amount capitalized to internal-use software and deferred implementation costs	(68)	1,594		661	1,594
Total stock-based compensation cost	$(5,030)	$6,788		$(3,415)	$50,576
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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Phantom Unit Plan
On March 31, 2015, the Company approved the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”). The maximum number of phantom units that may be issued under the Phantom Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. As of September 30, 2017, there were 1,651,090 phantom units outstanding under the Phantom Unit Plan, after giving effect to the 1-for-5.5 reverse stock split. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016.

The following table summarizes the activity related to the unvested phantom units during the nine months ended September 30, 2017:

	Number of Units	Weighted Average Grant date value per phantom unit
Unvested phantom units outstanding - December 31, 2016	4,322,080	$14.95
Granted	113,656	$4.75
Vested	(1,153,593)	$14.57
Forfeited	(692,334)	$14.79
Unvested phantom units outstanding - June 30, 2017	2,589,809	$14.66
Granted	—	$—
Vested	(21,651)	$15.86
Forfeited	(917,068)	$14.84
Unvested phantom units outstanding - September 30, 2017	1,651,090	$14.56

During the three and nine months ended September 30, 2016, the Company granted 995,364 phantom units to employees of related companies who are providing services to the Company under the shared services agreement with NantWorks (See Note 20) as well as certain consultants of the Company. Stock compensation expense for the phantom units issued to these participants is re-measured at the end of each reporting period until the awards vest. All other grants of phantom units have been made to employees of the Company. The Company uses the accelerated attribution method to recognize expense for all phantom units since the awards’ vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.

As of September 30, 2017, the Company had $6,547 of unrecognized stock based compensation expense related to phantom units which will be recognized over a weighted-average period of 1.6 years. Of that amount, $5,853 of unrecognized expense is related to employee grants with a weighted-average period of 1.5 years and $694 of unrecognized expense is related to non-employee grants with a weighted-average period of 1.7 years.

During the three and nine months ended September 30, 2017, the Company issued 9,906 and 713,269 shares, respectively, of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 6,796 and 397,752 shares, respectively, to satisfy tax withholding obligations. The Company made a cash payment of $29 and $2,739 to cover employee withholding taxes upon the settlement of these vested phantom units during the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2017 the Company also paid $0 and $300, respectively, to cash-settle 2 and 59,276 vested phantom units, respectively, held by participants of the Phantom Unit Plan based outside of the United States, and to pay cash in lieu of fractional shares for vested units held by participants based in the United States.

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
Restricted Stock
The Company issued 10,462 shares of restricted stock under the 2016 Plan on June 1, 2016, in connection with the conversion of the Series C units, of which 3,486 were vested and converted into unrestricted common stock during 2016, and as of September 30, 2017 and December 31, 2016 there were 6,976 shares of restricted stock.
Total stock-based compensation expense of $145 is expected to be recognized on a straight-line basis over approximately the next 1.1 years for the unvested restricted stock outstanding as of September 30, 2017. The unrecognized stock compensation relates to nonemployees and the awards are being accounted for pursuant to ASC 505-50. Stock compensation expense for the Series C units/restricted stock issued to the nonemployees is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period.

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
As of September 30, 2017, the Company had $21 of unrecognized stock based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 2.65 years.
Note 18. Restructuring
Concurrent with the sale to Allscripts (See Note 3), the Company performed a reorganization of its operations intended to improve efficiency and better align the Company's costs and employment structure with its strategic plans. The reorganization includes a workforce reduction. Upon signing release agreements, impacted employees were eligible to receive severance payments in specified amounts, and general benefits for specified periods in accordance with our policies and local requirements.
In the three and nine months ended September 30, 2017, the Company recorded restructuring charges of approximately $1,340 associated with the termination of the employees. In connection with the termination, the Company reversed previously estimated stock based compensation of $1,549 as a result of the forfeiture of unvested awards. The Company recorded these charges in cost of revenue, general and administrative, and research and development expenses based on responsibilities of the impacted employees.
The Company recorded $362 and $2,298 of restructuring charges related to reduction in employees in the three months and nine months ended September 30, 2016, respectively.
The Company's restructuring accrual activity for the nine months ended September 30, 2017 is summarized as follows:

	Balance as of December 31, 2016	Expenses, Net	Cash	Balance as of September 30, 2017
Employee severance and other personnel benefits liability	$—	$1,340	$(1,028)	$312

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 19. Net Income (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of common stock and redeemable common stock for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
	Common Stock	Common Stock	Redeemable Common Stock	Common Stock	Common Stock	Redeemable Common Stock
Net income (loss) per share numerator:
Net loss from continuing operations	$(23,015)	$(26,392)	$—	$(108,839)	$(92,106)	$—
Net loss from discontinued operations	(19,383)	(10,482)	—	(44,738)	(32,045)	$—
Total net loss	$(42,398)	$(36,874)	$—	$(153,577)	$(124,151)	$—
Accretion to redemption value of series F/redeemable common stock	—	—	—	—	(4,958)	4,958
Net income (loss) for basic and diluted net income (loss) per share	$(42,398)	$(36,874)	$—	$(153,577)	$(129,109)	$4,958

Net income (loss) per share denominator:
Weighted-average shares for basic net loss per share	115,924,122	121,245,440	—	119,745,231	108,359,973	6,686,653
Effect of dilutive securities	—	—	—	—	—	—
Weighted-average shares for dilutive net income (loss) per share	115,924,122	121,245,440	—	119,745,231	108,359,973	6,686,653

Basic and diluted net loss per share from continuing operations	$(0.20)	$(0.22)	$—	$(0.91)	$(0.90)	N/A

Basic and diluted net loss per share from discontinued operations	$(0.17)	$(0.08)	$—	$(0.37)	$(0.29)	N/A

Basic and diluted total net loss per share	$(0.37)	$(0.30)	$—	$(1.28)	$(1.19)	$0.74

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

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2017	2016
Unvested restricted stock	6,976	10,462
Unvested phantom units	1,651,090	4,561,255
Stock options	500,000	—
Convertible notes	8,815,655	—
Note 20. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. During the three and nine months ended September 30, 2017, the Company incurred $961 and $4,026 of expenses, respectively, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. During the three and nine months ended September 30, 2016, the Company incurred $2,106 and $7,692 of expenses, respectively, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. Additionally, the Company incurred $0 and $239 of expenses during the three and nine months ended September 30, 2017, respectively related to research and development services provided by NantWorks and its subsidiaries and incurred $204 and $414 of expenses during the three and nine months ended September 30, 2016, related to research and development services provided by NantWorks and its subsidiaries.
Related Party Receivables and Payables
As of September 30, 2017 and December 31, 2016, the Company had related party receivables, net of related party payables of $2,298 and $2,664, respectively, primarily consisting of a receivable from Ziosoft KK of $2,082 and $2,126, respectively, which was related to the sale of Qi Imaging. As of September 30, 2017 and December 31, 2016 the Company had related party payables, net of receivables balances, and related party liabilities of $15,513 and $13,694, respectively, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below) and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.

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
As of September 30, 2017 and December 31, 2016, the Company has $1,083 and $1,950, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three and nine months ended September 30, 2017, $1,549 and $3,937, respectively of direct costs were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three and nine months ended September 30, 2016, $1,651 and $2,982, respectively of direct costs were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P., an entity affiliated with the Company's Chairman and CEO Dr. Patrick Soon-Shiong (“Cambridge”), to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (See Note 12). The accrued and unpaid interest on the convertible notes was $162 and $15 at September 30, 2017 and December 31, 2016, as part of current related party liabilities on the Condensed Consolidated Balance Sheet.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note was originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes (See Note 12). No other terms of the promissory note were changed. As of September 30, 2017 and December 31, 2016, the total principal and interest outstanding on the note amounted to $122,675 and $118,253, respectively. The accrued and unpaid interest on the note was $10,009 and $5,587, respectively as of September 30, 2017 and December 31, 2016, as part of non current related party liabilities on the Condensed Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate is 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval, and as of September 30, 2017, there was no outstanding balance on the promissory note.

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
Overview
We are a leading next-generation, evidence-based, personalized healthcare company focused on enabling our clients to fundamentally change the diagnosis, treatment and pharmacoeconomics of cancer and other critical illnesses. We believe a molecular-driven, systems-based approach to making clinical treatment decisions based on large-scale, real time biometric and phenotypical data will become the standard of care initially for patients with cancer and, ultimately, other critical illnesses. We derive revenue from selling GPS Cancer (our Genomic Proteomic Spectrometry Cancer test, a unique, comprehensive molecular test and decision support solution that measures the proteins present in the patient's tumor tissue, combined with whole genomic and transcriptomic sequencing of tumor & normal samples), to which we obtained exclusive access from an affiliate, and from selling software solutions to healthcare payors, self-insured employers and healthcare systems.
We market certain of our solutions as a comprehensive integrated solution that includes GPS Cancer, Clinical Decision Support, and Payer Engagement solutions. We also market our GPS Cancer, Clinical Decision Support, Payer Engagement and Connected Care solutions on a stand-alone basis. To accelerate our commercial growth and enhance our competitive advantage, we intend to continue to:

•	introduce new marketing, education and engagement efforts and foster relationships across the oncology community to drive adoption of GPS Cancer;

•	pursue reimbursement of GPS Cancer from regional and national third-party payors and government payors;

•	publish scientific and medical advances;

•	strengthen our commercial organization to increase our NantHealth solutions client base and to broaden usage of our solutions by existing clients; and

•	develop new features and functionality for NantHealth solutions to address the needs of current and future healthcare provider and payor, self-insured employer and biopharmaceutical company clients.
Since our inception, we have devoted substantially all of our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch of our GPS Cancer business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception, and as of September 30, 2017 our accumulated deficit was approximately $671.6 million. We expect to continue to incur operating losses over the near term as we drive adoption of GPS Cancer, expand our commercial operations, and invest further in NantHealth solutions.
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
2017 Asset Purchase Agreement with Allscripts
On August 3, 2017, we entered into an asset purchase agreement, which we refer to as the "APA," with Allscripts Healthcare Solutions, Inc., or “Allscripts”, pursuant to which we agreed to sell to Allscripts substantially all of the assets of our provider/patient engagement solutions business, including our FusionFX solution and components of its NantOS software connectivity solutions (the “Business”). On August 25, 2017, we and Allscripts completed the sale pursuant to the APA.

Allscripts conveyed to us 15,000,000 shares of our common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the transaction. We retired the shares of stock. Allscripts also paid $1.7 million of cash consideration to us as an estimated working capital payment, and such amount is subject to adjustment based upon the final amount of working capital as of the closing date. We are responsible for paying Allscripts for fulfilling certain customer service obligations of the business post-closing, and we may be entitled to receive from Allscripts up to an additional $1.1 million cash consideration if Allscripts receives such amounts from certain customers .

Concurrent with the closing, (a) we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, as amended, such that, among other things, we committed to deliver a minimum dollar amount of total bookings over a ten year period; (b) we and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) we agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) we licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement.

The sale of the Business qualified as a discontinued operations because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the Business represented a strategic shift in the Company’s operations as the sale enables the Company to focus on genomic sequencing, clinical decision support, connected care and payer engagement.

The consummation of the transactions contemplated by the APA is reflected in the Condensed Consolidated Financial Statements.

2017 Corporate Restructuring Plan
In August 2017, we committed to and began implementation of a comprehensive restructuring plan that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities. The plan will allow us to focus on our core competencies of genomic sequencing, clinical decision support, connected care and payer engagement. We incurred charges from this restructuring related to severance and other cash expenditures and recognized the majority of the expenses related to this restructuring in the quarter ended September 30, 2017.
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

In December 2016, we issued convertible notes to a related party and others for net proceeds of $9.9 million and $92.8 million, respectively, after deducting underwriting discounts and commissions and other offering costs of $4.3 million. Please see Note 12 of the Notes to accompanying Condensed Consolidated Financial Statements for further discussion of these convertible notes.

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

Non-GAAP Net Loss from Continuing Operations and Non-GAAP Net Loss Per Share from Continuing Operations
Adjusted net loss from continuing operations and adjusted net loss per share from continuing operations are financial measures that are not prepared in conformity with United States generally accepted accounting principles (U.S. GAAP). Our management believes that the presentation of Non-GAAP financial measures provides useful supplementary information regarding operational performance, because it enhances an investor’s overall understanding of the financial results for our core business. Additionally, it provides a basis for the comparison of the financial results for our core business between current, past and future periods. Other companies may define these measures in different ways. Non-GAAP financial measures should be considered only as a supplement to, and not as a substitute for or as a superior measure to, financial measures prepared in accordance with U.S. GAAP.

Non-GAAP net loss from continuing operations excludes the effects of (1) loss from equity method investments, (2) stock based compensation expense, (3) intangible amortization, (4) corporate restructuring expenses, (5) acquisition related compensation expense (6) acquisition related sales incentives, which have been recorded as contra revenue, (7) change in fair value of derivatives liability, (8) non-cash interest expense related to convertible notes, (9) securities litigation costs, and (10) the impacts of the conversion from a limited liability corporation to a corporation on provision for (benefit from) income taxes.

Non-GAAP shares outstanding include Series F redeemable units as if converted to non-redeemable common stock on January 1, 2016. These units were converted to common stock in conjunction with the LLC conversion on June 1, 2016. The put right held by KIO expired on June 20, 2016, and the shares of common stock owned by KIO are no longer redeemable. See Note 16 to the accompanying Condensed Consolidated Financial Statements for further discussion of the put right.

The following table reconciles Net loss from continuing operations to Net loss from continuing operations - Non-GAAP and Shares outstanding to Shares outstanding - Non-GAAP for the three and nine months ended September 30, 2017 and 2016 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss from continuing operations	$(23,015)	$(26,392)	$(108,839)	$(92,106)
Adjustments to GAAP net loss:
Loss from related party equity method investment including impairment loss	2,942	2,604	46,353	7,893
Stock-based compensation expense from continuing operations	(170)	3,576	(485)	40,455
Corporate restructuring from continuing operations(3)	807	362	2,396	2,298
Acquisition related compensation expense	—	—	—	4,814
Acquisition related sales incentive	727	567	2,061	2,027
Change in fair value of derivatives liability	(6)	—	(245)	—
Non-cash interest expense related to convertible notes	1,121	—	3,260	—
Intangible amortization from continuing operations	2,197	3,098	7,192	10,058
Securities litigation costs	500	—	685	—
Impacts of the conversion from a limited liability company to a corporation on benefit from income taxes	—	—	—	(19,533)
Total adjustments to GAAP net loss from continuing operations	8,118	10,207	61,217	48,012
Net loss - Non-GAAP from continuing operations	$(14,897)	$(16,185)	$(47,622)	$(44,094)

Weighted average shares outstanding (1)	115,924,122	121,245,440	119,745,231	108,359,973
Weighted average Series F/redeemable stock (1)(2)	N/A	N/A	N/A	6,686,653
Shares outstanding - Non-GAAP (1)	115,924,122	121,245,440	119,745,231	115,046,626

Net loss per share from continuing operations - Non-GAAP (1)	$(0.13)	$(0.13)	$(0.40)	$(0.38)

The following table reconciles Net loss from continuing operations per common share to Net loss per common share from continuing operations - Non-GAAP for the three and nine months ended September 30, 2017 and 2016 (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss per common share from continuing operations - GAAP	$(0.20)	$(0.22)	$(0.91)	$(0.9)
Adjustments to GAAP net loss per common share from continuing operations:
Loss from related party equity method investment including impairment loss	0.03	0.02	0.39	0.07
Stock-based compensation expense from continuing operations	—	0.03	—	0.37
Corporate restructuring from continuing operations(3)	0.01	—	0.02	0.02
Acquisition related compensation expense	—	—	—	0.04
Acquisition related sales incentive	0.01	—	0.02	0.02
Change in fair value of derivatives liability	—	—	—	—
Non-cash interest expense related to convertible notes	0.01	—	0.03	—
Intangible amortization from continuing operations	0.01	0.04	0.04	0.10
Securities litigation costs	—	—	0.01	—
Impacts of the conversion from a limited liability company to a corporation on benefit from income taxes	—	—	—	(0.18)
Accretion to redemption value of Series F/redeemable common stock	—	—	—	0.05
Dilution from Series F/redeemable common stock	—	—	—	0.03
Total adjustments to GAAP net loss per common share from continuing operations	0.07	0.09	0.51	0.52
Net loss per common share from continuing operations - Non-GAAP (1)	$(0.13)	$(0.13)	$(0.40)	$(0.38)

(1)
The net loss per common share from continuing operations - non-GAAP, weighted average shares outstanding, weighted average Series F units/redeemable stock, and shares outstanding - non-GAAP have been computed to give effect to the LLC conversion that occurred June 1, 2016 prior to our IPO. In conjunction with the LLC Conversion, (a) all of our outstanding units automatically converted into shares of common stock, based on the relative rights of our pre-IPO equityholders as set forth in the limited liability company agreement and (b) we adopted and filed a certificate of incorporation with the Secretary of State of the state of Delaware and adopted bylaws. We filed an amended certificate of incorporation to effect a 1-for-5.5 reverse stock split of our common stock on June 1, 2016.

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

(3)	Corporate restructuring includes accrued bonus reversal of $0.5 million for the three and nine months ended September 30, 2017.

Components of Our Results of Operations
Revenue
We generate our revenue from the sale of software-as-a-service, software licenses, maintenance, hardware and services. Our systems infrastructure and platforms support the delivery of both personalized comprehensive sequencing and molecular analysis and the implementation of value-based care models across the healthcare continuum. We generate revenue from the following sources:

Software and hardware - Software and hardware revenue is generated from the sale of software licenses on either a perpetual or term license basis, and the sale of our hardware. The software is installed on the client’s site or the client’s designated vendor’s site and is not hosted by us or by a vendor contracted by us. We also generate revenue from the resale of third-party software and hardware to our clients. Our software license and hardware solutions include DeviceConX software and HBox.

Software-as-a-service - Software-as-a-service, or SaaS, revenue is generated from our clients’ access to and usage of our hosted software solutions on a subscription basis for a specified contract term, which is typically annually. In our SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally only has the right to access and use the software and receive any software upgrades published during the subscription period. Solutions sold under a SaaS model include our eviti platform solutions and NaviNet.

Maintenance - Maintenance revenue includes ongoing post-contract client support ("PCS") or maintenance, during the paid PCS term. Additionally, PCS includes ongoing development of software updates and upgrades provided to the client on a when and if available basis. We sell our DeviceConX solution with maintenance contracts.

Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by the process of performing sequencing and analysis of whole genome DNA, RNA and proteomic results, including GPS Cancer. We recognize revenue upon the delivery of the analysis and reporting of the results to the client or on a cash basis when we cannot conclude that the fees are fixed and determinable and collectability is reasonably assured.

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
Cost of Revenue
Cost of revenue consists primarily of personnel-related costs for associates providing services to our clients and supporting our revenue-generating platform infrastructure, including salaries, benefits and bonuses. Additional expenses include consultant costs, direct reimbursable travel expenses and other direct engagement costs associated with the design, development, sale and installation of our solutions, including system support and maintenance services. Our cost of revenue associated with each of our revenue sources is as follows:

▪	Software and hardware - Software and hardware cost of revenue includes third-party software and hardware costs directly associated with our solutions.

▪
Software-as-a-service - SaaS cost of revenue includes personnel-related, amortization of deferred implementation costs, depreciation of internal use software and other direct costs associated with the delivery and hosting of eviti, our cancer-decision support solution, and NaviNet on a subscription basis.

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
Operating Expenses
Our operating expenses consist of selling, general and administrative, research and development, and amortization of acquisition-related assets.

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
With the exception of stock based compensation, we expect our research and development expenses to continue to increase in absolute dollars and as a percentage of revenue as we continue to make significant investments in developing new solutions and enhancing the functionality of our existing solutions with a focus on cancer care. However, we expect our research and development expenses to decrease as a percentage of revenue over the long term as we realize economies of scale from our developed technology.

Amortization of Acquisition Related Assets

Amortization of acquisition related assets consists of non-cash amortization expense related to our non-revenue generating technology as well as amortization expense that we recognize on intangible assets that we acquired through our investments.
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
Provision for (Benefit from) Income Taxes
Provision for income taxes consists of U.S. federal and state and foreign income taxes. We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. To date, we have no significant U.S. federal, state and foreign cash income taxes because of our LLC status prior to June 1, 2016 and current and accumulated net operating losses.
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
Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Software and hardware	$1,162	$2,065	$4,408	$6,077
Software–as-a-service	15,200	14,000	44,863	41,809
Total software-related revenue	16,362	16,065	49,271	47,886
Maintenance	2,696	1,979	8,182	6,979
Sequencing and molecular analysis	1,025	77	1,985	122
Other services	1,677	2,541	4,940	7,571
Total net revenue	21,760	20,662	64,378	62,558

Cost of Revenue:
Software and hardware	443	528	596	668
Software-as-a-service	5,859	4,159	17,143	14,791
Total software-related cost of revenue	6,302	4,687	17,739	15,459
Maintenance	274	112	564	621
Sequencing and molecular analysis	1,757	570	4,807	929

Other services	1,996	2,623	5,504	9,309
Amortization of developed technologies	1,143	2,044	4,029	6,896
Total cost of revenue	11,472	10,036	32,643	33,214

Gross profit	10,288	10,626	31,735	29,344

Operating Expenses:
Selling, general and administrative	17,521	22,034	54,181	88,860
Research and development	7,749	9,960	25,051	36,519
Amortization of acquisition-related assets	1,054	1,054	3,163	3,162
Total operating expenses	26,324	33,048	82,395	128,541

Loss from operations	(16,036)	(22,422)	(50,660)	(99,197)
Interest expense, net	(4,067)	(1,415)	(12,049)	(4,760)
Other income, net	60	104	308	541
Loss from related party equity method investment including impairment loss	(2,942)	(2,604)	(46,353)	(7,893)
Loss from continuing operations before income taxes	(22,985)	(26,337)	(108,754)	(111,309)
Provision for (benefit from) income taxes	30	55	85	(19,203)
Net loss from continuing operations	(23,015)	(26,392)	(108,839)	(92,106)
Loss from discontinued operations, net of tax	(19,383)	(10,482)	(44,738)	(32,045)
Net loss	$(42,398)	$(36,874)	$(153,577)	$(124,151)

Net income (loss) per share (1):
Continuing operations
Basic and diluted - common stock	$(0.20)	$(0.22)	$(0.91)	$(0.90)

Discontinued operations
Basic and diluted - common stock	$(0.17)	$(0.08)	$(0.37)	$(0.29)

Total net income (loss) per share
Basic and diluted - common stock	$(0.37)	$(0.30)	$(1.28)	$(1.19)
Basic and diluted - redeemable common stock	N/A	N/A	N/A	$0.74

Weighted average shares outstanding (1):
Basic and diluted - common stock	115,924,122	121,245,440	119,745,231	108,359,973
Basic and diluted - redeemable common stock	N/A	N/A	N/A	6,686,653

(1)
The net income (loss) per share and weighted average shares outstanding for the nine months ended September 30, 2016, have been computed to give effect to the LLC Conversion (See Note 16 of the accompanying Condensed Consolidated Financial Statements) that occurred on June 1, 2016, prior to our IPO. In conjunction with the LLC Conversion, (a) all of our outstanding units automatically converted into shares of common stock, based on the relative rights of our pre-IPO equityholders as set forth in our limited liability company agreement and (b) we adopted and filed a certificate of incorporation with the Secretary of State of the state of Delaware and adopted bylaws. The Company adopted and filed an amendment to its certificate of incorporation with the Secretary of State of the state of Delaware to effect a 1-for-5.5 reverse stock split of its common stock on June 1, 2016.

The net loss per share for the common stock for the nine months ended September 30, 2016 reflects $5.0 million in accretion value allocated to the redeemable common stock. The redeemable common stock contained a put right, which expired unexercised on June 20, 2016. As a result of and as of that date, the shares were no longer redeemable and were included in common stock. See Note 19 of the accompanying Condensed Consolidated Financial Statements for the calculation of net loss per share for common stock and redeemable common stock for the three and nine months ended September 30, 2016.
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Software and hardware	5.3%	10.0%	6.8%	9.7%
Software–as-a-service	69.9%	67.8%	69.7%	66.8%
Total software-related revenue	75.2%	77.8%	76.5%	76.5%
Maintenance	12.4%	9.6%	12.7%	11.2%
Sequencing and molecular analysis	4.7%	0.4%	3.1%	0.2%
Other services	7.7%	12.2%	7.7%	12.1%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue:
Software and hardware	2.0%	2.6%	0.9%	1.1%
Software-as-a-service	27.0%	20.1%	26.7%	23.6%
Total software-related cost of revenue	29.0%	22.7%	27.6%	24.7%
Maintenance	1.3%	0.5%	0.9%	1.0%
Sequencing and molecular analysis	8.1%	2.8%	7.5%	1.5%
Other services	9.2%	12.7%	8.5%	14.9%
Amortization of developed technologies	5.1%	9.9%	6.2%	11.0%
Total cost of revenue	52.7%	48.6%	50.7%	53.1%

Gross profit	47.3%	51.4%	49.3%	46.9%

Operating Expenses:
Selling, general and administrative	80.6%	106.6%	84.2%	142.0%
Research and development	35.6%	48.2%	38.9%	58.4%
Amortization of acquisition-related assets	4.8%	5.1%	4.9%	5.1%
Total operating expenses	121.0%	159.9%	128.0%	205.5%

Loss from operations	(73.7%)	(108.5%)	(78.7%)	(158.6%)
Interest expense, net	(18.7%)	(6.8%)	(18.7%)	(7.6%)
Other income, net	0.3%	0.5%	0.5%	0.9%
Loss from related party equity method investment including impairment loss	(13.5%)	(12.7%)	(72.0%)	(12.6%)
Loss from continuing operations before income taxes	(105.6%)	(127.5%)	(168.9%)	(177.9%)
Provision for (benefit from) income taxes	0.1%	0.3%	0.2%	(30.6%)
Net loss from continuing operations	(105.7%)	(127.8%)	(169.1%)	(147.3%)
Loss from discontinued operations, net of tax	(89.1%)	(50.7%)	(69.5%)	(51.2%)
Net loss	(194.8%)	(178.5%)	(238.6%)	(198.5%)

Comparison of Three and Nine Months Ended September 30, 2016 and 2017 (Unaudited)
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Software and hardware	$1,162	$2,065	$4,408	$6,077	$(903)	(43.7)%	$(1,669)	(27.5)%
Software–as-a-service	15,200	14,000	44,863	41,809	1,200	8.6%	3,054	7.3%
Total software-related revenues	16,362	16,065	49,271	47,886	297	1.8%	1,385	2.9%
Maintenance	2,696	1,979	8,182	6,979	717	36.2%	1,203	17.2%
Sequencing and molecular analysis	1,025	77	1,985	122	948	1,231.2%	1,863	1,527.0%
Other services	1,677	2,541	4,940	7,571	(864)	(34.0)%	(2,631)	(34.8)%
Total net revenue	$21,760	$20,662	$64,378	$62,558	$1,098	5.3%	$1,820	2.9%
Comparison of the three month periods ended September 30, 2016 versus 2017
Total revenue increased $1.1 million, or 5.3%, from $20.7 million to $21.8 million for the three months ended September 30, 2016 and September 30, 2017, respectively. The primary driver of this increase was a $0.9 million increase in our sequencing and molecular analysis business.
Our total software-related revenues (including software and hardware and SaaS) was $16.4 million for the three months ended September 30, 2017 compared to $16.1 million for the three months ended September 30, 2016, an increase of $0.3 million or 1.8%. The increase in this business was primarily driven by SaaS revenue from our NaviNet and eviti solutions. This increase was partially offset by a decrease in our software and hardware line of business because of the timing of completed implementations as compared to the same period in the prior year.
Software and hardware revenue decreased from $2.1 million to $1.2 million for the three months ended September 30, 2016 and September 30, 2017, respectively. The primary driver of the decrease was related to $0.9 million lower revenue from completed implementations of DeviceConX compared to the same period in the prior year. Our software and hardware revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX customers and our revenue recognition for those arrangements.
SaaS revenue increased $1.2 million, or 8.6%, from $14.0 million to $15.2 million for the three months ended September 30, 2016 and September 30, 2017, respectively. This increase was primarily driven by a $0.6 million increase from our eviti cancer decision support platform solutions due to an increase in covered lives, as well as a $0.6 million increase from NaviNet SaaS revenue.
Maintenance revenue increased from $2.0 million to $2.7 million for the three months ended September 30, 2016 and September 30, 2017, respectively. This increase was primarily driven by a $0.7 million increase in DeviceConX post contract support maintenance.
Sequencing and molecular analysis revenue increased from $77 thousand to $1.0 million for the three months ended September 30, 2016 and September 30, 2017, respectively. Currently, we recognize revenue from clients with executed contracts, from signed single case agreements, from pending EOB payments, and from clients without a contractual agreement where we recognize revenue on a cash basis given the uncertainty over reimbursement. As the Company gains additional insurance coverage and reimbursement experience, we expect to be able to reduce the portion of GPS revenue which is recognized on a cash basis.

We have significantly expanded our sales efforts by adding seasoned sales and account management professionals in 2017. In the first three quarters of 2017, we grew our GPS sales team from 5 to 13 professionals, including an international sales professional in the second quarter of 2017. With the growth of the sales team, we expect to continue to gain traction with physicians in new areas of the US and have seen continued growth in the inception-to-date number of physicians now totaling 518 through September 30, 2017.

The commercial team's efforts are focused on increasing reimbursement of the GPS Cancer profile by developing partnerships, which include pilot arrangements with commercial insurance and self-insured employers, expanding physician relationships, and enhancing operational performance and efficiencies. The partnership strategy that we developed for commercial health plans supports an alignment with designated provider/oncology groups within the health plan's network. We work directly with the physician groups to support education of test ordering and interpretation and enable aggregate review of results with the plans. In the initial pilot arrangement that we have with commercial health plan, reimbursement is recognized for each test order throughout the pilot arrangement and the GPS Cancer profile value is assessed by the plan with the goal of full medical policy adoption at pilot end.

We have grown the number of payers and self-insured employers covering our GPS Cancer test and have added a national self- insured employer in October of this year. We will continue to invest resources in this area and expect growth as a result of our efforts. Our pipeline includes several national and regional health plans and we expect to announce additional pilot contracts before year end. The self-insured employer pipeline includes opportunities with many companies listed on Fortune's 100 list.

Finally, we are pursuing international opportunities via partnerships with locally based resellers around the world. During the quarter, we entered into a reseller agreement for GPS Cancer with a large Singapore-based reseller. Under this agreement, the reseller will distribute GPS Cancer to physicians in Singapore, Malaysia, Thailand, Vietnam, and the Philippines. This new contract expands GPS Cancer beyond our existing international coverage in Israel, Italy, Mexico, and the Middle East.

We have also continued focused efforts to enhance reimbursement from plans when profiles are ordered and there is no payer contract in place. We are actively engaging plans with detail which supports a physician’s reason for ordering. Our utilization of pre-authorizations and supporting documentation assists in the overall billing and appeal process; optimizing payment with payers, who do not have a formal agreement with us. The GPS Cancer profile provides all information that can be found in other market molecular tests that physicians deem necessary for treatment recommendation and expands insight for the oncologist with the comprehensive information available on each patient tested.
Other services revenue decreased $0.9 million, or 34.0%, from $2.5 million to $1.7 million for the three months ended September 30, 2016 and September 30, 2017, respectively. This was primarily driven by a $0.6 million decrease in our home health care business as well as a $0.2 million decrease with our DeviceConX non PCS service revenue.
Comparison of the nine month periods ended September 30, 2016 versus 2017
Total revenue increased $1.8 million, or 2.9%, from $62.6 million to $64.4 million for the nine months ended September 30, 2016 and September 30, 2017, respectively. Our total revenue increase was driven primarily by a $1.9 million increase in revenue from our sequencing and molecular analysis line of business.
Our total software-related revenues (including software and hardware and SaaS) was $49.3 million for the nine months ended September 30, 2017 compared to $47.9 million for the nine months ended September 30, 2016, an increase of $1.4 million or 2.9%. The growth in software-related revenue was primarily driven by SaaS revenue from our NaviNet and eviti solutions. The $3.0 million increase in SaaS revenue was partially offset by a $1.7 million decrease in our software and hardware line of business due to the timing of completed implementations as compared to the same period in the prior year.
Software and hardware revenue decreased $1.7 million, or 27.5%, from $6.1 million to $4.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The primary driver of the decrease was related to $1.7 million lower revenue from completed implementations of DeviceConX compared to the same period in the prior year. Our software and hardware revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX customers and our revenue recognition for those arrangements.
SaaS revenue increased $3.1 million, or 7.3%, from $41.8 million to $44.9 million for the nine months ended September 30, 2016 and September 30, 2017, respectively. This increase was primarily driven by a $1.7 million increase of NaviNet revenue and an increase in eviti cancer decision support solutions of $1.4 million due to an increase in covered lives.
Maintenance revenue increased from $7.0 million to $8.2 million or 17.2% for the nine months ended September 30, 2016 and September 30, 2017, respectively. This increase was primarily driven by a $1.2 million increase in DeviceConX maintenance revenue as a result of ongoing post go-live support.

Sequencing and molecular analysis revenue increased from $122 thousand to $2.0 million for the nine months ended September 30, 2016 and September 30, 2017, respectively. Currently, we recognize revenue from clients with executed contracts, from signed single case agreements, from pending EOB payments, and from clients without a contractual agreement where we recognize revenue on a cash basis given the uncertainty over reimbursement. As the Company gains additional insurance coverage and reimbursement experience, we expect to be able to reduce the portion of GPS revenue which is recognized on a cash basis.
Other services revenue decreased $2.6 million, or 34.8%, from $7.6 million to $4.9 million for the nine months ended September 30, 2016 and September 30, 2017, respectively. This was primarily driven by a $1.7 million decrease in home health services as well as a $0.8 million decrease in our Device ConX non-PCS service revenue.
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
Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Software and hardware	$443	$528	$596	$668	$(85)	(16.1)%	$(72)	(10.8)%
Software–as-a-service	5,859	4,159	17,143	14,791	1,700	40.9%	2,352	15.9%
Total software-related cost of revenue	6,302	4,687	17,739	15,459	1,615	34.5%	2,280	14.7%
Maintenance	274	112	564	621	162	144.6%	(57)	(9.2)%
Sequencing and molecular analysis	1,757	570	4,807	929	1,187	208.2%	3,878	417.4%
Other services	1,996	2,623	5,504	9,309	(627)	(23.9)%	(3,805)	(40.9)%
Amortization of developed technologies	1,143	2,044	4,029	6,896	(901)	(44.1)%	(2,867)	(41.6)%
Total cost of revenue	$11,472	$10,036	$32,643	$33,214	$1,436	14.3%	$(571)	(1.7)%
Comparison of the three month periods ended September 30, 2016 versus 2017
Cost of revenue increased $1.4 million or 14.3% from $10.0 million to $11.5 million for the three months ended September 30, 2016 and September 30, 2017, respectively. The increase in cost of revenue was driven primarily by increases in sequencing and molecular analysis cost of revenue and maintenance cost of revenue. The increase in sequencing and molecular analysis cost of revenue was driven primarily by the increase in volume of samples sequenced compared with the prior year quarter.
Total software-related cost of revenue increased $1.6 million from $4.7 million to $6.3 million or 34.5% for the three months ended September 30, 2016 and September 30, 2017, respectively. SaaS cost of revenue in particular increased $1.7 million or 40.9%. The main driver of this increase was a $1.3 million increase in the amortization of capitalized internal use software.
Maintenance cost of revenue increased $0.2 million for the three months ended September 30, 2016 compared to September 30, 2017 or 144.6%. The main driver of this increase was due primarily to increased personnel related expenses.

Sequencing and molecular analysis cost of revenue increased $1.2 million from $0.6 million to $1.8 million for three months ended September 30, 2016 and September 30, 2017, respectively. The primary driver was due to the increased volume of GPS samples sequenced compared with the prior year quarter. The cost of revenue is recorded as defined by the contract with the clients and as outlined in the amended and restated Reseller Agreement for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics.
Other services cost of revenue decreased $0.6 million from $2.6 million to $2.0 million or 23.9% for the three months ended September 30, 2016 and September 30, 2017, respectively. The main driver of this decrease was $0.6 million in cost of revenue associated with sequencing services provided to a major research institution since the project was completed in December 2016.
Amortization expenses related to developed technologies decreased $0.9 million, or 44.1%, from $2.0 million to $1.1 million for the three months ended September 30, 2016 and September 30, 2017, respectively. This variance is attributable to an intangible asset being fully amortized in the first quarter of 2017.
Comparison of the nine month periods ended September 30, 2016 versus 2017
Cost of revenue decreased $0.6 million or 1.7% from $33.2 million to $32.6 million for the nine months ended September 30, 2016 and September 30, 2017, respectively. Decreases in cost of revenue were driven primarily by a decrease in other services cost of revenue and in amortization of developed technologies. These decreases were partially offset by an increase in sequencing and molecular analysis cost of revenue.

Total software-related cost of revenue increased $2.3 million or 14.7% from $15.5 million to $17.7 million for the nine months ended September 30, 2016 and September 30, 2017, respectively. SaaS cost of revenue increased $2.4 million, partially offset by a $0.1 million decrease in software and hardware cost of revenue. The main driver of the SaaS cost of revenue increase was a $3.3 million increase in the amortization of capitalized internal use software partially offset by a $1.6 million decrease in the deferral of costs related to customer implementations of SaaS software. This increase was partially offset by a decrease in stock compensation of $2.3 million due to the timing of stock compensation expenses recorded in connection with the vesting of phantom units upon the consummation of our IPO in June 2016.

Sequencing and molecular analysis cost of revenue increased $3.9 million from $0.9 million to $4.8 million for the nine months ended September 30, 2016 and September 30, 2017, respectively. The primary driver was due to the increased volume of GPS samples sequenced compared with the prior year. The cost of revenue is recorded as defined by the contract with the clients and as outlined in the amended and restated Reseller Agreement for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics.

Amortization expenses related to developed technologies decreased $2.9 million or 41.6%, from $6.9 million to $4.0 million for the nine months ended September 30, 2016 and September 30, 2017, respectively. This variance is attributable to an intangible asset being fully amortized in the first quarter of 2017.
Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Selling, general and administrative	$17,521	$22,034	$54,181	$88,860	$(4,513)	(20.5)%	$(34,679)	(39.0)%

Comparison of the three month periods ended September 30, 2016 versus 2017
Selling, general and administrative expenses decreased from $22.0 million to $17.5 million, a decrease of $4.5 million, or 20.5%, for the three months ended September 30, 2016 and September 30, 2017, respectively. The primary driver of this variance was a $2.4 million decrease in stock compensation expense compared to the prior year. Stock based compensation is amortized using an accelerated graded method with large tranches that vested in January and June 2017. The decrease in amortization expense resulted from a lower balance of deferred stock based compensation being amortized in the third quarter of 2017 vs the third quarter of 2016. This combined with a $0.6 million in reversals of stock compensation due to forfeitures as a result of company restructuring led to the decrease in stock compensation. Also, there was a $0.2 million decline in personnel expenses as a result of the corporate restructuring plan. Certain corporate shared services expenses declined $1.1 million compared to the prior year quarter and a $0.8 million decrease in general travel expenses, achieved as a result of cost saving measures. These decreases were partially offset by an increase of $1.3 million in professional services expenses, most notably legal and insurance fees as a result of operating as a publicly traded company.
Comparison of the nine month periods ended September 30, 2016 versus 2017
Selling, general and administrative expenses decreased from $88.9 million to $54.2 million, a decrease of $34.7 million or 39.0%, for the nine months ended September 30, 2016 and September 30, 2017, respectively. The primary driver of this variance was a $29.8 million reduction in stock compensation expense from the prior year in connection with the vesting of phantom units upon consummation of our IPO, as well as the accelerated graded methodology used to record stock compensation as well as forfeitures related to the corporate restructuring. Also, corporate shared services expenses decreased $3.8 million and personnel related expenses declined by $1.8 million as a result of the corporate restructuring plan.
Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Research and development	$7,749	$9,960	$25,051	$36,519	$(2,211)	(22.2)%	$(11,468)	(31.4)%
Comparison of the three month periods ended September 30, 2016 versus 2017
Research and development expenses decreased $2.2 million or 22.2%, from $10.0 million to $7.7 million for the three months ended September 30, 2016 and September 30, 2017, respectively. The primary driver of this variance was a $1.2 million decrease in stock compensation expense from the prior year. Stock based compensation is amortized using an accelerated graded method with large tranches that vested in January and June 2017. The decrease in amortization expense resulted from a lower balance of deferred stock based compensation being amortized in the third quarter of 2017 vs the third quarter of 2016. This combined with a $0.4 million in reversals of stock compensation due to forfeitures as a result of company restructuring led to the decrease in stock compensation. Additionally, there was a $0.6 million reduction in IT related expenses and a $0.3 million reduction in professional services, and a $0.1 million reduction in external R&D resources achieved as a result of cost saving measures.
Comparison of the nine month periods ended September 30, 2016 versus 2017
Research and development expenses decreased $11.5 million or 31.4%, from $36.5 million for the nine months ended September 30, 2016 to $25.1 million for the nine months ended September 30, 2017. The primary driver of this variance was a $11.2 million reduction in stock compensation expense from the prior year in connection with the vesting of phantom units upon consummation of our IPO, as well as the accelerated graded methodology used to record stock compensation. In addition, the decrease was also attributable to a $1.8 million reduction in IT related expenses, professional services, and external R&D resources achieved as a result of cost saving measures.
The decrease was partially offset by an increase in personnel related expenses of $1.6 million due to severance and bonus reversals stemming from company restructuring as well as the change in mix of personnel hired.

Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Interest expense, net	$4,067	$1,415	$12,049	$4,760	$2,652	187.4%	$7,289	153.1%
In December 2016, we issued an aggregate principal amount of $107 million of our 5.5% convertible senior notes due 2021 (the "Convertible Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended and to non-U.S. persons pursuant to Regulation S under the Securities Act, of which $10 million were issued to a related party. The Convertible Notes will mature on December 15, 2021 unless earlier converted, redeemed or repurchased in accordance with the terms of the Convertible Notes. Please see the section entitled "Liquidity and Capital Resources" below and Note 12 to the accompanying Condensed Consolidated Financial Statements for further discussion of the Convertible Notes.
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer, and a promissory note with NantOmics (the "NantOmics Note"). Through September 30, 2017, the total advances made by NantCapital and NantOmics to us pursuant to each applicable note amounted to approximately $112.7 million and $40.0 million, respectively. We can request additional advances subject to NantCapital and NantOmics approval. Each note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year.
In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest was due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes. In addition, in May 2016, the NantOmics Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest would be converted into shares of our common stock at the IPO price at the time of pricing of the IPO. Later in May 2016, the NantOmics Note was further amended and restated to remove the automatic conversion feature and to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. In June 2016, the NantOmics Note was further amended and restated to provide that all outstanding principal and accrued and unpaid interest will be converted into shares of our common stock at the IPO price after the pricing of the IPO and after the LLC Conversion. The NantOmics Note and all related accrued interest was converted on June 1, 2016 into 2,899,297 shares of our common stock in connection with our IPO. As a result, as of September 30, 2017 and December 31, 2016, there were no unpaid amounts related to the advances on the NantOmics Note. Please see Note 19 to the accompanying Condensed Consolidated Financial Statements for further discussion of these notes.
Comparison of the three month periods ended September 30, 2016 versus 2017
Interest expense, net increased by $2.7 million, from $1.4 million to $4.1 million for the three months ended September 30, 2016 and September 30, 2017, respectively. This increase was primarily attributable to the $2.6 million interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering costs, partially offset by a $0.1 million decrease in interest on related party notes with NantOmics and NantCapital.
Comparison of the nine month periods ended September 30, 2016 versus 2017
Interest expense, net, increased by $7.3 million, from $4.8 million to $12.0 million for the nine months ended September 30, 2016 and September 30, 2017, respectively. This increase was primarily attributable to the $7.7 million interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering costs, partially offset by a $0.4 million decrease in interest on related party notes with NantOmics and NantCapital.

Other Income (expense), net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Other income (expense), net	$60	$104	$308	$541	$(44)	(42.3)%	$(233)	(43.1)%
Comparison of the three month periods ended September 30, 2016 versus 2017
Other income, net decreased by $44 thousand for the three months ended September 30, 2017 compared to the same period of the prior year primarily due to an increase in dividend income.
Comparison of the nine month periods ended September 30, 2016 versus 2017
Other income, net, decreased by $233 thousand for the nine months ended September 30, 2017 compared to the same period of the prior year. For the nine months ended September 30, 2017, we recognized a $0.2 million gain in unrealized fair value changes to the Convertible Notes bifurcated derivative. In addition, dividend income increased $0.3 million, partially offset by foreign exchange losses increasing by $0.1 million. For the nine months ended September 30, 2016, other income was primarily derived from a $0.5 million payment received from Harris Corporation related to the early settlement of working capital.
Loss from Related Party Equity Method Investment Including Impairment Loss

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Loss from related party equity method Investment including impairment loss	$2,942	$2,604	$46,353	$7,893	$338	13.0%	$38,460	487.3%

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
Comparison of the three month periods ended September 30, 2016 versus 2017
Loss from equity method investment increased by $0.3 million from a loss of $2.6 million during the three months ended September 30, 2016 to a loss of $2.9 million during the three months ended September 30, 2017. This increase was primarily due to an increase in our pro rate share of losses from our investment in NantOmics.

Comparison of the nine month periods ended September 30, 2016 versus 2017
For the nine months ended September 30, 2017, loss from equity method Investment increased $38.5 million, from $7.9 million during the nine months ended September 30, 2016 to $46.4 million during the nine months ended September 30, 2017 primarily due to a $36.0 million non-cash impairment charge as a result of our determination that the fair value of our investment in NantOmics had declined below our carrying value as of June 30, 2017; and that this decline in value was other than temporary. The decline in the fair value of our investment in NantOmics was primarily caused by delays in our GPS revenue growth. The balance of this variance was due to an increase in our pro rata share of losses from our investment in NantOmics.
Provision for (Benefits from) Income taxes

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Provision for (benefit from) income taxes	$30	$55	$85	$(19,203)	$(25)	(45.5)%	$19,288	(100.4)%
Comparison of three month periods ended September 30, 2016 versus 2017
We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. During the three months ended September 30, 2017, the Company recorded income tax expense of $6.6 million in the discontinued operations, which is included in net loss from discontinued operations in the consolidated statement of operations. This income tax expense is related to the book and tax basis difference in certain intangible assets sold to Allscripts.

For the three months ended September 30, 2016, the provision for income taxes in continuing operations was $55 thousand, compared with a $30 thousand provision for income taxes for the three months ended September 30, 2017. The tax provision for income taxes in continuing operations for the three and nine months ended September 30, 2017 included an income tax provision of the consolidated group based on an estimated annual effective tax rate. Prior to June 1, 2016 the provision for income taxes consisted of income tax provision for our corporate subsidiaries. For the three months ended September 30, 2016, the tax benefit was mostly attributed to the reduction of deferred tax liability as a result of the amortization of NaviNet’s purchase accounting intangibles and the conversion of NantHealth from an LLC to a C corporation.

The effective tax rates for the three months ended September 30, 2017 and 2016 in continuing operations were a provision of 0.13% and a provision of 0.21%, respectively. The effective tax rate for the three months ended September 30, 2017 in continuing operations differed from the U.S. federal statutory rate of 34% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a full valuation allowance on its net deferred tax assets.

Comparison of the nine month periods ended September 30, 2016 versus 2017
During the nine months ended September 30, 2017, the Company recorded income tax expense of $7.0 million in the discontinued operations, which is included in net loss from discontinued operations in the consolidated statement of operations. The majority of this income tax expense is related to the book and tax basis difference in certain intangible assets sold to Allscripts.

For the nine months ended September 30, 2016, the benefit for income taxes in continuing operations was $19.2 million, compared with a $85 thousand provision for income taxes for the nine months ended September 30, 2017. The tax provision for the nine months ended September 30, 2017 in continuing operations included an income tax provision of the consolidated group based on an estimated annual effective tax rate. Prior to June 1, 2016, the provision for income taxes consisted of income tax provision for our corporate subsidiaries. For the nine months ended September 30, 2016, the tax benefit was mostly attributed to the reduction of deferred tax liability as a result of the amortization of NaviNet’s purchase accounting intangibles and the conversion of NantHealth from an LLC to a C corporation.

The effective tax rates for the nine months ended September 30, 2017 and 2016 in continuing operations were a provision of 0.08% and a benefit of 17.25%, respectively. The effective tax rate for the nine months ended September 30, 2017 in continuing operations differed from the U.S. federal statutory rate of 34% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a full valuation allowance on its net deferred tax assets. The effective tax rate through June 1, 2016 differed from the federal statutory rate primarily due to the fact that Nant Health, LLC was a limited liability company during most of that period. We converted from a pass-through entity to a C corporation, NantHealth, Inc., on June 1, 2016. Prior to the LLC Conversion, the tax provision represents that of Nant Health, LLC’s corporate subsidiaries (See Note 16 to the accompanying Condensed Consolidated Financial Statements for additional information on the LLC Conversion).

Loss from Discontinued Operations, Net of Income Taxes

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Loss from discontinued operations, net of tax	$(19,383)	$(10,482)	$(44,738)	$(32,045)	$(8,901)	84.9%	$(12,693)	39.6%
Comparison of three month periods ended September 30, 2016 versus 2017
For the three months ended September 30, 2017, the loss from discontinued operations, net of tax increased by $8.9 million or 84.9%. In the third quarter of 2017, we recorded a $6.6 million income tax expense related to the difference between the book and tax basis of certain intangible assets sold to Allscripts. Additionally, the variance was also due to a one month cost savings of $4 million as well as a reversal of bonus and stock compensation of $5.8 million. These increases were offset by a loss on disposal of $10.6 million as well as a decrease of expenses recorded to the P&L of $2.0 million in the third quarter of 2016 due to deferral of costs for a major Wellness project and capitalized internal use software.
Comparison of the nine month periods ended September 30, 2016 versus 2017
For the nine months ended September 30, 2017, the loss from discontinued operations, net of tax increased by $12.7 million or 39.6%. In the third quarter of 2017, we recorded a $7.0 million income tax expense related to the difference between the book and tax basis of certain intangible assets sold to Allscripts. Additionally, this variance was due to a one month cost savings of $4 million, reversal of bonus and stock compensation of $5.8 million. These increases were offset by a loss on disposal of $10.6 million as well as a decrease of expenses recorded to the P&L of $2.0 million in Q3 2016 due to deferral of costs for a major Wellness project and capitalized internal use software. Also, there was a $2.4 million reduction in revenue attributed to termination of a major contract in 2016 as well as a $1.2 million decrease in COS.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2017, we had cash and cash equivalents and marketable securities of $73.5 million, compared to $157.6 million as of December 31, 2016, of which $0.2 million and $3.0 million, respectively, related to foreign subsidiaries. We believe that our existing cash, cash equivalents and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital were private placement of membership interests prior to the IPO, debt financing agreements, including the NantCapital Note and Convertible Notes, and our IPO.

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

NantCapital Note
In January 2016, we issued the NantCapital Note to NantCapital, a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of September 30, 2017, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.

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

Cash Flows
The following table sets forth our primary sources and uses of cash for periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in):
Operating activities	$(73,469)	$(52,147)
Investing activities	(10,835)	(88,793)
Financing activities	(2,740)	210,506
Effect of exchange rate changes on cash and cash equivalents	184	246
Net increase (decrease) in cash and cash equivalents	$(86,860)	$69,812
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
In addition, our net loss in the nine months ended September 30, 2017 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges.
Cash used in operating activities of $73.5 million in the nine months ended September 30, 2017 was a result of our continued significant investments in research and development, sales and marketing, and increased expenses incurred as we became a public company, including costs associated with public company reporting and corporate governance requirements. In the nine months ended September 30, 2017, $87.1 million, or 56.7% of our net loss of $153.6 million consisted of non-cash items, including $23.3 million of depreciation and amortization, a $46.4 million net loss on related party equity investment, $10.7 million of loss on sale of business and dissolution of business component, $7.0 million deferred income taxes, net expense, a $0.2 million provision for accounts receivable bad debts, $0.7 million of inventory provision, and $3.3 million amortization of debt discounts and deferred financing offering costs, partially offset by a $0.2 million decrease in fair value of derivatives liability and $4.1 million decrease in stock-based compensation.
Changes in working capital reduced cash $7.0 million in the nine months ended September 30, 2017. The decrease in cash was primarily attributable to a $1.0 million reduction in accounts payable, a $4.1 million reduction in accrued and other current liabilities, a reduction of $2.1 million in deferred revenue, an increase of $2.0 million in deferred implementation costs, and an increase in prepaid expenses and other current assets of $0.5 million. This was partially offset by an increase of $2.1 million in related party payables, net, and decrease $0.6 million of related party receivables, net
Our net loss in the nine months ended September 30, 2016 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges. Cash used in operating activities of $52.1 million in the nine months ended September 30, 2016 was a result of our continued significant investments in research and development, sales and marketing, and increased expenses incurred as we became a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the nine months ended September 30, 2016, $62.3 million, or 50.1% of our net loss of $124.2 million consisted of non-cash items, including a $49.0 million in stock-based compensation, $23.0 million of depreciation and amortization, a $7.9 million equity in net loss of a related party investment, a $0.5 million provision for accounts receivable bad debts, a $0.5 million inventory provision, and other non-cash expenses of $0.1 million. The non-cash expenses were partially offset by non-cash income related to a deferred income tax benefit of $18.8 million.

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
We used $10.8 million of cash in investing activities in the nine months ended September 30, 2017 primarily comprised of $12.5 million of purchases of equipment offset by $1.7 million of cash consideration as an estimated working capital payment related to the AllScripts sale.
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
Financing Activities
Cash used in financing activities in the nine months ended September 30, 2017 of $2.7 million was due to payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan.

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
Contractual Obligations, Commitments and Contingencies
Other than the assignment of certain operating leases and license agreement with NorthShore to Allscripts related to the APA disclosed in Note 3, there have been no material changes during the nine months ended September 30, 2017 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
New Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” of accompanying Notes to Condensed Consolidated Financial Statements for a discussion of new accounting standards.
Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet arrangements.

Related Party Transactions
See Note 20 of the accompanying Condensed Consolidated Financial Statements for a discussion of related party transactions.
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
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, fees are fixed or determinable, and collectability is reasonably assured. While most of our arrangements include short-term payment terms, we on occasion provide payment terms to clients in excess of one year from the date of contract signing. We do not recognize revenue for arrangements containing these extended payment terms until such payments become due. Certain of our customer arrangements allow for termination for convenience with advanced notice. Such termination rights do not allow for refunds other than prepaid PCS or other services. These provisions do not affect the recognition of revenue. We also have certain arrangements which allow for termination and refunds of fees in the event that software acceptance by the customer has not occurred. In these instances, we will defer all revenue until software acceptance has occurred.
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
Phantom Unit Plan
On March 31, 2015, we approved the Phantom Unit Plan. The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11.6 million minus the number of issued and outstanding Series C units. As of September 30, 2017, we had 1.7 million phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to us for any reason. Our IPO satisfied the liquidity event condition, and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of our common stock, as determined by our board of directors.
We intend to settle all vested phantom unit payments held by United States-based participants in shares of our common stock and classified these awards as equity awards in our Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of vested phantom units, we issue recipients a net lower number of shares of common stock to satisfy tax withholding obligations, and remitted a cash payment for the related withholding taxes. During the nine months ended September 30, 2017, we issued 0.7 million shares of common stock, after withholding $0.4 million shares to satisfy tax withholding obligations.  We made a cash payment of $2.7 million to cover employee withholding taxes and employer payroll taxes upon the settlement of these vested phantom units.  We also paid $0.3 million to cash-settle 59 thousand vested phantom units held by participants of the Phantom Unit Plan based outside of the United States.
Change in fair value of derivative liability
We have classified the interest make-whole provision of our convertible notes due 2021 issued in December 2016 as a derivative liability that is recorded at fair value.  This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our Condensed Consolidated Statements of Operations and Comprehensive Loss as a change in fair value of the derivative liability.  The change in the fair value of this derivative liability of $0.2 million for the nine months ended September 30, 2017 is due primarily to the change in the value of our common stock from December 31, 2016 to September 30, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2017, we had $73.5 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. We do not enter into investments for trading or speculative purposes. We believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio.
As of September 30, 2017, our issued Convertible Notes had an aggregate principal amount of $107.0 million and our NantCapital Note had an aggregate principal amount of $112.7 million. Since the notes bear interest at fixed rates, we believe we have no financial statement risk or interest rate risk associated with changes in interest rates with respect to such notes.
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

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

Foreign Currency Risk
We maintain offices in the United Kingdom and have selected clients in the United Kingdom, Europe, the Middle East and Southeast Asia. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of September 30, 2017 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties have agreed to a stay of the case pending resolution of the motion to dismiss in in the federal Deora case. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

  In August 2017, a putative shareholder derivative action was filed in California Superior Court, Los Angeles County, captioned Engleman v. Soon-Shiong, et al., BC 671261. The complaint contains allegations similar to those in Deora, but asserts causes of action on behalf of NantHealth against various of the Company's current or former directors and officers for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. The Company has filed a motion to dismiss the case based on a provision in the Company's corporate charter requiring derivative actions to be brought in Delaware. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

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

We have engaged and may in the future engage in the acquisition or disposition of other companies, technologies, and businesses which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results. We have also recently announced a plan including organizational efficiency initiatives and other cost reduction opportunities that will allow us to focus on our core competencies of genomic sequencing, clinical decision support, connected care and payer engagement. For example, we reduced our personnel by 75 employees. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. Furthermore, if our efficiency and cost reduction efforts are unsuccessful, our cash position could be negatively impacted and we may, among other things, be required to seek additional sources of financing.

Additionally, we have not yet completed the integration of NaviNet business, technologies and service offering into our operations. We may not be able to integrate this new business, technologies and services offerings into our operations effectively or at all. Additionally, we may be unable to extract the synergies or benefits that we currently expect from these business, technologies and service offerings.

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
NantHealth solutions become more valuable as more accurate and clinically relevant information is integrated into them, and our ultimate outputs and recommendations to a patient, provider or payor are therefore highly dependent on the information that is input into our system. As a result, we will need to consistently and continuously have access to and integrate the most medically relevant and cutting edge clinical data and research studies with patient-specific real-time genomic and proteomic sequences and biometric data. To have access to biometric data in particular, we rely on patients, provider and payors to adopt devices that are compatible with our systems and they may not adopt such devices on a scale or at a rate sufficient to support our offerings or at all. Further, to have access to certain other data points, we rely in part on third parties to develop applications to generate more data to be integrated into NantHealth solutions. These third parties may never develop applications compatible with our software solutions or may develop them at a slower rate than our ability to address shifts in healthcare. To the extent we are unable to amass enough data, keep an inflow of current and continuous data or integrate and access the data we currently have to continue to populate NantHealth solutions, the network effects we expect will not be fully realized and our business may be adversely affected.
We may be unable to appropriately allocate our financial and human resources across our broad array of product and service offerings.
We have a broad array of product and service offerings. Our management team is responsible for allocating resources across these products and services, and may forego or delay pursuit of opportunities with certain products or services that later prove to have greater commercial potential. In August 2017, we announced a comprehensive restructuring plan that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities. Our resource allocation decisions may cause us to fail to capitalize on attractive products or services or market opportunities. Our spending on current and future research and development programs and future products or services may not yield commercially viable products or services, or may fail to optimize the anticipated network effects of NantHealth solutions. If our management team is unable to appropriately prioritize the allocation of our resources among our broad range of products and services in an efficient manner, our business may be adversely affected.
Risks related to our financial condition and capital requirements
We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We were organized as a limited liability company in Delaware and began operations in 2010. In June 2016, we converted to a Delaware corporation. Additionally, our business has operated as part of the larger NantWorks LLC, or NantWorks group of affiliated companies. Our limited independent operating history, particularly in light of the increasingly complex and rapidly evolving healthcare and technology markets in which we operate, may make it difficult to evaluate our current business and predict our future performance. In addition, we have acquired numerous companies or businesses over the past three years, including certain assets of NaviNet, and recently sold our provider/patient engagement solutions business to Allscripts. We have had limited experience operating these businesses as a whole and as such, it may be difficult to evaluate our current business and predict our future operating performance. In light of the foregoing, any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these challenges successfully, our business results will suffer.

We have a history of significant losses, which we expect to continue, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $184.1 million, $72.0 million during the years ended December 31, 2016 and 2015, respectively, and $42.4 million and $153.6 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, we had an accumulated deficit of $671.6 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.
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
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

•	increase our sales and marketing efforts to drive market adoption of NantHealth solutions (including GPS Cancer and NantHealth software solutions);

•	address competitive developments;

•	fund development and marketing efforts of any future platforms and solutions;

•	expand adoption of GPS Cancer and eviti platform solutions into critical illnesses outside of oncology;

•	acquire, license or invest in complimentary businesses, technologies or service offerings; and

•	finance capital expenditures and general and administrative expenses.

•	Our present and future funding requirements will depend on many factors, including:

•	our success in driving adoption of GPS Cancer;

•	our success in making GPS cancer reimbursable by payors;

•	our ability to achieve revenue growth;

•	the cost of expanding our products and service offerings, including our sales and marketing efforts;

•	our ability to achieve interoperability across all of our acquired businesses, technologies and service offerings to deliver networking effects to our clients;

•	the effect of competing technological and market developments;

•	costs related to international expansion; and

•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.
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
The Company has been named as a defendant in lawsuits arising out of our initial public offering and later public statements.  In March 2017, a number of putative class action securities complaints were filed in U.S. District Court California, naming as defendants the Company and certain of our executive officers and directors. Certain plaintiffs also named as defendants are investment banks who were underwriters in our initial public offering.  The complaints generally allege that defendants made material misstatements and omissions in violation of the federal securities laws.  The outcomes of litigation are difficult to predict. Plaintiffs may seek recovery of a substantial amount. The monetary and other impact of this action may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve this matter may be significant and divert management's attention from the operations of the Company. We cannot assure you that we will prevail in this lawsuit. If we are ultimately unsuccessful in this matter, we could be required to pay substantial amounts which might materially adversely affect our business, operating results and financial condition. For additional information, see Part II, Item 1, Legal Proceedings.
Risks related to our sequencing and molecular analysis solutions, including GPS Cancer
We may not be able to generate sufficient revenue from our sequencing and molecular analysis solutions, including GPS Cancer, or our relationships with sequencing and molecular analysis customers, to achieve and maintain profitability.
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions, including GPS Cancer, to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payors and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 3.1%, 0.6% and 0.1% of our total net revenue for the nine months ended September 30, 2017, and the years ended December 31, 2016 and 2015, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer into GPS Cancer. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.
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
Risks related to our system infrastructure and software solutions business
The market for our systems infrastructure and software solutions is new and unproven and may not grow.
We believe our future success will depend in large part on establishing and growing a market for our systems infrastructure and software solutions that are able to provide operational intelligence, particularly designed to collect and index machine data. Our systems infrastructure is designed to address interoperability challenges across the healthcare continuum. It integrates big data with real time resources and applies machine learning algorithms to inform and optimize treatment decisions. In order to grow our business, we intend to expand the functionality of our offering to increase its acceptance and use by the broader market. In particular, our systems infrastructure is targeted at those in the healthcare continuum that are transitioning from fee-for-service to a value-based reimbursement models. While we believe this to be the current trend in healthcare, this trend may not continue in the future. Our systems infrastructure is less effective with a traditional fee-for-service model and if there is a reversion in the industry towards fee-for-service, or a shift to another model, we would need to update our offerings and we may not be able to do so effectively or at all. It is difficult to predict client adoption and renewal rates, client demand for our software, the size and growth rate of the market for our solutions, the entry of competitive products or the success of existing competitive products. Many of our potential clients may already be party to existing agreements for competing offerings that may have lengthy terms or onerous termination provisions, and they may have already made substantial investments into those platforms which would result in high switching costs. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with such operating system and software applications particularly in light of the aforementioned shifting market dynamics. Although we have experienced adoption of our systems infrastructure and software solutions, the rate may slow or decline int he future, which would harm our business and operating results. In addition, while many large hospital systems and payors use our solutions, many of these entities use only certain of our offerings, and we may not be successful in driving broader adoption of our solutions among these existing users, which would limit our revenue growth.
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
Some of our software solutions store and display data from a variety of third-party sources for use in treating patients and to search and compare options for healthcare services and treatments. As part of our eviti platform solutions, we provide up-to-date information regarding cancer research, along with a list of potential treatments and relevant clinical trials seeking enrollment. Most of this data comes from health plans, our clients, published guidelines, peer-reviewed journals and other third parties. Because data in the healthcare industry is often fragmented in origin, inconsistent in format and often incomplete, the overall quality of certain types of data we receive can be poor. If these data are incorrect or incomplete or if we make mistakes in the capture or input of their data, or in our interpretation or analysis of such data, adverse consequences, including patient death and serious injury, may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain insurance coverage, we cannot assure that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs, reputational damage, and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.

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
If we are not able to enhance our systems infrastructure or software solutions to achieve market acceptance and keep pace with technological developments, our business will be harmed.
Our ability to attract new subscribers and licensees, and increase revenue from existing subscribers and licensees, depends in large part on our ability to enhance and improve our existing offerings and to introduce new products and services, including products and services designed for a mobile user environment. To grow our business, we must develop products and services that reflect the changing nature of business management software and expand our offerings. The success of any enhancements to our offerings depends on several factors, including timely completion, adequate quality testing and sufficient demand. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products or services, enhance our existing offerings to meet subscriber requirements or otherwise gain market acceptance, our business and operating results will be harmed.
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

For example, in order to deliver the full functionality offered by some of our solutions, we need access, on behalf of our customers, to sources of pricing and claims data, much of which is managed by a limited number of health plans and other third parties. We have developed various long-term and short-term data sharing relationships with certain health plans and other third parties, including many of the largest health plans in the United States. The health plans and other third parties that we currently work with may, in the future, change their position and limit or eliminate our access to pricing and claims data, increase the costs charged to us for access to data, provide data to us in more limited or less useful formats, or restrict our permitted uses of data. Furthermore, some health plans have developed or are developing their own proprietary price and quality estimation tools and may perceive continued cooperation with us as a competitive disadvantage and choose to limit or discontinue our access to pricing and claims data. Failure to continue to maintain and expand our access to pricing and claims data will adversely impact our ability to continue to serve existing clients and expand our other offerings to new clients.
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
Our sales cycle can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our offerings and solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Additionally, many of our potential clients are typically already in long-term contracts with their current providers and face significant costs associated with transitioning to our offerings and solutions. As a result, potential customers typically undertake a significant evaluation process, which frequently involves not only NantHealth solutions and component systems infrastructure and platforms but also their existing capabilities and solutions, and can result in a lengthy sales cycle. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of NantHealth solutions and component systems infrastructure are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. For example, at this time, hospitals in the United States face significant uncertainty over the continuing impact of federal government budgets, and continuing changes in the implementation and deadlines for compliance with the Patient Protection and Affordable Care Act of 2010, or ACA, and other healthcare reform legislation, as well as potential future statutes and rulemaking. Many of our potential hospital clients, in particular, have used all or a significant portion of their revenues to comply with federal mandates to adopt electronic medical records in order to maintain their Medicaid and Medicare reimbursement levels. In the event we are unable to manage our lengthy and unpredictable sales cycle, our business may be adversely affected.

We bill our clients and recognize revenue over the term of the contract for certain of our products. As a result, near term declines in new or renewed agreements for these products may not be reflected immediately in our operating results and may be difficult to discern.
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
During the year ended December 31, 2016, we derived 10.6% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 10.2% of our revenue through a customer relationship with a major health plan from our acquisition of NaviNet. During the three months ended September 30, 2017, we derived 13.6% of our revenue through this reseller and another 1.0% of our revenue through another major customer. During the nine months ended September 30, 2017, we derived 12.6% of our revenue through this reseller and another 9.8% of our revenue through NaviNet's major customer. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause upon 12 months’ written notice, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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

For our SaaS solutions, we typically enter into master services agreements with our clients. These agreements generally have stated terms of three to five years. Our clients have no obligation to renew their subscriptions for our offering after the term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Factors that are not within our control may contribute to a reduction in our contract revenue. For instance, our clients may reduce their number of employees, which would result in a corresponding reduction in the number of employee users eligible for our offering and thus a lower aggregate monthly services fee. Our future operating results also depend, in part, on our ability to sell new solutions to our existing customers. If our clients fail to renew their agreements, renew their agreements upon less favorable terms or at lower fee levels, or fail to purchase new solutions from us, our revenue may decline or our future revenue may be constrained.
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
In addition to past investments made in NantHealth solutions, component systems infrastructure and platforms, we have invested, and will continue to invest, significant resources in research and development and in acquisitions to enhance our existing offerings and introduce new high quality applications and services. If existing clients are not willing to make additional payments for such new applications, or if new clients do not value such new applications, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose clients. Our operating results would also suffer if our innovations and acquisitions are not responsive to the needs of our clients, are not appropriately timed with market opportunity or are not effectively brought to market.
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
If we cannot implement NantHealth solutions and component systems infrastructure and platforms for customers in a timely manner, we may lose customers and our reputation may be harmed.
Our clients have a variety of different data formats, enterprise applications and infrastructures, and NantHealth solutions and component systems infrastructure and platforms must support our clients’ data formats and integrate with complex enterprise applications and infrastructures. Similarly, our connectivity devices and applications must interact with a wide variety of devices and data formats. If our platforms do not currently support a customer’s required data format or appropriately integrate with a customer’s applications and infrastructure, then we must configure our systems infrastructure to do so, which increases our expenses. Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. Further, our implementation capacity has at times constrained our ability to successfully implement our offering for our clients in a timely manner, particularly during periods of high demand. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs, customers could become dissatisfied and decide not to increase usage of our offering, or not to use our offering beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could penetrate our customer relationships.
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
Although our product offerings target the new and emerging market for evidence-based personalized healthcare technology solutions, we compete against a variety of large software vendors and smaller specialized companies, open source initiatives and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•
Payer-provider collaboration vendors, such as Availity, LLC, Change Healthcare, Inc. (formerly Emdeon), Experian Information Solutions, Inc. (including its Passport division), Healthx, Inc. and HealthTrio, LLC;

•
Medical device data system and device connectivity vendors, such as Qualcomm Technologies, Inc. (formerly Capsule Tech, Inc.), Cerner Corporation, Bernoulli Enterprise, Inc., General Electric Company and Medical Information Technology, Inc.; and

•
Healthcare information technology decision support vendors such as The Advisory Board Company, Castlight Health, Inc., or Castlight Health, HealthCatalyst, Inc., or HealthCatalyst, International Business Machines Corporation, or IBM, Inovalon Holdings, Inc., or Inovalon, and Truven Health Analytics, or Truven (acquired by IBM).

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
The markets for cloud-based data platforms and internet-based business services such as NantHealth solutions and component systems infrastructure and platforms and their associated offerings, are in the early stages of development, but the market is competitive even at this stage, and we expect it to attract increased competition, which could make it hard for us to succeed. We currently face competition for one or more of our offerings from a range of companies, including EHR vendors such as Allscripts, Cerner, Epic, and GE Healthcare, and healthcare IT decision support vendors such as Castlight Health, IBM, Inovalon and Truven (acquired by IBM). In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offerings to customers have in some cases developed their own cost and quality estimation tools and provide these solutions to their customers at discounted prices or often for free. If enterprises do not perceive the benefits of our services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would materially adversely affect our operating results. In addition, as a new company in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. If any of these risks occur, it could materially adversely affect our business, financial condition or results of operations.

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
Risks related to our connected care solutions, hardware and software
We rely on third-party manufacturers to manufacture our connected care devices, such as HBox, GlowPack and GlowCap. Any failure by a third-party manufacturer to produce supplies for us may delay or impair our ability to provide our connected care devices, which are an integral part of our learning ecosystem.
We rely upon third parties for the manufacture of our connected care devices and intend to continue to do so in the future. We currently do not have any material agreements with third-party manufacturers for our connected care devices. As demand for our products increase, we may seek to enter into long-term third-party manufacturing agreements. If our third-party manufacturers are unable to deliver sufficient quantities of products on a timely basis or we encounter difficulties in our relationships with these manufacturers, the manufacture and sale of our products may be disrupted, and our business, operating results and reputation could be adversely affected. If we are unable to arrange for third-party manufacturing sources, or unable to do so on commercially reasonable terms, we may not be able to deliver our products to clients in a timely manner, or at all.
Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party to comply with applicable regulatory laws, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that certain of our connected care devices be manufactured in compliance with Quality System Regulations, or QSR, and similar standards in foreign markets where we sell our products. Any failure by our third-party manufacturers to comply with QSR or failure to scale up manufacturing processes as needed, including any failure to deliver sufficient quantities of products in a timely manner, could have a material adverse effect on our business, financial condition, operating results and cash flows. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action.
Our solutions, including our connectivity care hardware and software may experience design or manufacturing defects from time to time that can result in reduced network effects to NantHealth solutions and component systems infrastructure and platforms which could materially and adversely affect our business.
We sell hardware and software solutions, including our connected care hardware and software, that could contain design or manufacturing defects in their materials, hardware, or software. These defects could include defective materials or components, or “bugs” that can unexpectedly interfere with the products’ intended operations or result in inaccurate data. Failure to detect, prevent, or fix defects could result in a variety of consequences, including returns of products, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results. If our products fail to provide accurate measurements and data to users, then the network effects of our adaptive clinical learning system may be materially and adversely impacted.
Our solutions, including our connected care hardware and software could give rise to product liability claims and product recall events that could materially and adversely affect our financial condition and results of operations.

The development, manufacturing and sale of medical devices expose us to significant risk of product liability claims, product recalls and, occasionally, product failure claims. We face an inherent business risk of financial exposure to product liability claims if the use of our connected care devices, including our connectivity suite hardware and software results in personal injury or death. Substantial product liability litigation currently exists within the medical device industry. Some of our connected care devices may become subject to product liability claims and/or product recalls. Future product liability claims and/or product recall costs may exceed the limits of our insurance coverages or such insurance may not continue to be available to us on commercially reasonable terms, or at all. In addition, a significant product liability claim or product recall could significantly damage our reputation for producing safe, reliable and effective products, making it more difficult for us to market and sell our products in the future. Consequently, a product liability claim, product recall or other claim could have a material adverse effect on our business, financial condition, operating results and cash flows.
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
We are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including but not limited to communications with patients and providers such as providing interpretations of the GPS Cancer reports and resolving any disputes, ensuring customer satisfaction, billing and collections and patient and physician engagement. At June 30, 2017 and at December 31, 2016, the Company determined that other than temporary impairments of $35,991 and $29,816, respectively, in the value of the investment in NantOmics had occurred. The estimated decline in the fair value of NantOmics was primarily caused by a change in the risk profile of our financial projections for NantOmics resulting from the delay in our GPS revenue growth. If NantOmics is unable to successfully handle its aspects of our sequencing and molecular analysis solutions or we are unable to successfully handle our aspects of delivering our sequencing and molecular analysis solutions, our business will be adversely affected.
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
We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service. These licenses are generally commercially available on varying terms, however it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in providing NantHealth solutions (including eviti, NaviNet apps, Connected Care solutions, and GPS Cancer) until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could damage our reputation, harm our ability to attract and maintain clients and decrease our revenue.
We are heavily dependent on our senior management, particularly Dr. Patrick Soon-Shiong, and a loss of a member of our senior management team in the future could harm our business.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the continued performance and active participation of certain key individuals, including Dr. Patrick Soon-Shiong, our Chairman, Chief Executive Officer and our principal stockholder. Although we expect Dr. Patrick Soon-Shiong will continue to devote on average at least 20 hours per week to our company, he will continue to primarily focus on NantKwest, Inc., or NantKwest, a publicly-traded, clinical-stage immunotherapy company, of which he is Chairman and Chief Executive Officer. Dr. Patrick Soon-Shiong will also devote time to other companies operating under NantWorks, a collection of multiple companies in the healthcare and technology space that Dr. Patrick Soon-Shiong founded in 2011. We do not believe Dr. Patrick Soon-Shiong has any material conflicting obligations as a result of his involvement with other companies. Additionally, we are dependent on commercial relationships with various other parties affiliated with NantWorks and with Dr. Patrick Soon-Shiong, including NantOmics, as described in Note 11 of the accompanying Condensed Consolidated Financial Statements, and we may enter into additional relationships in the future. If Dr. Patrick Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all. The risks related to our dependence upon Dr. Patrick Soon-Shiong are particularly acute given his ownership percentage and role in our company. If we were to lose Dr. Patrick Soon-Shiong, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. We have not entered into, nor do we intend to enter into, an employment agreement with Dr. Patrick Soon-Shiong.
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of September 30, 2017, the total value of our goodwill and intangible assets, net of accumulated amortization was $186.2 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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

We may, from time to time, transition our data hosting to new or alternative providers. In connection with these transitions, we will be moving, transferring or installing some of our equipment, data and software to and in other facilities. Despite precautions taken during this process, any unsuccessful transfers may impair the delivery of our one or more of our offerings. Further, any damage to, or failure of, our systems generally could result in interruptions in one or more of our offerings. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, may cause clients to terminate one or more of our offerings and may adversely affect our renewal rates and our ability to attract new clients. Our business may also be harmed if our clients and potential clients believe one or more of our offerings are unreliable.
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
Failure to manage our future growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.
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
We are a global company with operations both inside and outside the United States. For example, we have foreign wholly owned subsidiaries, including NantHealth Singapore Pte Ltd., New NantHealth Canada, Inc. and NaviNet Limited. As a result, a portion of our operations are conducted by and/or rely on entities outside the United States. We may therefore be denied access to our customers or suppliers as a result of economic, legislative, political and military conditions in such countries.
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
We have developed and acquired numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payor-provider collaboration platform. As part of this and other acquisitions, we acquired patents and other intellectual property. As of November 10, 2017, our patent portfolio consists of the following matters relating to our proprietary technology and inventions: (i) three issued U.S. patents, of which two are U.S. utility patents and one is a U.S. design patent; (ii) 15 pending U.S. patent applications, one of which is allowed; (iii) no issued patents outside the United States; and (iv) two patent applications pending in jurisdictions outside the United States.

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
We rely on our clients, and we contractually obligate them, to provide us with accurate and appropriate data and directives for our actions. We rely upon our clients, as users of our solutions and systems infrastructure, for key activities to produce proper claims for reimbursement. Failure of clients to provide these data and directives or to perform these activities may result in claims against us that our reliance was misplaced.
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
As of November 10, 2017, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 64.7% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 84% of the outstanding equity and approximately 99% of the outstanding voting equity as of September 30, 2017. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 64.7% of the voting power of our common stock as of November 10, 2017. Additionally, one of our other directors, Mark Burnett, is an affiliate of NantWorks by virtue of his appointment as a board member to NantBio, Inc., an entity controlled by NantWorks, in May 2016.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 64.7% of the voting power of our common stock, as of November 10, 2017), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
None.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit	Filing	Filed
				Date	Herewith

2.2	Asset Purchase Agreement dated as of August 3, 2017, between Allscripts Healthcare Solutions, Inc. and NantHealth Inc.	8-K	2.1	August 31, 2017

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

NantHealth, Inc.

(Registrant)

Date:	November 13, 2017

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Paul Holt
		By:	Paul Holt
		Name:	Chief Financial Officer
		Its:	(Principal Financial and Accounting Officer)