Form 10-K
period 2017-12-31
NantHealth, Inc.
filed 2018-03-16
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐  NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2017, based on a closing price $4.23 per share of common stock on the NASDAQ Global Select Market on June 30, 2017, was approximately $155.6 million.
The number of shares of Registrant’s common stock, $0.0001 par value per share, outstanding as of March 12, 2018 was 108,579,229.

NantHealth, Inc.

Form 10-K
For the year ended December 31, 2017

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as DeviceConX, GPS Cancer, HBox, Vitality, VitalsConX, NaviNet, Eviti, Eviti | Connect, Eviti | IQ, and other marks relating to our Eviti product line are used in this Annual Report on Form 10-K. Solely for convenience, the trademarks and service marks referred to in this Annual Report on Form 10-K are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

•
our plans or ability to obtain reimbursement for our sequencing and molecular analysis solution, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payers, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;

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

PART I
Item 1. Business
Overview
NantHealth is a next-generation healthcare company that is transforming the way critical diseases, such as cancer, are known and treated. Specifically, we employ precision medicine and technology to give physicians, payers, and patients more actionable information than ever before.
To accomplish this, we employ a unique systems-based approach to personalized healthcare applying novel diagnostics tailored to the specific molecular profiles of patient tissues and integrate this molecular data in a clinical setting with large-scale, real-time biometric signal and phenotypic data to track patient outcomes and deliver precision medicine. For nearly a decade, we have developed an adaptive learning system that integrates our unique molecular profiling solution, software and hardware. Our systems infrastructure collects, indexes, analyzes and interprets billions of molecular, clinical, operational and financial data points derived from novel and traditional sources to continuously improve decision-making and optimize our clinical pathways and decision algorithms over time. As a pioneer in the era of big data and augmented intelligence, we believe we are uniquely positioned to benefit from multiple significant market opportunities as healthcare providers and payers transition from fee-for-service to value-based reimbursement models and accelerate their pursuit of evidence-based clinical practice.
Our mission is to show the world a better path to the cure and to empower:

•	providers to seamlessly act on the best evidence-based information available to better fulfill their roles as caregivers rather than financial managers;

•	payers with the necessary tools to better fulfill their roles as stewards of an increasingly complex and rapidly evolving healthcare system;

•	biopharmaceutical companies to accelerate development of drugs for critical illnesses based upon the unique biology and specific health conditions of patients; and

•	patients with the knowledge to enable active participation in the management of their own health, or self-care.

We derive revenue from sales of software-as-a-service, licensed software and maintenance, hardware, services, and molecular analysis services (including GPS Cancer) to healthcare providers, payers and self-insured employers.
We Are Uniquely Positioned to Address Transformative Shifts across the Healthcare Continuum

The efficiency and effectiveness of the current healthcare system is often hindered by the complex, dynamic interplay of three uncoordinated and segregated domains: the knowledge domain, the care delivery domain, and the payer domain. The disparate nature of these domains, and their often-inconsistent incentives and conflicting priorities, can inhibit interoperability and coordination. We believe two simultaneous, transformative shifts are highlighting these critical deficiencies of the current healthcare environment:

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

2.
A paradigm shift to molecularly precise and real-time biometric-driven medicine, with both massive volumes and rapidly expanding repositories of complex data from traditional and novel sources. Advances in molecular medicine require healthcare providers to promptly aggregate, evaluate and synthesize hundreds to thousands of relevant facts in real time to arrive at a single patient decision. Molecular profiling often generates hundreds of gigabytes of data per patient, which must then be transported, stored, analyzed and interpreted with supercomputing and/or high-performance computing environments. We believe the rapid pace of medical advancements, the massive amount of molecular data and the frequency of biometric information is overwhelming many providers’ ability to process that information at the point of care, thereby inhibiting the paradigm shift to individualized medicine.

We believe these shifts and the associated challenges require next-generation and advanced technology systems that deliver more information than ever available before, faster and with more relevance and accuracy than healthcare continuum has experienced. NantHealth has the unique ability to extract, normalize, assemble, analyze and interpret the increasingly overwhelming relevant data to implement molecularly precise, biometrically monitored medicine and effectively transition to value-based care. Given the magnitude of these shifts and the difficulty involved in addressing the associated challenges, we believe our solution platforms are unmatched and put us best positioned to be at the forefront of multiple large and growing market opportunities. We estimate that the potential market size of our combined solution offerings exceeds $50 billion globally. We have invested significant capital and healthcare and biotechnology expertise over nearly a decade to develop, acquire and integrate the components that we believe address many of the challenges faced by stakeholders across the continuum of care.
Our Strategy
Our goal is to become the leading evidence-based, personalized healthcare company transforming the way critical diseases, such as cancer, are known and treated. We seek to enable clients to deliver improved patient outcomes and more effective treatment decisions for critical illnesses by applying novel diagnostics tailored to the specific molecular profiles of patient tissues and integrated clinically with large-scale, real-time biometric signal and phenotypical data. To accomplish this goal, we plan to deploy NantHealth solutions designed to address and accelerate the transformational shifts occurring in healthcare: rapid evolution from traditional fee-for-service to value-based models and the paradigm shift to molecularly precise and real-time biometric driven medicine. The key elements of our strategy include:

•
Driving global reimbursement, awareness, and adoption of GPS Cancer. To drive the growth of GPS Cancer in the United States, we have deployed an integrated, multi-pronged strategy to (1) obtain reimbursement through large national and regional payers and self-insured employers and (2) drive oncologist awareness and adoption in those regions with reimbursement. Likewise, we are pursuing international growth through a combination of reseller agreements and other unique partnership models to yield predictable and recurring revenue. To date, we have announced agreements and agreements in principle for US insurance coverage for GPS Cancer with health plans, providers and self-insured employers, as well as reseller agreements in multiple countries outside of the US. Traction amongst commercial payers, employers, and partners continues to accelerate globally. We are also increasing recognition of GPS Cancer through engaging and educating oncologists, cancer patients, caregivers, patient advocacy groups and other key oncology stakeholders, and communicating patient outcomes through peer-reviewed journals and conference presentations. Finally, we are a founding member of the Cancer Breakthroughs 2020 Global Immunotherapy Coalition, which we believe will help accelerate the adoption and validation of GPS Cancer.

•
Increasing sales of NantHealth solutions, to healthcare providers, payers and self-insured employers. We are marketing NantHealth solutions to healthcare providers transitioning from fee-for-service reimbursement models to value-based care models in pursuit of improved patient outcomes and lower costs. We believe we are positioning NantHealth as a next-generation payer intermediary and partner with healthcare payers and self-insured employers as they roll out value-based model partnerships and transition to value-based precision care.

•
Broadening usage of our solutions among existing clients. Our broad portfolio of NantHealth solutions affords us a unique ability to expand our agreements with existing clients through cross-selling opportunities. We are actively focused on leveraging existing relationships to create these opportunities to drive additional revenue for our solutions including GPS Cancer and NantHealth software solutions. Many of our clients are already successfully using certain of our solutions, and we are working to demonstrate the full value of our integrated systems infrastructure and platforms.

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

•
Developing new features and functionality for NantHealth solutions. We plan to continue to leverage NantHealth solutions to create new features and functionality that our clients can use to drive improved patient outcomes and lower the cost of care. This includes expansion of our molecular profiling portfolio expected to broaden clinical utility and enhance usability.

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
In response to the rising cost of healthcare, government and private payers and providers are introducing value-based care models. In value-based models, providers assume increased levels of clinical and financial responsibility for patient outcomes, instead of being reimbursed strictly based on the quantity of services provided. For example, the U.S. Department of Health and Human Services, or HHS, has set a goal of tying 30 percent of Medicare fee-for-service payments to quality or value through alternative payment models by 2016 and 50 percent by 2018. We believe that healthcare platforms that efficiently assist healthcare stakeholders to transition to these value-based models will be best positioned to capture this opportunity.
Challenges associated with the adoption of value-based models
The healthcare continuum can be viewed as an aggregation of three distinct domains:

•	The knowledge domain, including academic centers, scientific institutions and companies that discover and commercialize medical and scientific knowledge;

•	The care delivery domain, including hospitals, physicians and other constituents that deliver healthcare to patients; and

•	The payer domain, including insurers, governments and self-insured employers that administer and provide funding to the healthcare system.

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
Despite a clear need, the design and implementation of next-generation interoperable systems has been limited due to reliance on legacy, site-specific, fee-for-service technology systems and infrastructure. Since the passage of the HITECH Act in 2009, providers and payers have made significant investments in EHRs, and other technologies meant to enable the transition to value-based care. Despite extensive investment and coordination, the introduction of value-based models has been limited due to the shortcomings of legacy, proprietary systems and the reliance on unstructured data that hinders interoperability and cannot be sufficiently shared or manipulated to produce actionable findings. Value-based models require collection and analysis of longitudinal treatment, outcomes and financial data at the patient level, regardless of treatment site. Critically, these systems must also securely safeguard patient data in compliance with stringent HIPAA and other privacy regulations. We believe that there is a significant need for interoperability platforms that dynamically access, normalize, integrate and update information from disparate sources across the healthcare continuum in real time. Secure interoperability platforms can allow for more comprehensive solutions development that proactively connect, deliver business and clinical intelligence and enable enhanced provider and patient engagement.

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
Our Market Opportunity
We believe the increasing focus on value-based reimbursement models and evidence-based, personalized medicine will drive validation and adoption of NantHealth solutions. Recent statistics show that 41% of Americans will be diagnosed with cancer at some point in their lives, resulting in a potential $173 billion of medical costs by 2020. Additionally, we see the precision medicine market growing substantially as comprehensive diagnostics and evidence-based medicine become increasingly important across multiple disease areas and likely assuming greater share of the combined biopharmaceutical and diagnostics markets. We expect several factors to drive adoption of our universal diagnostics solution GPS Cancer, which enables an increased understanding of molecular pathways and their targets, such as:

•	Improved pharmacoeconomics, including the use of more cost-effective drugs approved for other indications (such as asthma and diabetes) in cancer treatment regimens;

•	A clearer understanding of critical drug resistance information;

•	Increased adoption of bundled payments as providers and payers recognize the efficiency of optimized therapies; and

•	Increased awareness and published clinical results demonstrating the benefits of evidence-based molecular medicine.

We believe the potential addressable market for NantHealth solutions to be in excess of $50 billion annually and will continue to grow in relation to the market-share gains of value-based models and the adoption of precision medicine.

NantHealth Solutions
Our NantHealth solutions comprise a highly differentiated, integrated model for the delivery of healthcare, comprised of our unique molecular profiling solution, software, and hardware systems infrastructure, which integrates patient data management, bioinformatics, and molecular medicine, enabling value-based care and evidence-based clinical practice. Our platform and our multi-domain solutions are designed to address some of the most pressing cross-domain challenges across the healthcare continuum. Built upon our unifying systems infrastructure, our solutions are single-domain and cross-domain offerings that can be applied, for example, within a hospital system or for a hospital system and a commercial insurance provider in an Accountable Care Organization, or ACO, crossing multiple domains. We believe this integrated and comprehensive systems-based approach uniquely positions us (i) to deliver 21st century molecular and biometric signature-driven precision medicine and potentially change the current paradigm of uncoordinated healthcare and (ii) as a next-generation payer intermediary who facilitates payment for value.

•
Cancer Care Solutions. Our comprehensive set of interoperability, advanced diagnostics, risk stratification and decision support solutions (Eviti) can enable our clients to improve decision-making and coordinate care across the healthcare continuum. Our molecular profiling solution, GPS Cancer, is the only comprehensive and commercially available molecular profiling solution that integrates whole genome (comparing both a patient’s normal and tumor tissue), RNA, proteomic and molecular pathways information into a clinical report that analyzes this data and identifies actionable targets and potential clinical treatment options.

•
Provider Solutions. Our provider solution software, comprised of an integration of our various solutions, including DeviceConX, VitalsConX and NaviNet, leverage the data available on our systems infrastructure to enable patient-centered engagement and coordination across care locations. Our NantHealth software solutions include real-time vitals connectivity, and clinical and administrative workflows including eligibility and benefits, claims, referral and readmissions management solutions. Our device connectivity modules and flexible applications analyze and interpret patient and provider-specific information and can deliver critical clinical and administrative insights.

•
Payer Solutions. Our payer NantHealth software solutions establish daily access to the clinical practice and caregiver and leverage the data available on our systems infrastructure to facilitate payment for value. We believe our position between the payer and the provider allows us to align incentives as a next-generation payer intermediary, to help payers ensure consistent evidence-based treatment pathways and to accelerate pre-adjudication and lower administrative overhead for providers. This can ultimately drive quality of care and streamline workflows while improving control over the administrative and operating costs associated with eligibility and benefits, claims processing, referrals, authorizations, document exchange and review utilization. Our multi-payer collaboration solution, NaviNet Open, offers provider end users a uniform set of workflows and services across many or all the payers with whom they routinely collaborate. This multipayer experience benefits payers and providers alike. Providers can benefit from a uniform experience and toolset across multiple payer relationships, and the payer can benefit from the uniform application of best practices, tools, and options, as well as the reduction in costly errors and phone-based interactions that can stem from a non-uniform end-user experience.

We designed our NantHealth solutions to enable providers, payers and self-insured employers to overcome challenges encountered across the knowledge, care delivery, and payer domains within the healthcare continuum.
We are a leading vendor of payer-provider collaboration solutions (NaviNet Open), with a national provider network of approximately 800,000 active user accounts on the NaviNet platform across all 50 states. We also estimate that over 75% of all oncology practices in the United States have used Eviti, our decision support solution.
In this Annual Report, “active user account” means a NaviNet Open user account for which the applicable user has established or reset their permanent password in the previous 120 days.
Our Systems Infrastructure
Our unique interoperable systems infrastructure has been built over the last decade to address the knowledge, care delivery and payer domains. As of December 31, 2017, our NantHealth solutions or their components have been widely adopted, processing nearly 50 million payer-provider transactions per month with approximately 853,000 active user accounts nationwide.

NantHealth software solutions is a powerful systems infrastructure that organizes and integrates the data streams that form the foundation of our adaptive learning system. It serves as the foundation of our platforms and products and provides critical data and inter- and intra-domain interoperability to coordinate the complex, dynamic interplay of otherwise uncoordinated and segregated healthcare data. This systems-based approach enables the near real-time transfer and clinical translation of genomic and proteomic analysis, biometric signal data and actionable information to the care delivery domain, with access to a HIPAA-compliant cloud, providing the coordination of reimbursement between the care delivery domain and the payer domain. We have created and are applying a highly scaled, adaptive learning system that is designed to address many of the specific limitations and complexities of the current siloed healthcare system.
Our Systems Infrastructure is comprised of:

•	Access to next-generation genomic and proteomic analysis technologies with near real-time bioinformatics, provided as part of GPS Cancer through our affiliate, NantOmics;

•	Access to a secure HIPAA-compliant cloud environment; and

•
Device connectivity in over 350 client sites to what we estimate to be approximately 30,000 medical devices and collecting tens of billions of vital signs annually with the ability to connect to over 425 medical device models.

Our access to CAP- and CLIA-certified sequencing capability, coupled with supercomputer environments, enables us to deliver comprehensive genomic and quantitative proteomic analysis. We have established a HIPAA-compliant, secure and scalable cloud computing, storage and transport infrastructure capable of processing, storing and transporting petabytes of diverse, protected patient data. Our device connectivity and real-time biometric monitoring software and hardware solutions allow us to aggregate data through the open architecture platform, from one of the largest libraries of in-hospital and remote medical devices and wearables on the market. Our cloud-based NantHealth software solutions accesses, integrates and updates information from disparate clinical, operational and financial systems to create a dynamic and actionable dataset. This framework enables us, our clients and third-party partners to develop an integrated ecosystem of compatible applications.
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
Product Overviews
GPS Cancer:
GPS Cancer is a comprehensive molecular profile that integrates whole genome (DNA) sequencing of tumor and normal germline samples, whole transcriptome (RNA) sequencing, and quantitative proteomics by mass spectrometry, providing oncologists with unprecedented insights into the unique molecular signature of a patient’s cancer to inform personalized treatment strategies. The results of the GPS Cancer profile can provide oncologists with insight into cancer therapies that may have potential benefit - including active clinical trials - and those therapies to which the cancer may be resistant. GPS Cancer profiling is conducted in CLIA-certified and CAP-accredited laboratories.

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
By enabling informed therapy selection and utilization, GPS Cancer brings various opportunities to impact both cost and quality of care for individuals with cancer, such as:

•
Avoiding ineffective therapy usage: By providing molecular insight into sensitivity or resistance to specific drugs, GPS Cancer may help oncologists identify regimens that are unlikely to benefit the patient. This insight may help avoid use of high-cost therapies that are unlikely to help the patient.

•	Decreasing treatment cycles through improved therapy selection: Therapies selected based on molecular evidence of likely benefit may require fewer cycles to achieve response.

•
Increasing clinical trial participation: For many advanced cancers, standard-of-care drug options are quickly exhausted, and clinical trials represent a source of additional options for patients. GPS Cancer helps identify trials that may be applicable to the patient based on their tumor’s molecular profile.

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
GPS Cancer Report
Our GPS Cancer solution further leverages novel adaptive machine learning algorithms that match the identified alterations to an extensive and evolving library of signaling pathways, drugs and drug targets, regardless of indication, to provide predictive analyses that can enable the physician to make decisions regarding the potential efficacy of personalized therapies, as well as points of resistance. GPS Cancer results are available to the ordering physician in a concise report. While the GPS Cancer report does not recommend treatments, it can enable the treating physician to develop a personalized treatment plan after discussing with the patient the available treatment options and the potential risks associated with each treatment option. The GPS Cancer report can be utilized by the physician in several ways. The report may:

•	List targets based on DNA/RNA/quantitative protein analysis that may be treated by FDA-approved drugs either in an on-label or off-label manner based on peer-reviewed clinical data;

•	List findings that suggest a particular targeted therapy which the physician would otherwise use may not work due to a potential resistance marker;

•	List the quantitative expression of certain proteins that suggest a chemotherapy agent may be more likely, or alternatively, less likely, to work;

•	Provide information on key biomarkers that inform the use of immunotherapy, including PD-L1, tumor mutational burden, and microsatellite instability (MSI);

•	Provide the information necessary for the physician to decide whether it is appropriate to place the patient in a clinical trial; and

•
Provide key information based on germline sequencing, including germline mutations in cancer predisposition genes and confirmation of provenance - i.e., that the tumor being tested comes from the intended patient.

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

Subsequently, we have announced coverage of GPS Cancer by providers as well as self-insured employer groups. GPS has also been selected as the molecular profiling tool of choice for other projects (e.g., pilot, research study), including the Philadelphia Coalition for a Cure, which is seeking to advance treatment options for patients with brain tumors. We believe traction among commercial payers and self-insured employers will continue to grow.
Competitive Advantage of GPS Cancer’s Comprehensive Molecular Analysis Capabilities
Current approaches to enabling precision cancer care have various limitations described below. GPS Cancer is specifically designed to help oncologists overcome these challenges.
Clinical challenge #1: DNA-only, tumor-only gene panels (i.e., without tumor-germline comparison) may result in inaccurate mutation calls in druggable targets.
GPS Cancer includes:

•	RNA sequencing to confirm DNA alterations that may result in expression of abnormal proteins; and

•
Tumor-germline comparison to (1) help avoid inappropriate therapies due to misinterpretation of inherited mutations as somatic and (2) confirm provenance - i.e., that the tumor being tested comes from that patient.

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
The importance of this precise and comprehensive approach has been increasingly emphasized by a growing body of evidence.
In 2015, Johns Hopkins released a study identifying the limitations of tumor-only sequencing, concluding that “a tumor-only sequencing approach could not definitively identify germline changes in cancer-predisposing genes and led to additional false-positive findings comprising 31% and 65% of alterations identified in targeted and exome analyses, respectively, including in potentially actionable genes. These data suggest that matched tumor-normal sequencing analyses are essential for precise identification and interpretation of somatic and germline alterations and have important implications for the diagnostic and therapeutic management of cancer patients.”

The limitations of DNA-only molecular testing were revealed in 2015, where data were presented on 3,783 patients at the 2015 annual meeting of the American Society of Clinical Oncology, or ASCO, entitled “Genomics, Transcriptomics, and Proteomics in the Clinical Setting: Integrating Whole Genome and RNA Sequencing with Quantitative Proteomics to Better Inform Clinical Treatment Selection” showed that only a small number of altered DNA actually resulted in increased expression of a given actionable gene. In many instances, increased expression of an actionable gene could not be traced back to an alteration in the DNA. In a largest proportion of positive mutation calls as determined by the gene panel, no increased RNA expression occurred, thus potentially resulting in a false positive gene panel reading.
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

Clinical challenge #2: Most available molecular tests inform use of targeted therapies only. Those that inform use of chemotherapy rely on immunohistochemistry (IHC), a qualitative approach.
GPS Cancer is the only test that utilizes quantitative proteomics by mass spectrometry, providing insight into expression levels of clinically-relevant proteins, which can indicate sensitivity or resistance to commonly-used chemotherapies, targeted therapies, and immunotherapies, or may suggest new treatment options that had not been considered.
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

Within our oncology solutions, Eviti, our decision support solution, provides evidence-based clinical decision support, which is a critical element to ensure optimal treatment regimens. Eviti is a SaaS-based clinical decision support solution that centralizes clinical content, treatment cost data from Medicare reimbursements and treatment toxicity data. The clinical content is curated by our dedicated team of clinicians, including oncologists and nurses, who convert published literature and clinical trials into structured information that can be used for decision support. The Eviti Advisor product is an overlay on this platform and allows both physicians to access this data to better inform treatment decisions. Thus, physicians can readily stay abreast of the latest advances in cancer care.

Eviti provides value to our clients through its access to over 6,000 federally-registered clinical trials updated weekly and over 3,000 evidence-based treatment regimens for the treatment of cancer arising from over 40 different anatomical locations. Unique to the care delivery domain, physicians also benefit from improved claim processing by using our Eviti platform that issues a pre-authorization “Eviti code” when the physician chooses an approved evidence-based clinical pathway, thereby validating appropriate treatment and pre-adjudicating the claim. This is an important step in that payers and providers are collaborating on high-value, evidence-based clinical pathways as opposed to non-value added reimbursements and denials of payments. We estimate that over 75% of all oncology practices in the United States have used Eviti.

Eviti is typically sold to health plans on a per member (or life) per month basis. These health plans sponsor the solution and provide Eviti free of charge to oncologists and their staffs.
The snapshot of our system below illustrates how different cancer treatment options for a patient is presented to compare treatments across a variety of metrics, including expected treatment outcome, plan compliance and costs. By providing the oncologist with this comparison, we believe Eviti drives compliance and a greater number of treatments to be in accordance with evidence-based pathways.

evitil|Connect Home Practice Dashboard Saved Treatments My Account Logout

NantHealth | Eviti

Welcome **Medical.**

## Choose A Cancer Type:

Breast

Refine Results

## Regimen Preference Legend:

★ Preferred Regimen ✹ Highly Preferred

## Active Filters:

**Pathology:** Adenocarcinoma **Stage:** IIA

**The pricing displayed is for reference at ASP +6%. It may not represent your final reimbursement which is subject to fee schedules, eligibility, and any plan provisions or qualifiers.**

## Evidence-Based Regimens

**Please expand this section to view the evidence-based regimens that meet the diagnosis you entered.**

**Total Regimens Found: 74**

| | Regimen Name | Line of Treatment(s) | Stage(s) | Level of Evidence | Reported Outcome (Most Relevant) | Total Cost of Treatment |
|---|---|---|---|---|---|---|
| ☐ | ★ Dose Dense Doxorubicin and Cyclophosphamide Followed by Paclitaxel Every 2 Weeks (AC-P) (Stages IIA-IIIC, Neoadjuvant) | Neoadjuvant/ Pre-operative | IIA, IIB, IIIA, IIIB, IIIC | A4 | 3 year OS: 92.0 % | $4,574.72 |
| ☐ | ★ ✹ Dose Dense Doxorubicin and Cyclophosphamide Followed by Paclitaxel Every 2 Weeks (AC-P) (Stages IA-IIIC, Adjuvant) | Adjuvant/ Post-operative | IA, IB, IIA, IIB, IIIA, IIIB, IIIC | A4 | 3 year OS: 92.0 % | $4,574.72 |
| ☐ | Anastrozole (Arimidex) (Five years) (Stages IA-IIIC, Adjuvant) | Adjuvant/ Post-operative | IA, IB, IIA, IIB, IIIA, IIIB, IIIC | A4 | N/A | $21,645.00 |
| ☐ | Exemestane (Aromasin) After Initial Tamoxifen (Stages IA-IIIC, Adjuvant) | Adjuvant/ Post-operative | IA, IB, IIA, IIB, IIIA, IIIB, IIIC | A4 | 5 year OS: 98.0 % | $24,392.16 |
| ☐ | Letrozole (Femara) (Stages IA-IIIC, Adjuvant) | Adjuvant/ Post-operative | IA, IB, IIA, IIB, IIIA, IIIB, IIIC | A4 | N/A | $38,238.00 |
| ☐ | Neratinib (Nerlynx) after Adjuvant Trastuzumab (Stages IIA-IIIC, Adjuvant) | Adjuvant/ Post-operative | IIA, IIB, IIIA, IIIB, IIIC | A4 | N/A | $164,808.00 |

View / Compare Regimens

Save and Continue

## Clinical Trials

**Please expand this section to view the Clinical Trials that meet the diagnosis you entered.**

**Total Trials Found: 5**

Provider Engagement (NantHealth Software Solutions):
NantHealth Software Solutions:
Our web-based and mobile NantHealth software solutions include near real-time vitals connectivity, clinical and administrative workflow, eligibility and benefits, claims, and referral management solutions.

•
Device Connectivity Suite: Our device connectivity and near real-time biometric software and hardware suite allow us to aggregate data from one of the largest libraries of in-hospital and remote medical devices and wearables on the market. Utilizing our hardware and software platform, we can extract data from various disparate provider systems, payer systems and consumer devices across the care continuum. Our offerings can enable the near real-time collection and integration of quantifiable biometric and phenotypic data into EHRs and other clinical systems, resulting in the enrichment of the holistic patient health record which can improve care and treatment. In addition, our offerings can improve care coordination and data aggregation across care settings to facilitate transitioning patients to lower cost care settings such as a skilled nursing facility or the patient’s home.

•
DeviceConX, or DCX, a NantHealth Software Solutions: DCX is a device data normalization software that connects to hundreds of inpatient and outpatient clinical devices and converts data into a standard format that can be integrated into EHR systems and other clinical systems. This offering provides physicians with a real-time and integrated snapshot of a patient’s physiological data. Our software is scalable and can be embedded across the care continuum, including inpatient, outpatient and home settings. In addition, our platform can enable connectivity with both networked and non-networked medical devices and can eliminate the need for manual data entry by clinicians, which can result in time savings and potentially eliminate transcription errors and adverse events in patients. DCX is installed in over 350 client sites across the United States, Canada, Denmark, Sweden, and Singapore.

•
HBox: The HBox is an Internet of Medical Things, or IoMT, and Internet of Things, or IoT, hardware hub that provides wired or wireless connectivity to multiple monitoring devices and transmits the data into remote monitoring centers and third-party EHR systems, giving providers near real-time access to physiological data. Several home monitoring devices have been tested and integrated with the HBox to support remote monitoring, readmission management and care coordination solutions and services. The HBox integrates with various weight scales, pulse oximeters and blood pressure monitors and mobile health devices, including various consumer wearables. For non-networked medical devices, we use our proprietary DeviceEscort adapter and HBox to wirelessly connect to nearly any medical device that is capable of outputting discrete medical data. HBox is currently installed at client sites in both the United States, Canada, Denmark, Sweden, and Singapore.

•
VitalsConX, or VCX, a NantHealth Software Solutions: In addition to DCX and HBox, we also provide a tablet-optimized application that sits on top of our DCX platform to provide clinicians more convenient and ubiquitous access to capture a wide array of patient vitals such as respiratory rate, blood pressure and heart rate in addition to performing patient assessments. Our solution can enable a more efficient patient rounding and assessment workflow by providing a near real-time stream of data from the patient's bedside unlike periodic sampling typically entered into an EHR hours later.

NaviNet Open:

NaviNet Open is America's leading payer-provider collaboration platform, enabling health plans and providers to align incentives, boost quality measures, and lower costs. NaviNet Open’s multi-payer platform connects health plans with their provider networks to improve communications and facilitate administrative transactions. NaviNet delivers vital administrative and clinical information to provider offices in real-time, vastly improving the ease and speed of communications between health plans and providers.

NaviNet increases operating efficiency and lowers administrative waste for health plans and providers by reducing the volume of customer service phone calls and manual processes involved.

NaviNet Open solutions include:

•
Plan Central: Provides our health plan partners with the ability to deliver a branded custom-content experience to their provider networks, allowing plans to own and manage their communications to users in support of their business. Plan Central is valued by our partners as a single access point for all provider and end-user communications, transactions, and content, delivering ease of use and increased provider satisfaction.

•
Eligibility and Benefits: Delivers membership verification, insurance coverage, and payment information, such as copayments, deductibles, and benefit intelligence to provider offices in real-time - information that is highly valued by providers and members alike. Provider offices can verify insurance and benefit coverage at the time of a patient visit or as part of the billing cycle.

•
Claims Status Inquiry: Lets provider offices access detailed financial and claim status information in real-time - automating the delivery of claim receipt confirmation, adjudication status, and payment details. This eliminates the need for provider offices to call health plans directly to maintain a healthy revenue cycle and improves provider satisfaction.

•
Claims Management: A collection of powerful claim applications that consist of Claim Submission, pre- and post-adjudication Corrections and Adjustments, Claim Attachments, Claim Investigation and a multi-payer Claims Log where users manage their claim submissions. Our integrated Claims Management solution simplifies payment efforts by eliminating phone calls, costly paper claims, and other manual processes associated with claims follow-up, correction, and resubmission. Providers now gain access to a powerful set of claim tools, without needing a sophisticated EMR or practice management system.

•
Referrals: Lets provider offices submit and access referrals in real-time, guiding patients to the best specialist at the most affordable cost. Referrals empowers provider staff with more referral information - such as benefit tiers, preferred providers, and patient payment implications. Administrative staff becomes better equipped to navigate complex sub-networks, while health plans optimize in-network referrals to reduce leakage and lower costs.

•
Authorizations: Lets provider offices submit authorizations to health plans and access real-time authorization information, such as status updates and approvals. The authorizations workflow is optimized to make it simple for health plans to configure fields and add additional business logic and links to third party applications. Providers can upload any documents needed for authorization processing, further streaming workflows and lowering costs.

•
Document Exchange: Modernizes communication between health plans and providers by transmitting administrative and clinical information in real-time. This application lets health plans and providers share risk adjustment information, quality measurement data, and performance reports, among other data. Providers are notified of care gaps within their existing workflows, making it easy to upload supporting documents.

NaviNet Open Document Exchange enables health plans and providers to thrive in a world of value-based care by providing real-time access to critical information at the point of care.

•	AllPayer provides standard eligibility, benefit, and claim status information to provider offices for hundreds of commercial and government plans through the NaviNet portal. Building on the rich, multi-payer experience of
NaviNet Open, AllPayer allows provider offices to quickly find the information they need, without having to jump between portals or spend unnecessary time on the phone with health plans.

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

Our Relationship with NantOmics, Allscripts, and Cancer Breakthroughs 2020
We have worldwide, exclusive rights from NantOmics to resell their proprietary GPS Cancer product to institutional clients, including payers, self-insured employers and healthcare providers. NantOmics provides whole genome, whole exome and RNA sequencing, and inferred and quantitative proteomic analysis, along with related computational and data management and bioinformatics services. We provide these services as part of our comprehensive molecular analysis offering. Under the agreement, we are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including patient engagement and communications with providers such as providing interpretations or our GPS Cancer reports and resolving any disputes, ensuring customer satisfaction, and managing billing and collections. Our current agreement with NantOmics expires in December 2020, subject to renewal for up to an additional nine years if certain thresholds are met. The terms of the agreement include an annual minimum of $2.0 million in fees for years 2016-2020, $25.0 million in fees for years 2021-2023 and $50.0 million in fees for years 2024-2029 paid to NantOmics.
In May 2015, we and Allscripts Healthcare, LLC, or Allscripts Healthcare, an affiliate of Allscripts, entered into a mutual license and reseller agreement, or the Mutual License and Reseller Agreement, which was subsequently amended and restated in June 2015, pursuant to which we each appointed the other as a non-exclusive marketer and reseller to eligible, approved customers of various products and services, including our DeviceConX, VitalxConX, HBox, Device Escort and Eviti Advisor products and services and Allscripts Healthcare’s FollowMyHealth, Care Director, EPSi and dbMotion products and services. In addition, we and Allscripts Healthcare each designated the other as a preferred partner—i.e., subject to certain exceptions and limitations, our DeviceConX family of products and services are the exclusive medical device integration products and services that may be marketed and sold by Allscripts Healthcare, and Allscripts Healthcare’s scheduled products and services are the exclusive products and services of the same required functionality that may be marketed and sold by us. Each party retained ownership of any data generated and collected in connection with its respective products, though each party granted the other a non-exclusive, fully paid-up license to use its data, as well as to use its trademarks, marketing materials and product documentation in connection with the marketing and resale of products and services. The agreement has an initial term of five (5) years and renews automatically for successive one (1) year periods, unless terminated by us or Allscripts Healthcare. Each party has the right to terminate the agreement in the event the other party commits a material, uncured breach, is declared insolvent, suffers a prolonged force majeure event, becomes ineligible for federal healthcare programming or undergoes a change-in-control involving such party’s competitor. In June 2015, Allscripts purchased a 10% equity stake in our company for $200.0 million in cash. In addition, NantCapital, LLC, or NantCapital, announced a $100.0 million investment into Allscripts. NantCapital’s investment was executed through a private placement of Allscripts common stock. The investments and commercial agreement strengthen the partnership between Allscripts and our company, originally announced in March 2015, to develop an integrated, evidence-based, personalized approach to healthcare solutions, and specifically cancer care. We plan to use Allscripts’ scale, global network of hospital and physician clients and leading software solutions, combined with our clinical platform, applications and connectivity devices to build out the infrastructure for new personalized, precision medicine programs for our clients to improve cancer care. Together, our goal is for physicians and patients to have the tools to stay engaged and active and provide the necessary intervention as early as possible. On August 3, 2017, we entered into an asset purchase agreement with Allscripts Healthcare Solutions, Inc., pursuant to which we agreed to sell to Allscripts substantially all of the assets of the Company’s provider/patient engagement solutions business, including our FusionFX solution and components of its NantOS software connectivity solutions. The sale was completed on August 25, 2017. Concurrent with the sale to AllScripts and as contemplated by the asset purchase agreement, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, we committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of December 31, 2017, the estimated fair value was not material.

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

Our Clients
NantHealth solutions and technology platforms are used by key healthcare stakeholders, including healthcare providers, payers, self-insured employers, academic institutions and biotechnology and pharmaceutical companies. NantHealth solutions, coupled with our engagement methodology, is designed to be tailored to meet the large-scale needs of governmental organizations and private entities while remaining convenient, intuitive and configurable at the user level. We believe that this provides us with a significant advantage over a siloed, single vendor approach, which often requires the removal or replacement of existing information technology infrastructure and applications. While historically many of our solutions have been consumed on a stand-alone basis, we are increasingly bundling our solutions as our clients look for comprehensive approaches that leverage our learning algorithms.
Our total revenue was $86.7 million, $80.4 million and $46.2 million in 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, two customers each accounted for more than 10% of our revenue. For the year ended December 31, 2016, two customers each accounted for more than 10% of our revenue. For the year ended December 31, 2015, one customer accounted for more than 10% of our revenue.

In January 2016, we acquired NaviNet. On a pro forma combined basis, two of NaviNet’s customers would have accounted for 11.5% and 11.7%, respectively, of our total revenue for the year ended December 31, 2015.
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

•
Resale and channel partnership: In the United States, we have entered strategic resale arrangements with major partners, including EHR vendors (including Allscripts), in-hospital medical devices manufacturers and health plans who resell our solutions to their customer base. Internationally, we have entered resale arrangements with other strategic distributors to accelerate our market adoption. Reseller revenue in 2017 and 2016 was $14.8 million and $14.1 million, respectively.

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
Competition
The competitive landscape is highly fragmented, and to our knowledge, no single competitor currently offers similarly expansive capabilities and solution offerings in comprehensive molecular analysis, software, and systems infrastructure, particularly with a focus on creating a learning system. Our primary competitors can be characterized by the following categories of companies that provide capabilities or solutions that compete with one or more of our platforms or solutions:

•	Molecular analysis vendors, such as Caris Life Sciences, Inc., Foundation Medicine, Inc., Guardant Health, Inc., Paradigm Diagnostics, Inc., Personal Genome Diagnostics, Inc. and Tempus Labs;

•
Payer-provider collaboration vendors, such as Availity, LLC, Change Healthcare, Inc. (formerly Emdeon), Experian Information Solutions, Inc. (including its Passport division), Healthx, Inc. and Health Trio, LlC;

•
Medical device data system and device connectivity vendors, such as Qualcomm Technologies, Inc. (formerly Capsule Tech, Inc.), Cerner Corporation, Bernoulli Enterprise, Inc., General Electric Company and Medical Information Technology, Inc.; and

•
Healthcare information technology decision support vendors such as The Advisory Board Company, Castlight Health, Inc., or Castlight Health, eviCore Healthcare, HealthCatalyst, Inc., or HealthCatalyst, International Business Machines Corporation, or IBM, Inovalon Holdings, Inc., or Inovalon and Truven Health Analytics, or Truven (acquired by IBM).

The principal competitive factors in our industry include:

•	Breadth and depth of application functionality;

•	Ease of use and performance;

•	Network strength and level of user adoption;

•	Client testimonials and recommendations;

•	Breadth of client base;

•	Cloud-based delivery model;

•	Competitive and understandable pricing;

•	Ability to deliver actionable information in a relevant time period;

•	Size and scope of payer clinical policy knowledge;

•	Sale and marketing capabilities of vendor;

•	Financial stability of vendor;

•	Ability to integrate with legacy enterprise infrastructures and third-party applications; and

•	Ability to innovate and respond rapidly to client needs and regulatory changes.

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

Research and development expenses decreased $13.4 million or 28.4%, from $47.3 million in 2016 to $33.9 million in 2017. This decrease was driven by a decrease of $10.6 million in stock compensation expense in connection with the vesting of equity awards upon the consummation of our IPO and Series C/restricted stock vesting that occurred during 2016. Also, we saw a $1.4 million decline in external research and development resources due to timing of certain research and development projects as well as a reduction of $1.2 million in professional services as well as a $0.3 million decrease in general travel expenses, achieved as a result of cost saving measures.

Research and development expenses increased $33.1 million, or 232.0%, in the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was driven primarily by a $24.8 million increase in personnel related expenses primarily due to the acquisition of NaviNet.
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
We have developed and acquired numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. As of December 31, 2017, our patent portfolio consists of the following matters relating to our proprietary technology and inventions: (i) four issued U.S. patents, of which three are U.S. utility patents and one is a U.S. design patent; (ii) 13 pending U.S. patent applications; (iii) no issued patents outside the United States; and (iv) two patent applications pending in jurisdictions outside the United States.
Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained.
Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date. The patent term may be adjusted to compensate for delayed patent issuance, when such delays are caused by the patent office or successful appeals against patent office actions. There is no limit on this patent term adjustment. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. Our issued U.S. patents will expire on dates ranging from 2022 to 2035. If patents are issued on our pending U.S. patent applications, the resulting patents are projected to expire on dates ranging from 2026 to 2038. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.
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

As of December 31, 2017, we had a total of 494 full-time associates in the United States, Canada, the United Kingdom and Singapore. Associate engagement is a core tenant of our leadership focus and monitor of our performance and organizational health. None of our associates are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our associates to be good.
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
Under CLIA, a laboratory is any facility which performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment or assessment of health. CLIA regulates virtually all clinical laboratories by requiring they be certified by the federal government and comply with various operational, personnel, facilities administration, quality, and proficiency requirements intended to ensure that their clinical laboratory testing services are accurate, reliable, and timely. Laboratories must register and list their tests with CMS, the agency that oversees the CLIA program. CLIA compliance and certification is also a prerequisite to be eligible to bill for services provided to governmental payer program beneficiaries and for many private payers. CLIA is user-fee funded. Therefore, all costs of administering the program must be covered by the regulated facilities, including certification and survey costs.
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
FDA
The FDA regulates the sale and distribution in interstate commerce of medical devices under the Federal Food, Drug, and Cosmetic Act, or the FDCA, including in vitro diagnostic devices, reagents, and instruments used to perform diagnostic testing. Devices must undergo premarket review by the FDA prior to commercialization unless the device is of a type exempted from such review by statute, regulation, or pursuant to the FDA’s exercise of enforcement discretion. The FDA, to date, has generally not exercised its authority to actively regulate the development and use of LDTs, which are tests that are designed, manufactured, validated, and used within a single laboratory, and, therefore, we do not believe that the LDTs and other tests performed by the Omics laboratory currently require premarket clearance or approval. It is likely that the FDA will more actively regulate LDTs in the future, which could lead to premarket and post-market obligations. In October 2014, the FDA issued draft guidance documents stating that the FDA intends to change its policy and describing an approach to regulating LDTs using a risk-based, phased-in approach. In November 2016, the FDA stated that it had decided to delay finalizing its draft guidance on regulating LDTs, and it would be seeking input from the new presidential administration and Congress on the subject. Based on the request of stakeholders and the significant amount of feedback to the 2014 Draft Guidance, in January 2017, the FDA issued a Discussion Paper on LDTs in which it announced that it would not issue a final guidance on the oversight of LDTs and provided a prospective oversight framework that focuses on new and significantly modified high and moderate risk LDTs. Subject to certain limitations, the proposed focused oversight would mostly exempt a wide range of LDTs from FDA oversight, which include, but are not limited to, previously marketed LDTs (these “grandfathered” LDTs would still be subject to adverse event reporting), traditional LDTs, and low risk LDTs. In the Discussion Paper, FDA proposes a risk-based, phased in approach for premarket review of new and significantly modified LDTs and such premarket review would not be duplicative of CMS’s post market oversight of laboratory operations or clinical utility determinations. FDA also proposes to leverage existing CMS/CLIA requirements related to quality systems and expanding third party premarket review, including coordination with a range of programs, including New York’s Clinical Laboratory Evaluation Program. In the meantime, the laboratory that performs the Omics services will maintain its CLIA certification, which permits the use of LDTs for the purpose of providing information for treatment and other clinical purposes.

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

In the United States, the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for patient referrals for, or purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of, any healthcare item or service reimbursable under a governmental payer program. Courts have stated that a financial arrangement may violate the Anti-Kickback Statute if any one purpose of the arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, consulting fees, waivers of co-payments, ownership interests, and providing anything at less than its fair market value. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the HHS issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain provisions, which, if met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. Many states also have anti-kickback statutes, some of which may apply to items or services reimbursed by any third-party payer, including commercial insurers.
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
HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
Federal and State Physician Self-referral Prohibitions

Under a federal law directed at “self-referral,” commonly known as the “Stark Law,” there are prohibitions, with certain exceptions, on referrals for certain designated health services, including laboratory services, that are covered by the Medicare and Medicaid programs by physicians who personally, or through a family member, have an investment or ownership interest in, or a compensation arrangement with, an entity performing the tests. The prohibition also extends to payment for any testing referred in violation of the Stark Law. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed and possible exclusion from participation in federal governmental payer programs. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states have comparable laws that are not limited to Medicare and Medicaid referrals.
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
Healthcare Reform
The United States and some foreign jurisdictions are considering or have enacted several legislative and regulatory proposals designed to change the healthcare system in ways that could affect our business. In the United States, there is significant interest in promoting changes in the health care system with the stated goal of containing healthcare costs, improving quality or expanding access. For example, the ACA contains certain measures that may be significant for our business. The ACA includes, among other things, provisions regarding initiatives to revise Medicare payment methodologies; the coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures; and initiatives to promote quality indicators in payment methodologies. The ACA also includes an annual excise tax on device manufacturers of 2.3% of the price for which manufacturers sell their devices. The excise tax has been temporarily suspended for calendar years 2016 through 2019, but will be reinstated in 2020 without additional Congressional action.
There have been other health reform measures taken since the enactment of the ACA. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for fiscal year 2013 through fiscal year 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction (known as sequestration) to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, beginning April 1, 2013, which, following passage of subsequent legislation, will remain in effect through 2025 unless additional Congressional action is taken. Furthermore, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations for the government to recover overpayments to providers from three years to five years.
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
European Regulation
International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

The primary regulatory body in Europe is the European Commission, which has adopted numerous directives and has promulgated standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the European Conformity Marking, or CE Mark, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system, review of technical documentation, and specific testing of the manufacturer’s device. Such an assessment may be required in order for a manufacturer to commercially distribute the product throughout these countries. We previously received authorization to affix the CE Mark to our HBox device connectivity hardware under Directive 2006/95/EC. The final form of the European Medical Device Regulation, which will replace Europe’s Medical Device Directive, was adopted on May 25, 2017 and it becomes effective on May 25, 2020. The Medical Device Regulation will apply in parallel with the Medical Device Directive for a transition period of three years. Our standard DeviceConX software product is not regulated under the European Medical Device Regulation or Europe’s Medical Device Directive, but we are currently pursuing a version of our DeviceConX software that may be distributed in Europe and that meets the European Medical Device Regulation, which software would bear a CE Mark upon completion of applicable assessments.
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
Backlog
We have no material backlog of orders.
Geographic and Segment Information
During 2017, substantially all of our long-lived assets were located within the United States and United Kingdom.

Revenue from international markets were approximately 2% of our consolidated revenue for 2017, approximately 2% of our consolidated revenue for 2016 and approximately 1% of our consolidated revenue for 2015.

We operate in one segment. The Company has one business activity and does not segregate its business for internal reporting. Accordingly, management has determined that the Company operates in one reportable segment.
Seasonality
Our revenues are not seasonal in nature.
Corporate Information

We were founded in 2010 as a Delaware limited liability company under the name “About Advanced Health, LLC.” In 2011, our affiliates NantWorks, LLC, or NantWorks, and California Capital Equity, LLC, or Cal Cap, purchased certain assets from Abraxis Bioscience, LLC, which were subsequently contributed to us. We subsequently changed our name to “All About Advanced Health, LLC,” and then to “Nant Health, LLC.” On June 1, 2016, in connection with our initial public offering, we converted from a limited liability company into a Delaware corporation and changed our name from Nant Health, LLC to NantHealth, Inc., which we refer to as the “LLC Conversion.” In conjunction with the LLC Conversion, (a) all of our outstanding units were automatically converted into shares of our common stock, based on the relative rights of our pre-IPO equity holders as set forth in the Nant Health, LLC limited liability company agreement, or the LLC Agreement, and (b) we adopted and filed a certificate of incorporation with the Secretary of State of the State of Delaware and adopted bylaws. Our principal executive offices are located at 9920 Jefferson Blvd, Culver City, CA 90232 and our telephone number is (310) 883-1300. Our corporate website address is www.nanthealth.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http:// http://ir.nanthealth.com/. Additionally, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

The contents of our website are not a part of, and are not incorporated by reference into, this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Annual Report on Form 10-K, including our financial statements and the related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, any of which may be relevant to decisions regarding an investment in or ownership of our common stock. Our future operating results may vary substantially from anticipated results due to a number of risks and uncertainties, many of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. The following discussion highlights some of these risks and uncertainties and the possible impact of these risks on future results of operations. If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.
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

Additionally, we have not yet completed the integration of the NaviNet business, technologies and service offering into our operations. We may not be able to integrate this new business, technologies and services offerings into our operations effectively or at all. Additionally, we may be unable to extract the synergies or benefits that we currently expect from these business, technologies and service offerings.

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
NantHealth solutions become more valuable as more accurate and clinically relevant information is integrated into them, and our ultimate outputs and recommendations to a patient, provider or payer are therefore highly dependent on the information that is input into our system. As a result, we will need to consistently and continuously have access to and integrate the most medically relevant and cutting edge clinical data and research studies with patient-specific real-time genomic and proteomic sequences and biometric data. To have access to biometric data in particular, we rely on patients, provider and payers to adopt devices that are compatible with our systems and they may not adopt such devices on a scale or at a rate sufficient to support our offerings or at all. Further, to have access to certain other data points, we rely in part on third parties to develop applications to generate more data to be integrated into NantHealth solutions. These third parties may never develop applications compatible with our software solutions or may develop them at a slower rate than our ability to address shifts in healthcare. To the extent we are unable to amass enough data, keep an inflow of current and continuous data or integrate and access the data we currently have to continue to populate NantHealth solutions, the network effects we expect will not be fully realized and our business may be adversely affected.
We may be unable to appropriately allocate our financial and human resources across our broad array of product and service offerings.
We have a broad array of product and service offerings. Our management team is responsible for allocating resources across these products and services, and may forego or delay pursuit of opportunities with certain products or services that later prove to have greater commercial potential. In August 2017, we announced a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. Our resource allocation decisions may cause us to fail to capitalize on attractive products or services or market opportunities. Our spending on current and future research and development programs and future products or services may not yield commercially viable products or services, or may fail to optimize the anticipated network effects of NantHealth solutions. If our management team is unable to appropriately prioritize the allocation of our resources among our broad range of products and services in an efficient manner, our business may be adversely affected.
Risks related to our financial condition and capital requirements
We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We were organized as a limited liability company in Delaware and began operations in 2010. In June 2016, we converted to a Delaware corporation. Additionally, our business has operated as part of the larger NantWorks, LLC, or NantWorks, group of affiliated companies. Our limited independent operating history, particularly in light of the increasingly complex and rapidly evolving healthcare and technology markets in which we operate, may make it difficult to evaluate our current business and predict our future performance. In addition, we have acquired numerous companies or businesses over the past three years, including certain assets of NaviNet, and recently sold our provider/patient engagement solutions business to Allscripts. We have had limited experience operating these businesses as a whole and as such, it may be difficult to evaluate our current business and predict our future operating performance. In light of the foregoing, any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these challenges successfully, our business results will suffer.
We have a history of significant losses, which we expect to continue, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $175.2 million, $184.1 million and $72.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $693.2 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

•	increase our sales and marketing efforts to drive market adoption of NantHealth solutions (including GPS Cancer and NantHealth software solutions);

•	address competitive developments;

•	fund development and marketing efforts of any future platforms and solutions;

•	expand adoption of GPS Cancer and Eviti platform solutions into critical illnesses outside of oncology;

•	acquire, license or invest in complimentary businesses, technologies or service offerings; and

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our success in driving adoption of our molecular analysis solutions, including GPS Cancer;

•	our success in making our molecular analysis solutions reimbursable by payers;

•	our ability to achieve revenue growth;

•	the cost of expanding our products and service offerings, including our sales and marketing efforts;

•	our ability to achieve interoperability across all of our acquired businesses, technologies and service offerings to deliver networking effects to our clients;

•	the effect of competing technological and market developments;

•	costs related to international expansion; and

•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

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
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions, including GPS Cancer, to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payers and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 2.9%, 0.8% and 0.2% of our total net revenue for the years ended December 31, 2017, 2016 and 2015, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer and other diseases into our molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.
We are currently not profitable. Even if we succeed in increasing adoption of sequencing and molecular analysis by physicians, self-insured employers, payers and healthcare providers, and maintaining and creating relationships with our existing and new clients, we may not be able to generate sufficient revenue from sequencing and molecular analysis to achieve profitability.
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
Our success depends on our ability to provide reliable, high-quality molecular profiling tests that incorporate rapidly-evolving information about the role of genes and gene variants in disease and clinically relevant outcomes associated with those variants. The accuracy and reproducibility we have demonstrated to date may not continue, particularly for clinical samples, as molecular analysis volume increases. Errors, including as a result of molecular analysis failing to detect genomic variants with high accuracy, or omissions, including as a result of failing to or incompletely or incorrectly identify the significance of gene variants, could have a significant adverse impact on our business. Hundreds of genes can be implicated in some disorders, and overlapping networks of genes and symptoms can play a role in multiple conditions. We also rely on clinicians to interpret what we report and to incorporate specific information about an individual patient into the physician’s treatment decision. As a result, a substantial amount of judgment is required in order to interpret testing results for an individual patient and to develop an appropriate patient report. Due to such errors in judgment, patient outcomes may not be improved even if our molecular analysis service performs to our expectations.
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
Our sequencing and molecular analysis solutions may never gain significant acceptance in the marketplace and, therefore, may never generate substantial revenue or profits for us. Our ability to achieve commercial market acceptance for our sequencing and molecular analysis solutions will depend on several factors, including:

•
our ability to convince key thought leaders, physicians and caregivers and other key oncology stakeholders of the clinical utility of our entire product offering and its potential advantages over existing sequencing tests, specifically, the advantages of our RNA sequencing, which maps oncology disease pathways versus a patient’s own germline and our quantitative proteomic analysis;

•	the willingness of physicians, self-insured employers, payers and healthcare providers to utilize our molecular analysis solutions; and

•
the willingness of commercial third-party payers and government payers to reimburse for our molecular testing, the scope and amount of which will affect patients’ willingness or ability to pay for our molecular testing and likely heavily influence our customers’ decisions to recommend our molecular testing.

Further, today’s most advanced diagnostics tests analyze narrow gene panels that capture only a limited number of the most common gene alterations, as compared to GPS Cancer, which sequences the patient’s whole genome (comparing both a patient’s normal and tumor tissue) and RNA and performs quantitative proteomic analysis. These narrow gene panels for specific treatments or disease areas are much less expensive than GPS Cancer. Although we believe that the advantages of sequencing the patient’s whole genome for the treatment of cancer, as well as running additional RNA and proteomic sequencing tests, outweigh the costs, key thought leaders, physicians and other caregivers, other key oncology stakeholders and payers may not agree. Further, if advances in the understanding of disease states and pathways do not reveal a benefit to whole genome and RNA and proteomic sequencing in areas beyond cancer then the market potential for GPS Cancer will be limited. Failure to achieve widespread commercial market acceptance for our sequencing and molecular analysis solutions could materially harm our business, financial condition and results of operations.
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

Our competitors include companies such as Foundation Medicine, Inc., or Foundation Medicine, Caris Life Sciences, Inc., or Caris Life Sciences, Personal Genome Diagnostics, Inc., or Personal Genome Diagnostics, Guardant Health, Inc., and Paradigm Diagnostics, Inc. and Tempus Labs. Many hospitals and academic medical centers may also seek to perform the type of molecular testing we perform at their own facilities. As such, our competition may include entities such as the University of Michigan, Baylor Medical Genetics Laboratories, Washington University in St. Louis and other academic hospitals and research centers. In addition to developing kits, some diagnostic companies also provide NGS platforms. Illumina, Inc., Thermo Fisher Scientific Corporation, Invitae Corporation, and other companies develop NGS platforms that are being sold directly to research centers, biopharmaceutical companies and clinical laboratories. While many of the applications for these platforms are focused on the research and development markets or testing for conditions outside of oncology, these companies have launched and will continue to commercialize products focused on the clinical oncology market. Although we believe GPS Cancer is a comprehensive molecular profiling solution, our competitors may develop more comprehensive or superior alternative offerings. We believe diagnostic platform providers will seek to place sequencing machines in laboratories to develop NGS-based laboratory-developed tests, or LDTs. In addition, we believe these companies will also develop their own diagnostic kits approved by the Food and Drug Administration, or FDA, which can be sold to the clients who have purchased their platforms. Also, many private companies are developing information technology-based tools to support the integration of NGS-based testing into the clinical setting.
Additionally, some of our competitors’ sequencing tests are being used in FDA clinical trials as companion diagnostics. Because companion diagnostics help identify whether a patient’s disease expresses the molecular target, or biomarker, for the particular drug, they can help ensure the drug’s efficacy and are sometimes required by the FDA to be used with certain drugs. GPS Cancer may not have the genetic and proteomic analysis capability on par with a companion diagnostic to guide therapeutic treatments for certain customers. Further, the FDA requires a companion diagnostic test if a new drug works on a specific genetic or biological target that is present in some, but not all, patients with a certain cancer or disease. Even if it is shown to be on par with FDA-approved companion diagnostics, physicians and payers may still not choose to use GPS Cancer. If physicians and payers utilize and pay for these FDA-approved companion diagnostic tests instead of GPS Cancer, our business may be adversely affected.
Any of these competitors could have technological, financial and market access advantages that are not currently available to us.
The molecular diagnostics industry is subject to rapidly changing technology, which could make GPS Cancer and other products we may develop or license in the future obsolete.
Our industry is characterized by rapid technological changes, frequent new product introductions and enhancements and evolving industry standards, all of which could make GPS Cancer or our other products we develop or license obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our clients on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. There have also been advances in methods used to analyze very large amounts of genomic information. We must continuously enhance GPS Cancer and our other solutions, and we may also need to develop or license new technologies, to keep pace with evolving standards of care. If we do not update GPS Cancer or our other solutions to reflect new scientific knowledge about cancer biology, information about new cancer therapies, or relevant clinical trials, our solutions could become obsolete and our molecular analysis revenue growth would be limited or eliminated, which would have a material adverse effect on our business, financial condition and results of operations.
If we are not able to establish relationships with, or lose the support of, key thought leaders or payers’ key decision makers, it may be difficult to establish GPS Cancer as a standard of care for patients with cancer, which may limit our revenue growth and ability to achieve profitability.
We are establishing relationships with leading oncology thought leaders and payers’ key decision makers. If we are unable to establish these relationships, or these key thought leaders or payers’ key decision makers determine that GPS Cancer, or other products or services that we develop or license, are not clinically or operationally effective or that alternative technologies and services are more effective or cost-efficient, or if they elect to use and promote internally developed products, we would encounter significant difficulty driving adoption of GPS Cancer and other technologies and services and validating GPS Cancer as a standard of care, which would limit our revenue growth and our ability to achieve profitability.
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
We believe our future success will depend in large part on establishing and growing a market for our systems infrastructure and that are able to provide operational intelligence, particularly designed to collect and index machine data. Our systems infrastructure is designed to address interoperability challenges across the healthcare continuum. It integrates big data with real time resources and applies machine learning algorithms to inform and optimize treatment decisions. In order to grow our business, we intend to expand the functionality of our offering to increase its acceptance and use by the broader market. In particular, our systems infrastructure is targeted at those in the healthcare continuum that are transitioning from fee-for-service to a value-based reimbursement models. While we believe this to be the current trend in healthcare, this trend may not continue in the future. Our systems infrastructure is less effective with a traditional fee-for-service model and if there is a reversion in the industry towards fee-for-service, or a shift to another model, we would need to update our offerings and we may not be able to do so effectively or at all. It is difficult to predict client adoption and renewal rates, client demand for our software, the size and growth rate of the market for our solutions, the entry of competitive products or the success of existing competitive products. Many of our potential clients may already be party to existing agreements for competing offerings that may have lengthy terms or onerous termination provisions, and they may have already made substantial investments into those platforms which would result in high switching costs. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with such operating system and software applications particularly in light of the aforementioned shifting market dynamics. Although we have experienced rapid adoption of our systems infrastructure and software solutions, the rate may slow or decline in the future, which would harm our business and operating results. In addition, while many large hospital systems and payers use our solutions, many of these entities use only certain of our offerings, and we may not be successful in driving broader adoption of our solutions among these existing users, which would limit our revenue growth.
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
Our ability to attract new subscribers and licensees, and increase revenue from existing subscribers and licensees, depends in large part on our ability to enhance and improve our existing offerings and to introduce new products and services, including products and services designed for a mobile user environment. To grow our business, we must develop products and services that reflect the changing nature of business management software and expand our offering. The success of any enhancements to our offerings depends on several factors, including timely completion, adequate quality testing and sufficient demand. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products or services, enhance our existing offerings to meet subscriber requirements or otherwise gain market acceptance, our business and operating results will be harmed.
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

For example, in order to deliver the full functionality offered by some of our solutions, we need access, on behalf of our customers, to sources of pricing and claims data, much of which is managed by a limited number of health plans and other third parties. We have developed various long-term and short-term data sharing relationships with certain health plans and other third parties, including many of the largest health plans in the United States. The health plans and other third parties that we currently work with may, in the future, change their position and limit or eliminate our access to pricing and claims data, increase the costs charged to us for access to data, provide data to us in more limited or less useful formats, or restrict our permitted uses of data. Furthermore, some health plans have developed or are developing their own proprietary price and quality estimation tools and may perceive continued cooperation with us as a competitive disadvantage and choose to limit or discontinue our access to pricing and claims data. Failure to continue to maintain and expand our access to pricing and claims data will adversely impact our ability to continue to serve existing clients and expand our offerings to new clients.
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

We bill our clients and recognize revenue over the term of the contract for certain of our products. As a result near term declines in new or renewed agreements for these products may not be reflected immediately in our operating results and may be difficult to discern.
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
In 2016 and 2017, we derived a significant portion of our revenue from a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members. For the year ended December 31, 2016, 13.3% of our revenue was derived through this reseller. During the year ended December 31, 2017, we derived 13.8% of our revenue through this reseller and another 10.7% of our revenue through NaviNet's major customer. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause upon 12 months’ written notice, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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

In addition to past investments made in NantHealth solutions, and component systems infrastructure and platforms, we have invested, and will continue to invest, significant resources in research and development and in acquisitions to enhance our existing offerings and introduce new high quality applications and services. If existing clients are not willing to make additional payments for such new applications, or if new clients do not value such new applications, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose clients. Our operating results would also suffer if our innovations and acquisitions are not responsive to the needs of our clients, are not appropriately timed with market opportunity or are not effectively brought to market.
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business and/or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we and our clients, consultants, contractors and business associates collect and store petabytes of sensitive data, including legally protected health information, personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our clients, payers, providers and partners. We manage and maintain our applications and data by utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of being unable to adequately monitor our controls over the first three risks.
The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act, or HIPAA, and regulatory penalties. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, there is no guarantee we can continue to protect our online portal or will be able to protect our mobile applications from breach. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct our analyses, provide test results, bill payers, providers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.
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
As a result of the complexity of the issues facing healthcare providers and payers and the inherent complexity of our solutions to such issues, our clients depend on our support organization to resolve any technical issues relating to our offering. In addition, our sales process is highly dependent on the quality of our offerings, our business reputation and on strong recommendations from our existing clients. Any failure to maintain high-quality and highly responsive technical support, or a market perception that we do not maintain high-quality and highly responsive support, could harm our reputation, adversely affect our ability to sell our offering to existing and prospective clients, and harm our business, operating results and financial condition.
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

Our clients have a variety of different data formats, enterprise applications and infrastructures, and NantHealth solutions and component systems infrastructure and platforms, must support our clients’ data formats and integrate with complex enterprise applications and infrastructures. Similarly, our connectivity devices and applications must interact with a wide variety of devices and data formats. If our platforms do not currently support a customer’s required data format or appropriately integrate with a customer’s applications and infrastructure, then we must configure our systems infrastructure to do so, which increases our expenses. Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. Further, our implementation capacity has at times constrained our ability to successfully implement our offering for our clients in a timely manner, particularly during periods of high demand. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs, customers could become dissatisfied and decide not to increase usage of our offering, or not to use our offering beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could penetrate our customer relationships.
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
Although our product offerings target the new and emerging market for evidence-based personalized healthcare technology solutions, we compete against a variety of large software vendors and smaller specialized companies, open source initiatives and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•
Payer-provider collaboration vendors such as Availity, LLC, Change Healthcare, Inc. (formerly Emdeon), Experian Information Solutions, Inc. (including its Passport division), Healthx, Inc. and HealthTrio, LLC;

•
Medical device data system and device connectivity vendors, such as Qualcomm Technologies, Inc. (formerly Capsule Tech, Inc.), Cerner Corporation, Bernoulli Enterprise, Inc., General Electric Company and Medical Information Technology, Inc.; and

•
Healthcare information technology decision support vendors such as The Advisory Board Company, Castlight Health, Inc., or Castlight Health, eviCore healthcare, HealthCatalyst, Inc., or HealthCatalyst, International Business Machines Corporation, or IBM, Inovalon Holdings, Inc., or Inovalon, and Truven Health Analytics, or Truven (acquired by IBM).

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
Many hospitals, imaging centers and third-party payers have consolidated to create larger healthcare enterprises with greater market and purchasing power. In addition, group purchasing organizations and managed care organizations could increase pressure on providers of healthcare related services to reduce prices. If this consolidation trend continues, it could reduce the size of our potential customer base and give the resulting enterprises greater bargaining or purchasing power, which may lead to erosion of the prices for our software or decreased margins for our offerings.
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
Our solutions, including our connectivity connected care hardware and software could give rise to product liability claims and product recall events that could materially and adversely affect our financial condition and results of operations.
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
We currently secure all of our rights to our sequencing and molecular analysis solutions, including GPS Cancer, from NantOmics. The prospects for these offerings depend in part on the expertise and financial strength of NantOmics, which is controlled by Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer. We rely on NantOmics to handle certain aspects of our sequencing and molecular analysis solutions, including GPS Cancer, including but not limited to:

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
We are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including but not limited to communications with patients and providers such as providing interpretations of the GPS Cancer reports and resolving any disputes, ensuring customer satisfaction, billing and collections and patient and physician engagement. At June 30, 2017 and at December 31, 2016, we determined that other than temporary impairments in NantOmics of $33.9 million and $29.8 million, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill. The estimated decline in the fair value of NantOmics was primarily caused by a change in the risk profile of our financial projections for NantOmics resulting from the delay in our GPS revenue growth. If NantOmics is unable to successfully handle its aspects of our sequencing and molecular analysis solutions or we are unable to successfully handle our aspects of delivering our sequencing and molecular analysis solutions, our business will be adversely affected.
If we are unable to renew our agreement with NantOmics or locate a suitable replacement upon expiration of such agreement at comparable prices, our business would be materially and adversely affected.

Our second amended and restated exclusive reseller agreement with NantOmics, as amended, or the Reseller Agreement, expires on December 31, 2020, subject to three potential three-year renewal options if we complete specified projected GPS Cancer test thresholds. Although NantOmics generally does not have the right to terminate prior to that date, we may be unable to renew such agreement or execute a new arrangement at comparable favorable prices to provide us with molecular profiling tests. In addition, we may not be able to achieve our projected renewal thresholds. Furthermore, NantOmics currently has what we believe is the most comprehensive and clinically validated CAP- and CLIA-certified whole genome and quantitative proteomics laboratory. If we were unable to fulfill our delivery requirements for our sequencing and molecular analysis solutions to our clients, our business would be materially and adversely affected.
Additionally, through our agreement with NantOmics, we purchase our sequencing and molecular analysis solutions, including GPS Cancer, at a discount to market price. We also receive revenue from our sale of NantOmics’ whole genome sequencing and proteomic analysis. If we are reimbursed at an amount equal to or less than a certain threshold, our GPS Cancer solution will not be profitable and our business will be materially and adversely affected. Since we expect that pricing pressure from government and third party payers, increasing competition from companies and others offering whole genome sequencing and reductions in the costs of providing whole genome sequencing as technologies mature, will combine to drive the price of whole genome sequencing down, we cannot guarantee that the price we are able to charge for our GPS Cancer solution will continue to yield a profit under the terms of the exclusive reseller agreement.
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
If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the continued performance and active participation of certain key individuals, including Dr. Patrick Soon-Shiong, our Chairman, Chief Executive Officer and our principal stockholder. Although we expect Dr. Patrick Soon-Shiong will continue to devote on average at least 20 hours per week to our company, he will continue to primarily focus on NantKwest, Inc., or NantKwest, a publicly-traded, clinical-stage immunotherapy company, of which he is Chairman and Chief Executive Officer. Dr. Patrick Soon-Shiong will also devote time to other companies operating under NantWorks, a collection of multiple companies in the healthcare and technology space that Dr. Patrick Soon-Shiong founded in 2011. We do not believe Dr. Patrick Soon-Shiong has any material conflicting obligations as a result of his involvement with other companies. Additionally, we are dependent on commercial relationships with various other parties affiliated with NantWorks and with Dr. Patrick Soon-Shiong, including NantOmics, as described in Note 19 of the accompanying notes to the Consolidated and Financial Statements, and we may enter into additional relationships in the future. If Dr. Patrick Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all. The risks related to our dependence upon Dr. Patrick Soon-Shiong are particularly acute given his ownership percentage and role in our company. If we were to lose Dr. Patrick Soon-Shiong, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. We have not entered into, nor do we intend to enter into, an employment agreement with Dr. Patrick Soon-Shiong.
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
For example, in January 2016 we acquired NaviNet to bolster our payer platform. Realizing the benefits of these acquisitions and any future acquisition depend upon the successful integration into our existing operations, and we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not realize the anticipated benefits from any acquired business due to a number of factors, including:

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of December 31, 2017, the value of our goodwill and intangible assets, net of accumulated amortization was $114.6 million and $69.4 million, respectively. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. For example, two of our former employees filed a complaint against us alleging they were terminated in violation of Florida’s Whistleblower Act, which was settled. Litigation, regardless of merit, may result in substantial costs and may divert management’s attention and resources, which may harm our business.

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
Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, noncompetition and assignment of inventions agreements. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market. Moreover, we do not have any written contractual agreements with respect to any intellectual property and technology that relate to our business developed in the future by our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong. In the event we are unable to protect our intellectual property and proprietary information, including in particular with respect to such property or information created by Dr. Patrick Soon-Shiong, our business would be adversely affected. In addition, our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation.
We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform. As part of this and other acquisitions, we acquired patents and other intellectual property. As of December 31, 2017, our patent portfolio consists of the following matters relating to our proprietary technology and inventions: (i) four issued U.S. patents, of which three are U.S. utility patents and one is a U.S. design patent; (ii) 13 pending U.S. patent applications; (iii) no issued patents outside the United States; and (iv) two patent applications pending in jurisdictions outside the United States. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.

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
The patent application process, also known as patent prosecution, is expensive and time consuming, and we and any current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or any current or future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are therefore reliant on our licensors or licensees. Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship, and the like, although we are unaware of any such defects that we believe are of material importance. If we or any current or future licensors or licensees, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If any current or future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation or prosecution of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
The strength of patent rights involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law or rules in ways affecting the scope or validity of issued patents. The patent applications that we own or license may fail to result in issued patents in the United States or foreign countries with claims that cover our products or services. Even if patents do successfully issue from the patent applications that we own or license, third parties may challenge the validity, enforceability or scope of such patents, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful challenge to our patents could deprive us of exclusive rights necessary for the successful commercialization of our products and services. Furthermore, even if they are unchallenged, our patents may not adequately protect our products and services, provide exclusivity for our products and services, or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our products and services is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our products and services.
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

In addition to the protection afforded by patents, we also rely on trade secret protection to protect proprietary know-how that may not be patentable or that we elect not to patent, processes for which patents may be difficult to obtain or enforce, and any other elements of our products and services that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed despite having such confidentiality agreements. If the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating any trade secrets. In addition, in some situations, any confidentiality agreement we may have with an employee, consultant, advisor, or others may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, or advisors have previous employment or consulting relationships. To the extent that our employees, consultants, advisors, or contractors use any intellectual property owned by third parties in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Misappropriation or unauthorized disclosure of our trade secrets could significantly affect our competitive position and may have a material adverse effect on our business. Furthermore, trade secret protection does not prevent competitors from independently developing substantially equivalent information and techniques and we cannot guarantee that our competitors will not independently develop substantially equivalent information and techniques. The FDA, as part of its Transparency Initiative, is currently considering whether to make additional information of life science companies publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, for example, the intellectual property rights of competitors. Our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our products and services. As the healthcare technology industry expands and more patents are issued, the risk increases that our activities related to our products and services may give rise to claims of infringement of the patent rights of others. We cannot assure you that our products and services will not infringe existing or future patents. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We may not be aware of patents that have already issued that a third party, for example, a competitor in our market, might assert are infringed by our products and services. It is also possible that patents of which we are aware, but which we do not believe are relevant to our products and services, could nevertheless be found to be infringed by our product candidates. Nevertheless, we are not aware of any issued patents that we believe would prevent us from marketing our healthcare products and services. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us.

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

If we are sued for patent infringement, we would need to demonstrate that our products or services either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving that a patent is invalid and/or unenforceable is difficult. For example, in the United States, providing invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves or our licensors against any of these claims. Defense of these claims, regardless of their merit, would cause us to incur substantial expenses and, would be a substantial diversion of employee resources from our business. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our business. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize, and sell products or services, and could result in the award of substantial damages against us, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. In the event of a successful claim of infringement or misappropriation against us, we may be required to pay damages and obtain one or more licenses from third parties, pay royalties to the third party, redesign any infringing product, or be prohibited from selling certain products or services, all of which could have a material adverse impact on our business. Redesigning any infringing products may be commercially impractical, not readily feasible, and/ or require substantial time and monetary expenditure. Further, we cannot predict whether any required license would be available at all or whether it would be available on commercially reasonable terms.
In addition, we may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Moreover, we could encounter delays in product or service introductions while we attempt to develop alternative products or services. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products and services, and the prohibition of sale of any of our products and services would materially affect our ability to grow and maintain profitability and have a material adverse impact on our business.
Defending ourselves in litigation is very expensive, particularly for a company of our size, and time-consuming. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation, or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.
We may become involved in lawsuits to protect or enforce our patents or other intellectual property, or the patents of our licensors, which could be expensive, time consuming and ultimately unsuccessful.
Competitors may infringe or misappropriate our patents, trademarks, copyrights or other intellectual property, including our existing patents or patents that may issue to us in the future, or the patents of our licensors to which we have a license. To counter infringement or unauthorized use, we may be required to file infringement or inventorship claims to stop third party infringement, unauthorized use, or to correct inventorship, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims that we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. These competitors may further challenge the scope, validity or enforceability of our licensors’ patents, requiring our licensors to engage in complex, lengthy and costly litigation or other proceedings. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours or of our licensors’ is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference, derivation or other proceedings, brought at the USPTO or any foreign patent authority may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those our collaborators. Litigation or USPTO proceedings brought by us may fail. An unfavorable outcome in any such proceeding could require us to cease using the related technology or to attempt to license rights to it from the prevailing party, or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if we are successful, domestic or foreign litigation, or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with collaborators, to prevent misappropriation of our trade secrets, confidential information or proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.
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
Enforcing our intellectual property rights through litigation is very expensive, particularly for a company of our size, and time-consuming. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be comprised by disclosure. In addition, during the course of litigation or administrative proceedings, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.
We may not be able to protect our intellectual property rights throughout the world.
Third parties may attempt to commercialize competitive products or services in foreign countries where we do not have any patents or patent applications where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.
Filing, prosecuting and defending patents on our products and services in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly developing countries. For example, Europe has a heightened requirement for patentability of software inventions. Thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover our products. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products concerning our healthcare technology into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and services and further, may export otherwise infringing products and services to territories where we have patent protection, but enforcement on infringing activities is inadequate. These products or services may compete with ours, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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
As is the case with other healthcare technology companies, our success is in part dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the healthcare technology industry involves both technological and legal complexity, and therefore, is costly, time consuming, and inherently uncertain. In addition, the United States has recently enacted and has now implemented wide-ranging patent reform legislation. Further, recent United States Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products and services.
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

Two cases, one involving diagnostic method claims and the other involving “gene patents” were decided by the Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative v. Prometheus Laboratories, or Prometheus, a case involving patent claims directed to optimizing the amount of drug administered to a specific patient. According to that decision, Prometheus’ claims failed to incorporate sufficient inventive content above and beyond mere underlying natural correlations to allow the claimed processes to qualify as patent-eligible processes that apply natural laws. On June 13, 2013, the Supreme Court subsequently decided Association for Molecular Pathology v. Myriad Genetics, or Myriad, a case brought by multiple plaintiffs challenging the validity of patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2, holding that isolated genomic DNA that exists in nature, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patentable subject matter, but that cDNA, which is an artificial construct created from RNA transcripts of genes, may be patent eligible.
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
On December 16, 2014, the USPTO issued interim guidelines for examining claims for patent eligibility in view of the Supreme Court decision in Alice. The guidance indicates that claims reciting an abstract idea that do not include significantly more than the idea itself should be rejected as non-statutory subject matter. We cannot assure you that our efforts to seek patent protection for our technology, products, and services will not be negatively impacted by the decision in Alice, rulings in other cases, or changes in guidance or procedures issued by the USPTO. Since then, the USPTO has issued several memoranda on the topic of patent eligible subject matter, including those dated May 4, 2016, May 19, 2016, July 14, 2016, November 2, 2016, and December 5, 2017.
More specifically, we cannot fully predict what impact the Supreme Court’s decisions in Prometheus, Myriad and Alice may have on the ability of healthcare technology companies or other entities to obtain or enforce patents relating to genomic discoveries, diagnostic products and services or computer-implemented inventions in the future. Despite the USPTO’s guidance described above, these contours of when certain claims allegedly directed to laws of nature, natural phenomenon or abstract ideas meet the patent eligibility requirements are not clear and may take many years to develop via interpretation in the courts.
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

We fail to comply with our obligation in any of the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
Licensing of intellectual property rights is important to our business and involves complex legal, business and scientific issues.

Disputes may arise between us and our licensors regarding intellectual property rights subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	our right to sublicense intellectual property rights to third parties under collaborative development relationships; and

•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations.

While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the patents licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations.
Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.
Because we operate in the highly technical field of research and development, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.
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
Our business is also subject to numerous federal and state laws, including without limitation the civil False Claims Act, that forbid the knowing submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, federal healthcare programs or private health plans. Analogous state laws and regulations may apply to our arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers. Additionally, HIPAA also imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters.
These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our products or consulting services that relate to entry, formatting, preparation or transmission of claim or cost report information may be determined or alleged to be in violation of these laws and regulations. Any failure of our products or services to comply with these laws and regulations could result in substantial civil or criminal liability, monetary fines, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, could adversely affect demand for our one or more of our offerings, could invalidate all or portions of some of our customer contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, could cause us to be disqualified from serving clients doing business with government payers and could have an adverse effect on our business.
Our activities are also subject to state and federal self-referral laws, including the federal Physician Self-referral Law, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies, and similar state equivalents that may apply regardless of payer. In addition, our activities may also implicate state laboratory licensure laws, as well as the corporate practice of medicine prohibition in certain states that maintain such laws or regulations. Our failure to abide by these state and federal laws could result in substantial fines and penalties.
If commercial third-party payers or government payers fail to provide coverage or adequate reimbursement, or if there is a decrease in the amount of reimbursement for our sequencing and molecular analysis solutions, including GPS Cancer, or future products we develop, if any, our revenue and prospects for profitability would be harmed.

In both domestic and foreign markets, sales of our sequencing and molecular analysis solutions, including GPS Cancer, and other products and services we develop will depend, in large part, upon the availability of reimbursement from third-party payers. These third-party payers include government healthcare programs such as Medicare, managed care providers, private health insurers, and other organizations. In particular, we believe that obtaining a positive national coverage decision and favorable reimbursement rate from the Centers for Medicare and Medicaid Services, or CMS, for our sequencing and molecular analysis solutions, including GPS Cancer, will be a necessary element in achieving material commercial success. Physicians and patients may not order our sequencing and molecular analysis solutions unless commercial third-party payers and government payers pay for all, or a substantial portion, of the list price, and certain commercial third-party payers may not agree to reimburse our sequencing and molecular analysis solutions if CMS does not issue a positive coverage decision.
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
Commercial third-party payers and government payers are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which diagnostic products they will pay for and the amounts that they will pay for new molecular diagnostic products. Because of these cost-containment trends, commercial third-party payers and government payers that currently provide reimbursement for, or in the future cover, our sequencing and molecular analysis solutions, including GPS Cancer, may reduce, suspend, revoke, or discontinue payments or coverage at any time. Further, a payer’s decision to provide coverage for a product or service does not imply that an adequate reimbursement rate will be approved. Additionally, one payer’s determination to provide coverage does not assure that other payers will also provide coverage. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment.
As a result, there is significant uncertainty surrounding whether the use of products that incorporate new technology, such as our sequencing and molecular analysis solutions, including GPS Cancer, will be eligible for coverage by commercial third-party payers and government payers or, if eligible for coverage, what the reimbursement rates will be for those products. The fact that a diagnostic product has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic product will remain approved for reimbursement or that similar or additional diagnostic products will be approved in the future. Reimbursement of NGS-based cancer products by commercial third-party payers and government payers may depend on a number of factors, including a payer’s determination that products enabled by our molecular profiling solution are:

•	not experimental or investigational;

•	medically necessary;

•	appropriate for the specific patient;

•	cost-effective;

•	supported by peer-reviewed publications;

•	included in clinical practice guidelines; and

•	supported by clinical utility studies.
As a result, our efforts to receive reimbursement on behalf of patients will take a substantial amount of time and may require the development of clinical data to demonstrate the clinical utility of our products and improve patient outcomes, or commercial third-party payers and government payers may never cover or provide adequate payment for our sequencing and molecular analysis solutions, including GPS Cancer, or future molecular profiling tools we license or develop. Our strategy to achieve broad reimbursement coverage is focused on demonstrating the clinical utility and economic benefits of our sequencing and molecular analysis solutions, engaging with thought leaders, oncologists and other caregivers, patient advocacy groups and other key oncology stakeholders and thereby increasing demand. For example, in January 2016, a large health plan announced that it would provide insurance coverage for GPS Cancer, representing the nation’s first such insurance coverage for a whole genome and proteome molecular diagnostic platform. Since that time, additional contracts with other large commercial payers have been signed, and efforts are now underway to pursue single case agreements which yield reimbursements from other non-contracted payers. Even in light of these developments. Even in light of this announcement, however, there is no assurance that we will continue to succeed in any of these areas or that, even if we do succeed, we will receive favorable reimbursement decisions. If adequate third-party reimbursement is unavailable we may not be able to maintain price levels sufficient to realize an appropriate return on investment in product development. Furthermore, if a commercial third-party payer or government payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful.

In addition, we are generally considered a “non-contracting provider” by commercial third-party payers because we generally have not entered into specific contracts to provide GPS Cancer to their covered patients, and as a result we take on primary responsibility for obtaining reimbursement on behalf of patients. If we were to become a contracting provider with additional payers in the future, the amount of overall reimbursement we receive may decrease if we receive less revenue per product that is reimbursed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenue. Further, we may be unable to collect payments from patients beyond that which is paid by their coverage and will experience lost revenue as a result.
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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. The taxes imposed by the new federal legislation and the expansion of government’s role in the U.S. healthcare industry, as well as changes to the reimbursement amounts paid by payers for our current and future offerings or our medical procedure volumes, may reduce our profits and have a materially adverse effect on our business, financial condition, results of operations, and cash flows. Moreover, Congress has proposed on several occasions to impose a 20% coinsurance on patients for clinical laboratory tests reimbursed under the Medicare Clinical Laboratory Fee Schedule, which would require us to bill patients for these amounts. Because of the relatively low reimbursement for many clinical laboratory tests, in the event that Congress were to ever enact such legislation, the cost of billing and collecting for these tests would often exceed the amount actually received from the patient and effectively increase our costs of billing and collecting.
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

Beginning on or after the date that is one year after the last date of original issuance of the notes, we will in certain circumstances make an interest make-whole payment to a converting holder, payable in cash or shares of our common stock. If we elect, or are deemed to have elected, to pay any interest make-whole payment by delivering shares of our common stock, the number of shares of common stock a converting holder of notes will receive will be the number of shares that have a value equal to the amount of the interest make-whole payment to be paid to such holder in shares of our common stock, divided by the product of (x) 95% and (y) the simple average of the daily VWAP of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date, which could result in significant dilution to our stockholders.
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
As of December 31, 2017, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 64.7% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.

Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 84% of the outstanding equity and approximately 99% of the outstanding voting equity as of December 31, 2017. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially own approximately 64.7% of the voting power of our common stock. Additionally, one of our other directors, Mark Burnett, is an affiliate of NantWorks by virtue of his appointment as a board member to NantBioScience, Inc., an entity controlled by NantWorks, in May 2016.
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

To continue to comply with the requirements of being a public company, we may need to undertake various activities, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. For example, in connection with our preparation of the Consolidated and Combined Financial Statements for the year ended December 31, 2017, several control deficiencies relative to Information Technology general controls were not remediated prior to year-end. These deficiencies primarily related to change management controls over our general ledger and financial reporting system. We performed an assessment and determined that they did not rise to the level of a material weakness, but did represent a significant deficiency in our internal control over financial reporting. A control deficiency is considered a significant deficiency if it represents a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.
We cannot assure you that the measures we have taken, or will take, to remediate significant deficiencies will be effective or that we will be successful in implementing them. Moreover, we cannot assure you that we have identified all significant deficiencies or material weaknesses or that we will not in the future have additional significant deficiencies or material weaknesses, in particular as we seek to transition to a more developed internal control environment and continue to grow as a company in terms of size, complexity of business and potentially in connection with future strategic transactions. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address these significant deficiencies or the material weakness discussed above.
Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations, or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.

No material weaknesses in internal control over financial reporting were identified in connection with our 2016 or 2017 audits. However, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to significant deficiencies or material weaknesses may have been identified. Our independent registered public accounting firm may not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act, depending on whether we choose to rely on certain exemptions set forth in the JOBS Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.
New legislation that would change U.S. or foreign taxation of international business activities or other tax-reform policies, including the imposition of tax based on gross income, could seriously harm our business.
Reforming the taxation of international businesses has been a priority for politicians, and a wide variety of potential changes have been proposed. Some proposals, several of which have been enacted, impose incremental taxes on gross revenue, regardless of profitability. Any changes in the taxation of such activities may increase our worldwide effective tax rate and the amount of taxes we pay and seriously harm our business.

For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017 and significantly reforms the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act lowers U.S. federal corporate income tax rates, changes the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect sweeping changes to U.S. taxation of international business activities. As a result, our net U.S. deferred tax assets and corresponding valuation allowances will be revalued at the new U.S. corporate rate. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on us and on holders of our common stock is uncertain and could seriously harm our business.
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
Additionally, the Tax Act, which was enacted on December 22, 2017, significantly reforms the Code, including changes to the rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty-year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of net operating losses may significantly impact our ability to use net operating loss carryforwards generated after December 31, 2017, as well as the timing of any such use, and could seriously harm our business.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 64.7% of the voting power of our common stock, as of December 31, 2017), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Culver City, California, where we occupy facilities totaling approximately 8,000 square feet on a month-to-month basis pursuant to a Shared Services Agreement with NantWorks. We use these facilities for administration, sales and marketing, research and development, engineering, client support, and professional services. In addition, we have 4 U.S. locations across four states and one international location. Our key facilities include the following:

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
			152,363

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
  In August 2017, a putative shareholder derivative action was filed in California Superior Court, Los Angeles County, captioned Engleman v. Soon-Shiong, et al., BC 671261. The complaint contains allegations similar to those in Deora, but asserts causes of action on behalf of NantHealth against various of the Company's current or former directors and officers for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. On January 23, 2018, the superior court granted the Company’s motion to dismiss the case based on a provision in the Company's corporate charter requiring derivative actions to be brought in Delaware. The plaintiff has not yet indicated whether she intends to appeal that decision and/or refile her claims in Delaware. The Company believes that the claims lack merit and intends to vigorously defend the litigation.
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
The following table sets forth for the periods indicated the high and low sales prices per share of our common stock during each of the quarterly periods indicated, as reported on the NASDAQ Global Select Market:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$10.56	$4.10	N/A	N/A
Second Quarter (1)	5.45	2.98	18.59	12.50
Third Quarter	4.68	2.66	15.35	9.96
Fourth Quarter	4.97	2.92	13.69	9.71

(1)  Stock price for second quarter fiscal year 2016 begins June 2, 2016.
Holders of Record
As of March 12, 2018, we had approximately 154 holders of record of our common stock. We believe the actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.
Dividend Policy
No cash dividends were declared for our common stock during the fiscal years ended in 2017, 2016 and 2015. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities
None.
Repurchases of Equity Securities by the Issuer

We did not make any stock repurchases during the three months ended December 31, 2017.

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

Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from June 2, 2016 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2017. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on June 2, 2016, the date our common stock began trading on the NASDAQ Global Select Market, and its relative performance is tracked through December 31, 2017. The returns shown are based on historical results and are not indicative of, or intended to forecast, future performance of our common stock or the index. This performance graph shall not be deemed "soliciting material" or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NantHealth, Inc. under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Chart information	Jun 2, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
NantHealth, Inc.	$100.00	$67.24	$70.74	$53.47	$26.68	$22.75	$22.16	$16.41
NASDAQ Composite Index	$100.00	$97.41	$106.85	$108.28	$118.92	$123.52	$130.67	$138.86
NASDAQ Biotechnology Index	$100.00	$89.99	$101.14	$92.64	$102.55	$108.44	$116.70	$112.14

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

The Consolidated and Combined Statements of Operations Data for the years ended December 31, 2017, 2016, and 2015 and the Consolidated Balance Sheet Data as of December 31, 2017 and 2016 are derived from our audited Consolidated and Combined Financial Statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated and combined statements of operations data for the year ended December 31, 2014 and the consolidated and combined balance sheet data as of December 31, 2015 and 2014 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

The results of operations of the entities disposed of are included in the Consolidated and Combined Financial Statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Assets and liabilities of the discontinued operations are presented separately in the asset and liability sections of the prior period balance sheet.

Consolidated and Combined Statement of Operations Data:	Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014
Revenue:
Software-as-a-service	$60,707	$56,210	$13,926	$8,930
Software and hardware	6,093	6,750	14,292	8,249
Total software-related revenue	66,800	62,960	28,218	17,179
Maintenance	10,421	9,089	9,199	5,291
Sequencing and molecular analysis	2,554	604	75	—
Other services	6,901	7,751	8,685	10,410
Total net revenue	86,676	80,404	46,177	32,880

Cost of Revenue:
Software-as-a-service	21,795	19,883	3,227	3,261
Software and hardware	660	816	(153)	1,025
Total software-related cost of revenue	22,455	20,699	3,074	4,286
Maintenance	748	798	411	438
Sequencing and molecular analysis	6,029	1,987	39	—
Other services	7,118	12,131	11,263	7,047
Amortization of developed technologies	5,172	8,492	5,901	5,902
Total cost of revenue	41,522	44,107	20,688	17,673

Gross profit	45,154	36,297	25,489	15,207

Operating Expenses:
Selling, general and administrative	74,976	105,258	55,717	43,380
Research and development	33,862	47,310	14,248	14,437
Amortization of acquisition-related assets	4,216	4,217	22	7,033
Impairment of intangible asset	—	—	—	24,150
Total operating expenses	113,054	156,785	69,987	89,000
Loss from operations	(67,900)	(120,488)	(44,498)	(73,793)
Interest expense, net	(16,168)	(6,429)	(627)	(980)

Other income, net	800	3,593	2,410	(536)
Loss from related party equity method investment including impairment loss	(50,334)	(40,994)	(2,584)	1,525
Loss from continuing operations before income taxes	(133,602)	(164,318)	(45,299)	(73,784)
Provision for (benefit from) income taxes	(2,203)	(23,797)	391	4
Net loss from continuing operations	(131,399)	(140,521)	(45,690)	(73,788)
Loss from discontinued operations, net of tax	(43,812)	(43,581)	(26,321)	(10,829)
Net loss	(175,211)	(184,102)	(72,011)	$(84,617)
Less: Net loss attributed to noncontrolling interests	—	—	—	(192)
Net loss attributed to NantHealth	$(175,211)	$(184,102)	$(72,011)	$(84,425)

Basic and diluted net income (loss) per share (1):
Continued operations - common stock	$(1.12)	$(1.30)	$(0.69)	$0.99
Discontinued operations - common stock	$(0.37)	$(0.39)	$(0.30)	$0.14
Total net loss per common stock	$(1.49)	$(1.69)	$(0.99)	$1.13
Basic and diluted net income per redeemable common stock	N/A	$0.99	$1.50	N/A

Weighted average shares outstanding (1):
Basic and diluted - common stock	116,737,860	111,600,650	88,970,842	74,505,127
Basic and diluted - redeemable common stock	N/A	5,005,855	10,714,285	N/A

Consolidated and Combined Balance Sheets Data:	December 31,
(Dollars in thousands)	2017	2016	2015	2014
Cash and cash equivalents and marketable securities	$61,660	$157,573	$7,232	$225,570
Working capital (deficit)	46,034	128,329	(10,210)	146,221
Total assets	449,195	684,391	411,953	310,875
Long term notes payable	195,458	191,040	—	—
Total liabilities	255,893	272,797	60,906	96,074
Redeemable series F units	—	—	166,042	150,000
Accumulated deficit	(693,233)	(475,273)	(291,171)	(219,160)
Total stockholders' equity	193,302	411,594	185,005	64,801
Total equity and redeemable stock	193,302	411,594	351,047	214,801

(1)
The net income (loss) per share and weighted-average shares outstanding have been computed to give effect to the LLC Conversion (See Note 16) that occurred on June 1, 2016, prior to the Company’s initial public offering ("IPO"). In conjunction with the LLC Conversion, (a) all of the Company’s outstanding units automatically converted into shares of common stock, based on the relative rights of the Company's pre-IPO equity holders as set forth in the Company's limited liability company agreement and (b) the Company adopted and filed a certificate of incorporation with the Secretary of State of the state of Delaware and adopted bylaws. The Company adopted and filed an amendment to its certificate of incorporation with the Secretary of State of the state of Delaware to effect a 1-for-5.5 reverse stock split of its common stock on June 1, 2016. See Note 18 for the calculation of net income (loss) per share for common stock and redeemable common stock for the years ended December 31, 2017, 2016 and 2015.

The net income (loss) per share for the common stock for the years ended December 31, 2016 and 2015 reflects $4,958 and $16,042, respectively, in accretion value allocated to the redeemable common stock. The redeemable common stock contained a put right, which expired unexercised on June 20, 2016. As a result of and as of that date, the shares were no longer redeemable and were included in common stock.

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
Overview
NantHealth is a next-generation healthcare company that is transforming the way critical diseases, such as cancer, are known and treated. Specifically, we employ precision medicine and technology to give physicians, payers, and patients more actionable information than ever before.
To accomplish this, we employ a unique systems-based approach to personalized healthcare applying novel diagnostics tailored to the specific molecular profiles of patient tissues and integrate this molecular data in a clinical setting with large-scale, real-time biometric signal and phenotypic data to track patient outcomes and deliver precision medicine. For nearly a decade, we have developed an adaptive learning system that integrates our unique molecular profiling solution, software and hardware. Our systems infrastructure collects, indexes, analyzes and interprets billions of molecular, clinical, operational and financial data points derived from novel and traditional sources to continuously improve decision-making and optimize our clinical pathways and decision algorithms over time. As a pioneer in the era of big data and augmented intelligence, we believe we are uniquely positioned to benefit from multiple significant market opportunities as healthcare providers and payers transition from fee-for-service to value-based reimbursement models and accelerate their pursuit of evidence-based clinical practice.
Our mission is to show the world a better path to the cure and to empower:

•	providers to seamlessly act on the best evidence-based information available to better fulfill their roles as caregivers rather than financial managers;

•	payers with the necessary tools to better fulfill their roles as stewards of an increasingly complex and rapidly evolving healthcare system;

•	biopharmaceutical companies to accelerate development of drugs for critical illnesses based upon the unique biology and specific health conditions of patients; and

•	patients with the knowledge to enable active participation in the management of their own health, or self-care.

We derive revenue from sales of software-as-a-service, licensed software and maintenance, hardware, services, and molecular analysis services (including GPS Cancer) to healthcare providers, payers and self-insured employers.
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
Allscripts conveyed to us 15,000,000 shares of our common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the transaction. We retired the shares of stock. Allscripts also paid $1.7 million of cash consideration to us as an estimated working capital payment, and we recorded a receivable of $1.0 million related to final working capital adjustments. We are also responsible for paying Allscripts for fulfilling certain customer service obligations of the business post-closing.

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (See Note 3 of the Consolidated and Combined Financial Statements). In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of December 31, 2017, the estimated fair value was not material.

The sale of the Business qualified as a discontinued operations because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the Business sold to Allscripts represented a strategic shift in the Company’s operations as the sale enables the Company to focus on genomic sequencing, clinical decision support, connected care and payer engagement.

The consummation of the transactions contemplated by the APA is reflected in the Consolidated and Combined Financial Statements.
2017 Corporate Restructuring Plan
In August 2017, we committed to and began implementation of a comprehensive restructuring plan that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities. The plan will allow us to focus on our core competencies of genomic sequencing, clinical decision support, connected care and payer engagement. We incurred charges from this restructuring related to severance and other cash expenditures and recognized the majority of the expenses related to this restructuring in the year ended December 31, 2017.
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

In December 2016, we issued convertible notes to a related party and others for net proceeds of $9.9 million and $92.8 million, respectively, after deducting underwriting discounts and commissions and other offering costs of $4.3 million. Please see Note 12 of the Notes to Consolidated and Combined Financial Statements for further discussion of these convertible notes.
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

Non-GAAP net loss from continuing operations excludes the effects of (1) corporate restructuring expenses from continuing operations, (2) acquisition related compensation expense, (3) acquisition-related sales incentives, which have been recorded as contra revenue, (4) intangible amortization from continuing operations, (5) loss from equity method investments, (6) non-cash interest expense related to convertible notes, (7) change in fair value of derivatives liability, (8) stock-based compensation expense from continuing operations, (9) BP settlement other income, (10) securities litigation costs, and (11) benefit from (provision for) income taxes adjustment includes the impact of the conversion from a limited liability corporation to a corporation, the impact of convertible notes offering and the impact of intangibles amortization, and the impact of the "Tax Act" of 2017.

Non-GAAP shares outstanding include Series F redeemable units as if converted to non-redeemable common stock on January 1, 2016. These units were converted to common stock in conjunction with the LLC conversion on June 1, 2016. The put right held by the Kuwait Investment Office ("KIO") expired on June 20, 2016, and the shares of common stock owned by KIO are no longer redeemable. See Note 16 to the accompanying Consolidated and Combined Financial Statements for further discussion of the put right.

The following table reconciles Net loss from continuing operations to Net loss from continuing operations - Non-GAAP and Shares outstanding to Shares outstanding-Non-GAAP for the years ended December 31, 2017, 2016 and 2015:

(Dollars in thousands, except per share amounts)	Year Ended December 31,
	2017	2016	2015
Net loss from continuing operations	$(131,399)	$(140,521)	$(45,690)
Adjustments to GAAP net loss:
Corporate restructuring from continuing operations (3)	2,422	2,544	1,470
Acquisition related compensation expense	—	4,814	—
Acquisition related sales incentive	2,732	2,966	—
Intangible amortization from continuing operations	9,388	12,709	5,923
Loss from related party equity method investment including impairment loss	50,334	40,994	2,584
Non-cash interest expense related to convertible notes	4,417	108	—
Change in fair value of derivatives liability	(264)	(1,228)	—
Stock-based compensation expense from continuing operations	8,102	44,048	1,429
BP settlement	—	(842)	—
Securities litigation costs	777	—	—
The impact of intangible amortization, impact of the "Tax Act" of 2017, and the conversion from a limited liability company to a corporation on provision for (benefit from) income taxes	(1,796)	(23,797)	391
Total adjustments to GAAP net loss from continuing operations	76,112	82,316	11,797
Net loss - Non-GAAP from continuing operations	$(55,287)	$(58,205)	$(33,893)

Weighted average shares outstanding (1)	116,737,860	111,600,650	88,970,842
Weighted average Series F/redeemable stock (1) (2)	—	5,005,855	10,714,285
Shares outstanding - Non-GAAP (1)	116,737,860	116,606,505	99,685,127

Net loss per share from continuing operations - Non-GAAP (1)	$(0.47)	$(0.50)	$(0.34)

The following table reconciles Net loss per share to Net loss per share Non-GAAP for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Net loss per common share from continuing operations - GAAP	$(1.12)	$(1.30)	$(0.69)
Adjustments to GAAP net loss per common share from continuing operations:
Corporate restructuring from continuing operations (3)	0.02	0.02	0.02
Acquisition related compensation expense	—	0.04	—
Acquisition related sales incentive	0.02	0.03	—
Intangible amortization from continuing operations	0.08	0.12	0.06
Loss from related party equity method investment including impairment loss	0.43	0.37	0.03
Non-cash interest expense related to convertible notes	0.04	—	—
Change in fair value of derivatives liability	—	(0.01)	—
Stock-based compensation expense from continuing operations	0.07	0.39	0.02
BP settlement	—	(0.01)	—
Securities litigation costs	0.01	—	—
The impact of intangible amortization, impact of the "Tax Act" of 2017, and the conversion from a limited liability company to a corporation on provision for (benefit from) income taxes	(0.02)	(0.21)	—
Accretion to redemption value of Series F/redeemable common stock	—	0.04	0.18
Dilution from Series F/redeemable common stock	—	0.02	0.04
Total adjustments to GAAP net loss per common share from continuing operations	0.65	0.80	0.35
Net loss per common share from continuing operations - Non-GAAP (1)	$(0.47)	$(0.50)	$(0.34)

(1)
The net loss per common share from continuing operations - non-GAAP, weighted-average shares outstanding, weighted average Series F units/redeemable stock and shares outstanding - non-GAAP, have been computed to give effect to the LLC conversion that occurred June 1, 2016 prior to our initial public offering. In conjunction with the LLC Conversion, (a) all of our outstanding units automatically converted into shares of common stock, based on the relative rights of our pre-IPO equityholders as set forth in the limited liability company agreement and (b) we adopted and filed a certificate of incorporation with the Secretary of State of Delaware and adopted bylaws. We filed an amended certificate of incorporation to effect a 1-for-5.5 reverse stock split of our common stock on June 1, 2016. Please see Note 16 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to the LLC conversion and related transactions.

(2)
The weighted-average shares outstanding have been further adjusted to account for the redeemable Series F units (converted to common stock in conjunction with the LLC conversion), whose put right expired on June 20, 2016. Prior to June 20, 2016, these units/shares of common stock were classified as redeemable members’/stockholders’ equity in the balance sheet, and as such, were not included in the weighted-average shares outstanding prior to June 20, 2016. The put right expired June 20, 2016, and the shares were no longer redeemable and are included in shareholders’ equity as of December 31, 2016. The weighted-average shares are adjusted to include the redeemable common stock in the weighted-average shares outstanding for the entire period. Please see Note 16 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to the LLC conversion and related transactions.

(3)	Corporate restructuring includes accrued bonus reversal of $0.5 million for the year ended December 31, 2017.

Components of Our Results of Operations
Revenue
We generate our revenue from the sale of software-as-a-service, hardware and services, and sequencing and molecular analysis. Our systems infrastructure and platforms support the delivery of both personalized comprehensive sequencing and molecular analysis and the implementation of value-based care models across the healthcare continuum. We generate revenue from the following sources:

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

Software-as-a-service - Software-as-a-service, or SaaS, revenue is generated from our clients’ access to and usage of our hosted software solutions on a subscription basis for a specified contract term, which is typically annually. In our SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally only has the right to access and use the software and receive any software upgrades published during the subscription period. Solutions sold under our SaaS model include our Eviti platform solutions and NaviNet.

Maintenance - Maintenance revenue includes ongoing post-contract client support, or ("PCS"), or maintenance during the paid PCS term. Additionally, PCS includes ongoing development of software updates and upgrades provided to the client on a when and if available basis. We sell our DeviceConX solution with maintenance contracts.

Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by the process of performing sequencing and analysis of whole genome DNA, RNA and proteomic results, including GPS Cancer. We recognize revenue upon the delivery of the analysis and reporting of the results to the client or on a cash basis when it cannot conclude that the fees are fixed and determinable and collectibility is reasonably assured.

Other services - Other services revenue includes revenue from professional services we provide that are generally complementary to our software solutions and may or may not be required for the solution to function as desired by the client. When associated with software, these services are generally provided in the form of training and implementation services during the software license period and do not include PCS. Other services revenue also includes revenue related to nursing and therapy services provided to patients in a home care setting and any other services not included in the preceding revenue sources.
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

Selling, general and administrative

Selling, general and administrative expense consists primarily of shared service fees from NantWorks, personnel-related expenses for our sales and marketing, finance, legal, human resources, and administrative associates, stock-based compensation, and advertising and marketing promotions of NantHealth solutions. It also includes trade show and event costs, sponsorship costs, point of purchase display expenses and related amortization as well as legal costs, consulting and professional fees, insurance and other corporate and administrative costs.

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

Research and development

Research and development expenses consist primarily of personnel-related costs for associates working on development of solutions, including salaries, benefits and stock-based compensation. Also included are non-personnel costs such as consulting and professional fees to third-party development resources.
Substantially all of our research and development expenses are related to developing new software solutions and improving our existing software solutions.
With the exception of stock-based compensation, we expect our research and development expenses to continue to increase in absolute dollars and as a percentage of revenue as we continue to make significant investments in developing new solutions and enhancing the functionality of our existing solutions with a focus on cancer care. However, we expect our research and development expenses to decrease as a percentage of revenue over the long term as we realize economies of scale from our developed technology.
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
Loss from Equity Method Investment Including Impairment Loss
Loss from equity method investments consists of our pro rata share of losses of a company that we own an ownership interest in and account for under the equity method of accounting including impairment loss. We regularly evaluate our investments, which are not carried at fair value, for other than temporary impairment in accordance with U.S. GAAP.
Provision for (Benefit from) Income Taxes
Provision for income taxes consists of U.S. federal and state and foreign income taxes. We are required to allocate the provision for income taxes between continuing operations and other categories for earnings, such as discontinued operations. To date, we have no significant U.S. federal, state and foreign cash income taxes because of our LLC status prior to June 1, 2016 and current and accumulated net operating losses.
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
Results of Operations
The following table sets forth our Consolidated and Combined Statements of Operations data for each of the periods indicated:

(Dollars in thousands except per share amounts)	Year Ended December 31,
	2017	2016		2015
Revenue:
Software-as-a-service	$60,707	$56,210		$13,926
Software and hardware	6,093	6,750		14,292
Total software-related revenue	66,800	62,960		28,218
Maintenance	10,421	9,089		9,199
Sequencing and molecular analysis	2,554	604		75
Other services	6,901	7,751		8,685
Total net revenue	86,676	80,404		46,177

Cost of Revenue:
Software-as-a-service	21,795	19,883		3,227
Software and hardware	660	816		(153)
Total software-related cost of revenue	22,455	20,699		3,074
Maintenance	748	798		411
Sequencing and molecular analysis	6,029	1,987		39
Other services	7,118	12,131		11,263
Amortization of developed technologies	5,172	8,492		5,901
Total cost of revenue	41,522	44,107		20,688

Gross profit	45,154	36,297		25,489

Operating Expenses:
Selling, general and administrative	74,976	105,258		55,717
Research and development	33,862	47,310		14,248
Amortization of acquisition-related assets	4,216	4,217		22
Total operating expenses	113,054	156,785		69,987
Loss from operations	(67,900)	(120,488)		(44,498)
Interest expense, net	(16,168)	(6,429)		(627)
Other income, net	800	3,593		2,410
Loss from related party equity method investment including impairment loss	(50,334)	(40,994)		(2,584)
Loss from continuing operations before income taxes	(133,602)	(164,318)		(45,299)
Provision for (benefit from) income taxes	(2,203)	(23,797)		391
Net loss from continuing operations	(131,399)	(140,521)		(45,690)
Loss from discontinued operations, net of tax	(43,812)	(43,581)		(26,321)
Net loss	$(175,211)	$(184,102)		$(72,011)

Basic and diluted net income (loss) per share (1):
Continued operations - common stock	$(1.12)	$(1.30)		$(0.69)
Discontinued operations - common stock	$(0.37)	$(0.39)		$(0.30)
Total net loss per common stock	$(1.49)	$(1.69)		$(0.99)
Basic and diluted net income per redeemable common stock	N/A	$0.99	0.00099	$1.50

Weighted average shares outstanding (1):
Basic and diluted - common stock	116,737,860	111,600,650		88,970,842
Basic and diluted - redeemable common stock	N/A	5,005,855		10,714,285

(1)
The net income (loss) per share and weighted-average shares outstanding have been computed to give effect to the LLC Conversion (See Note 16) that occurred on June 1, 2016, prior to the Company’s initial public offering ("IPO").  In conjunction with the LLC Conversion, (a) all of the Company’s outstanding units automatically converted into shares of common stock, based on the relative rights of the Company's pre-IPO equityholders as set forth in the Company's limited liability company agreement and (b) the Company adopted and filed a certificate of incorporation with the Secretary of State of Delaware and adopted bylaws. The Company adopted and filed an amendment to its certificate of incorporation with the Secretary of State of the state of Delaware to effect a 1-for-5.5 reverse stock split of its common stock on June 1, 2016. See Note 18 for the calculation of net income (loss) per share for common stock and redeemable common stock for the years ended December 31, 2017, 2016 and 2015.

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

The following table sets forth our Consolidated and Combined Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Year Ended December 31,
	2017	2016	2015
Revenue:
Software-as-a-service	70.1%	69.9%	30.1%
Software and hardware	7.0%	8.4%	31.0%
Total software-related revenue	77.1%	78.3%	61.1%
Maintenance	12.0%	11.3%	19.9%
Sequencing and molecular analysis	2.9%	0.8%	0.2%
Other services	8.0%	9.6%	18.8%
Total net revenue	100.0%	100.0%	100.0%

Cost of Revenue:
Software-as-a-service	25.1%	24.7%	7.0%
Software and hardware	0.8%	1.0%	(0.3%)
Total software-related cost of revenue	25.9%	25.7%	6.7%
Maintenance	0.9%	1.0%	0.9%
Sequencing and molecular analysis	7.0%	2.5%	0.1%
Other services	8.2%	15.1%	24.4%
Amortization of developed technologies	5.9%	10.6%	12.7%
Total cost of revenue	47.9%	54.9%	44.8%

Gross profit	52.1%	45.1%	55.2%

Operating Expenses:
Selling, general and administrative	86.4%	131.0%	120.7%
Research and development	39.1%	58.8%	30.9%
Amortization of acquisition-related assets	4.9%	5.2%	0.0%
Impairment of intangible asset	0.0%	0.0%	0.0%
Total operating expenses	130.4%	195.0%	151.6%
Loss from operations	(78.3%)	(149.9%)	(96.4%)
Interest expense, net	(18.7%)	(8.0%)	(1.4%)
Other income, net	0.9%	4.5%	5.2%
Loss from related party equity method investment including impairment loss	(58.0%)	(51.0%)	(5.5%)
Loss from continuing operations before income taxes	(154.1%)	(204.4%)	(98.1%)
Provision for (benefit from) income taxes	(2.5%)	(29.6%)	0.8%
Net loss from continuing operations	(151.6%)	(174.8%)	(98.9%)
Loss from discontinued operations, net of tax	(50.5%)	(54.2%)	(57.0%)
Net loss	(202.1%)	(229.0%)	(155.9%)

Comparison of the years ended December 31, 2015, 2016 and 2017
Revenue

(Dollars in thousands)	Year Ended December 31,			Period-To-Period Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Software–as-a-service	$60,707	$56,210	$13,926	4,497	8.0%	42,284	303.6%
Software and hardware	6,093	6,750	14,292	(657)	-9.7%	(7,542)	-52.8%
Total software-related revenues	66,800	62,960	28,218	3,840	6.1%	34,742	123.1%
Maintenance	10,421	9,089	9,199	1,332	14.7%	(110)	-1.2%
Sequencing and molecular analysis	2,554	604	75	1,950	322.8%	529	705.3%
Other services	6,901	7,751	8,685	(850)	-11.0%	(934)	-10.8%
Total net revenue	$86,676	$80,404	$46,177	$6,272	7.8%	$34,227	74.1%
Comparison of the years ended December 31, 2016 and 2017
Total revenue increased $6.3 million, or 7.8%, from $80.4 million for the year ended December 31, 2016 to $86.7 million for the year ended December 31, 2017. Our total revenue growth was driven primarily by growth in our SaaS, maintenance, and sequencing and molecular analysis revenue categories.
Total software-related revenue was $66.8 million for the year ended December 31, 2017 compared to $63.0 million for the year ended December 31, 2016, an increase of $3.8 million, or 6.1%. The increase in total software-related revenue was primarily driven by SaaS revenue from our NaviNet and Eviti solutions. This increase was partially offset by a decrease in our software and hardware line of business because of the timing of completed implementations as compared to the same period in the prior year.

Software and hardware revenue decreased $0.7 million, or 9.7%, for the year ended December 31, 2017 compared to the prior year. The primary driver of this decrease was related to $0.7 million in lower revenue from completed implementations of DeviceConX compared to the same period in the prior year.
SaaS revenue was $60.7 million for the year ended December 31, 2017, an increase of $4.5 million, or 8.0%, from $56.2 million compared to the prior year. This growth was primarily driven by higher revenue from our NaviNet and Eviti solutions.
Maintenance revenue increased $1.3 million, or 14.7%, from $9.1 million in the year ended December 31, 2016 to $10.4 million for the year ended December 31, 2017. This increase was primarily driven by an increase in DeviceConX post contract support maintenance from a larger number of licenses under maintenance.
Sequencing and molecular analysis revenue increased from $0.6 million for the year ended December 31, 2016 to $2.6 million for the year ended December 31, 2017. This increase was primarily due to a larger number of GPS samples sequenced and recognized as revenue as compared with last year as a result of either receiving reimbursement from non-contracted payers or from deliveries to patients covered by a contract payer of the GPS test. Currently, we recognize revenue from clients with executed contracts, from signed single case agreements, and from clients without a contractual agreement where we recognize revenue on a cash basis given the uncertainty over reimbursement. As the Company gains additional insurance coverage and reimbursement experience, we expect to be able to reduce the portion of GPS revenue which is recognized on a cash basis.
We have significantly expanded our sales efforts by adding seasoned sales and account management professionals in 2017. In 2017, we grew our GPS provider-facing sales team from 5 to 13 professionals, including an international sales professional in the second quarter of 2017. With the growth of the sales team, we expect to continue to gain traction with physicians in new areas of the US and have seen continued year over year growth in the number of physicians ordering our test.

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
We have grown the number of payers and self-insured employers covering our GPS Cancer test and have added several national self- insured employers. We will continue to invest resources in this area and expect growth as a result of our efforts. Our pipeline includes several national and regional health plans and we expect to announce additional pilot contracts before year end. The self-insured employer pipeline includes opportunities with many companies listed on Fortune's 100 list.
Finally, we are pursuing international opportunities via partnerships with locally based resellers around the world. During the third quarter of 2017, we entered into a reseller agreement for GPS Cancer with a large Singapore-based reseller. Under this agreement, the reseller will distribute GPS Cancer to physicians in Singapore, Malaysia, Thailand, Vietnam, and the Philippines. This new contract expands GPS Cancer beyond our existing international coverage in Israel, Italy, Mexico, and the Middle East.
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
Other services revenue decreased $0.9 million, or 11.0%, from $7.8 million in 2016 to $6.9 million for the year ended December 31, 2017. This was primarily driven by a $0.6 million decrease in Non-PCS Device Con X revenue due to the timing of project implementations, a $0.2 million decrease in Non-PCS NaviNet Open revenue as well as a $0.1 million decrease in home health services.
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
Comparison of the years ended December 31, 2015 and 2016
Total revenue increased $34.2 million, or 74.1%, from the year ended December 31, 2015 to $80.4 million for the year ended December 31, 2016. Our total revenue growth was driven primarily by our acquisition of NaviNet in January 2016. Our acquisition of NaviNet resulted in the contribution of $40.9 million mainly in SaaS revenue in the year ended December 31, 2016.
Total software-related revenue was $63.0 million for the year ended December 31, 2016 compared to $28.2 million for the year ended December 31, 2015, an increase of $34.7 million or 123.1%. Our total software-related revenue growth was driven primarily by the acquisition of NaviNet in January 2016.

These increases were partially offset by a $7.5 million decrease in software and hardware revenue, primarily attributed to a decreased amount of completed DeviceConX implementations. DeviceConX revenue is recognized upon the completion of each implementation. A decline of this revenue was attributable to a reduction in the number of completed large implementations during the year ended December 31, 2016, compared to 2015. In 2015, there were more projects in excess of $1.0 million in contract value completed compared with to 2016. We believe opportunities exist to grow software and hardware revenue through completion of both existing implementations as well as executing new sales bookings from our pipeline of opportunities.
SaaS revenue was $56.2 million for the year ended December 31, 2016, an increase of $42.3 million, or 303.6%, from $13.9 million compared to the prior year. This increase was primarily driven by revenue of $41.0 million from the acquisition of NaviNet in January 2016 in connection with SaaS revenue. In addition, revenue from our Eviti solutions increased $1.5 million year over year.

Maintenance revenue decreased $0.1 million, or 1.2%, from $9.2 million in the year ended December 31, 2015 to $9.1 million for the year ended December 31, 2016. This decrease was primarily driven by the timing of DeviceConX PCS support.
Sequencing and molecular analysis revenue during the period included revenue recognized for GPS profiles for which fees are fixed and determinable under a payer agreement as well as what was recognized on a cash basis due to uncertainty over reimbursement. For the year ended December 31, 2016, we recorded $0.6 million in sequencing and molecular analysis revenue compared with $75 thousand in 2015. This growth was primarily attributed to the commercial launch of GPS cancer in June 2016.
Other services revenue decreased $0.9 million, or 10.8%, from $8.7 million in 2015 to $7.8 million for the year ended December 31, 2016. This was primarily driven by a $0.7 million decrease in non PCS DeviceConX related services as well as a $0.2 million decrease in NantHealth Wellness related projects that are no longer part of the company's strategic focus.
Cost of Revenue

(Dollars in thousands)	Year Ended December 31,			Period-To-Period Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Software–as-a-service	$21,795	$19,883	$3,227	$1,912	9.6%	16,656	516.1%
Software and hardware	660	816	(153)	(156)	-19.1%	969	-633.3%
Total software-related cost of revenue	22,455	20,699	3,074	1,756	8.5%	17,625	573.4%
Maintenance	748	798	411	(50)	-6.3%	387	94.2%
Sequencing and molecular analysis	6,029	1,987	39	4,042	203.4%	1,948	4,994.9%
Other services	7,118	12,131	11,263	(5,013)	-41.3%	868	7.7%
Amortization of developed technologies	5,172	8,492	5,901	(3,320)	-39.1%	2,591	43.9%
Total cost of revenue	$41,522	$44,107	$20,688	$(2,585)	-5.9%	$23,419	113.2%
Comparison of the years ended December 31, 2016 and 2017
Cost of revenue decreased $2.6 million, or 5.9%, from $44.1 million in the year ended December 31, 2016 to $41.5 million for the year ended December 31, 2017. The primary driver of this decline was a reduction in stock compensation expense of approximately $5.4 million dollars along with a decline in amortization of developed technologies of $3.3 million as a result of certain intangible assets being fully amortized. Cost of revenue in 2016 included the cost of the vesting of certain phantom units at the time of our IPO which occurred in 2016. This was partially offset by higher cost of sequencing and offset by higher cost of sequencing and molecular analysis.
Total software-related cost of revenue increased $1.8 million, or 8.5%, from $20.7 million in 2016 to $22.5 million for the year ended December 31, 2017. The primary driver of this increase was a $1.9 million in SaaS cost of revenue primarily attributed to increased amortization of deferred implementation costs attributable to our NaviNet solutions.
Sequencing and molecular analysis increased $4.0 million, or 203.4%, from $2.0 million in 2016 compared to $6.0 million in 2017. We record the cost of revenue expense upon delivery of the GPS report to our clients. As a result, there will be a timing difference between the revenue recorded and the cost of revenue recorded. In addition, the cost of revenue is recorded as defined by the applicable contract with our clients and as outlined in the amended and restated Reseller Agreement for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics. On December 18, 2017, the Company and NantOmics executed Amendment No. 1 to the Second Amended Reseller Agreement. The Second Amended Reseller Agreement is amended to allow fee adjustments with respect to services completed by NantOmics between the amendment effective date of October 1, 2017 to June 30, 2018.
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

Other services cost of revenue decreased $5.0 million, or 41.3%, from $12.1 million in 2016 to $7.1 million for the year ended December 31, 2017. Several factors contributed to this decline such as a $2.3 million decrease in cost of revenue associated with sequencing services provided to a research institution, as well as a $2.2 million decrease in stock compensation expenses due to the timing of stock compensation expenses recorded in connection with the vesting of phantom units upon the consummation of our IPO in June 2016.
Comparison of the years ended December 31, 2015 and 2016
Cost of revenue increased $23.4 million, or 113.2%, from $20.7 million in the year ended December 31, 2015 to $44.1 million for the year ended December 31, 2016. Cost of revenue increased across key categories primarily as a result of the acquisition of NaviNet. Additionally, we incurred $5.9 million of stock compensation expenses in the year period ended December 31, 2016 compared to zero in 2015 primarily due to the timing of stock compensation expenses recorded in connection with the vesting of phantom units upon the consummation of our IPO in June 2016.
Total software-related cost of revenue increased $17.6 million, or 573.4%, from $3.1 million in 2015 to $20.7 million for the year ended December 31, 2016. The primary driver was the acquisition of NaviNet. Additionally, the Company incurred $3.0 million of stock compensation expenses in the year ended December 31, 2016 versus zero in the year ended December 31, 2015 primarily due to the timing of stock compensation expenses recorded in connection with the vesting of phantom units upon the consummation of our IPO in June 2016.
Sequencing and molecular analysis increased $1.9 million, from $39 thousand in 2015 compared to $2.0 million in 2016. We record the cost of revenue expense upon delivery of the GPS report to our clients. As a result, there will be a timing difference between the revenue recorded and the cost of revenue recorded. In addition, the cost of revenue is recorded as defined by the applicable contract with our clients and as outlined in the amended and restated Reseller Agreement for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics.

Other services cost of revenue increased $0.9 million, or 7.7%, from $11.3 million in 2015 to $12.1 million for the year ended December 31, 2016. The Company incurred $2.6 million of stock compensation expenses compared to zero in 2015 primarily due to the timing of stock compensation expenses recorded in connection with the vesting of phantom units upon the consummation of our IPO in June 2016. This increase was partially offset by a $1.4 million decrease in amounts owed to NantOmics related to sequencing and molecular analysis performed for a research university as well as a $0.3 million reduction in general overhead due to cost reduction measures.

Amortization expenses related to developed technologies increased $2.6 million, or 43.9%, from $5.9 million for the year ended December 31, 2015 to $8.5 million for the year ended December 31, 2016. This variance is attributable to acquired developed technology as a result of the acquisition of NaviNet.
Selling, General and Administrative

(Dollars in thousands)	Year Ended December 31,			Period-To-Period Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Selling, general and administrative	$74,976	$105,258	$55,717	$(30,282)	(28.8)%	$49,541	88.9%

Comparison of the years ended December 31, 2016 and 2017
For the year ended December 31, 2017, selling, general and administrative expenses decreased $30.3 million, or 28.8%, from $105.3 million in 2016 to $75.0 million in 2017. This decrease was primarily due to $26.4 million decrease in stock compensation expenses in connection with the vesting of phantom units upon consummation of our IPO in 2016. We use the accelerated attribution method to recognize expense for all phantom units since the awards’ vesting was subject to the completion of a liquidity event. In addition, there were significant forfeitures due to restructuring. Also, corporate shared services expenses decreased by $3.8 million due to a reduction in expenses allocated to us by NantWorks. Additionally, personnel related expenses declined by $0.8 million as a result of the corporate restructuring plan.
Comparison of the years ended December 31, 2015 and 2016

For the year ended December 31, 2016, selling, general and administrative expenses increased $49.5 million, or 88.9%, from $55.7 million in 2015 to $105.3 million in 2016. This increase was primarily due to $30.3 million increase in stock compensation expenses in connection with the vesting of phantom units upon consummation of our IPO and an increase of $7.2 million in personnel related expenses, a $5.9 million increase in professional services as well as selling and marketing expenses in connection with the growth of the business, $3.7 million due to increased investments in information technology and depreciation and amortization expenses as we invest in assets to support future growth. The balance is due to an increase in general overhead expenses in connection with the NaviNet acquisition.
Research and Development

(Dollars in thousands)	Year Ended December 31,			Period-To-Period Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Research and development	$33,862	$47,310	$14,248	$(13,448)	(28.4)%	$33,062	232.0%
Comparison of the years ended December 31, 2016 and 2017
Research and development expenses decreased $13.4 million, or 28.4%, from $47.3 million in 2016 to $33.9 million in 2017. This decrease was driven by a decrease of $10.6 million in stock compensation expense in connection with the vesting of equity awards upon the consummation of our IPO and Series C/restricted stock vesting that occurred during 2016. Also, we saw a $1.4 million decline in external research and development resources due to timing of certain research and development projects as well as a reduction of $1.2 million in professional services as well as a $0.3 million decrease in general travel expenses, achieved as a result of cost saving measures.
Comparison of the years ended December 31, 2015 and 2016
Research and development expenses increased $33.1 million or 232.0%, from $14.2 million in 2015 to $47.3 million in 2016. This increase was driven primarily by a $24.8 million increase in personnel related expenses primarily due to the acquisition of NaviNet. In addition, there was an increase of $13.6 million in stock compensation expense in connection with the vesting of equity awards upon the consummation of our IPO and Series C/restricted stock vesting. In addition, we saw a $2.5 million increase in professional services expenses in connection with the growth of the business as well as the NaviNet acquisition. Also, we saw a $2.5 million increase in IT related expenses primarily due to the acquisition of NaviNet. Finally, these increases were offset by a $10 million increase in deferred implementation costs due to the NaviNet acquisition.
Interest Expense, Net

(Dollars in thousands)	Year Ended December 31,			Period-To-Period Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Interest expense, net	$(16,168)	$(6,429)	$(627)	$(9,739)	151.5%	$(5,802)	925.4%

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
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), and a promissory note with NantOmics (the "NantOmics Note"). Through December 31, 2017, the total advances made by NantCapital and NantOmics to us pursuant to each applicable note amounted to approximately $112.7 million and $40.0 million, respectively. We can request additional advances subject to NantCapital and NantOmics approval. Each note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year.

In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest was due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes. In addition, in May 2016, the NantOmics Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest would be converted into shares of our common stock at the IPO price at the time of pricing of the IPO. Later in May 2016, the NantOmics Note was further amended and restated to remove the automatic conversion feature and to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. In June 2016, the NantOmics Note was further amended and restated to provide that all outstanding principal and accrued and unpaid interest will be converted into shares of our common stock at the IPO price after the pricing of the IPO and after the LLC Conversion. The NantOmics Note and all related accrued interest was converted on June 1, 2016 into 2,899,297 shares of our common stock in connection with our IPO. As a result, as of December 31, 2017, there were no unpaid amounts related to the advances on the NantOmics Note. Please see the section entitled "Liquidity and Capital Resources" below and Note 19 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of these notes.
Comparison of the years ended December 31, 2016 and 2017
Interest expense, net, increased by $9.7 million, from $6.4 million for the year ended December 31, 2016 to $16.2 million for the year ended December 31, 2017. This increase was primarily attributable to the $10.0 million interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering costs, partially offset by a $0.7 million decrease in interest on related party notes with NantOmics and NantCapital.
Comparison of the years ended December 31, 2015 and 2016
Interest expense, net, increased by $5.8 million, from $0.6 million for the year ended December 31, 2015 to $6.4 million for the year ended December 31, 2016. This increase was primarily attributable to a $5.5 million increase in accrued interest expense under the NantOmics and the NantCapital notes. In addition, there was $0.3 million in interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering costs.
Other Income (Expense), net

(Dollars in thousands)	Year Ended December 31,			Period-To-Period Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Other income (expense), net	$800	$3,593	$2,410	$(2,793)	-77.7%	$1,183	49.1%
Comparison of the years ended December 31, 2016 and 2017
Other income decreased by $2.8 million, from $3.6 million for the year ended December 31, 2016 to $0.8 million other income for the year ended December 31, 2017. For the year ended December 31, 2017, we recognized a variance of $1.6 million in foreign exchange transactions going from a gain of $1.3 million in 2016 to a loss of $0.3 million in 2017. In addition, there was a $0.9 million variance in unrealized fair value changes to the Convertible Notes bifurcated derivative.

During the year ended December 31, 2016 we recorded a reduction in fair value of derivatives liability of $1.2 million, related to the convertible notes interest make-whole issued in December 2016. During the year ended December 31, 2017, we recorded a reduction in fair value of $0.3 million.
Comparison of the years ended December 31, 2015 and 2016

Other income (expense), net, increased by $1.2 million, from $2.4 million other income for the year ended December 31, 2015 to $3.6 million other income for the year ended December 31, 2016. This was primarily due to a $1.6 million variance in foreign exchange transactions going from a loss of $0.3 million in 2015 to a gain of $1.3 million in 2016.
Loss from Related Party Equity Method Investment including impairment loss

(Dollars in thousands)	Year Ended December 31,			Period-To-Period Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Loss from related party equity method Investment including impairment loss	$(50,334)	$(40,994)	$(2,584)	$(9,340)	22.8%	$(38,410)	1,486.5%
Comparison of the years ended December 31, 2016 and 2017
For the year ended December 31, 2017, loss from equity method investment increased $9.3 million compared to the prior year, from $41.0 million during the year ended December 31, 2016 to $50.3 million during the year ended December 31, 2017. Our loss from equity investments in the year ended December 31, 2017 and 2016 included $36.0 million and $29.8 million non-cash impairment charges, respectively as a result of our determination that the fair value of our investment in NantOmics had declined below our carrying value as of June 30, 2017 and December 31, 2016, respectively, and that this decline in value was other than temporary. The decline in the fair value of our investment in NantOmics was primarily caused by a change in the risk profile of our financial projections for NantOmics resulting from the delay in our GPS revenue growth.

The increase in loss from equity method investments was due to the impairment mentioned above, our pro rata share of losses from our investment in NantOmics, and the amortization of the basis difference in the investment. We report our share of NantOmics' loss and the amortization of basis difference using a one quarter lag.
Comparison of the years ended December 31, 2015 and 2016
For the year ended December 31, 2016, loss from equity method investment increased $38.4 million compared to the prior year, from $2.6 million during the year ended December 31, 2015 to $41.0 million during the year ended December 31, 2016. Our loss from equity investments in the year ended December 31, 2016 included a $29.8 million non-cash impairment charge as a result of our determination that the fair value of our investment in NantOmics had declined below our carrying value as of December 31, 2016, and that this decline in value was other than temporary. The decline in the fair value of our investment in NantOmics was primarily caused by a change in the risk profile of our financial projections for NantOmics resulting from the delay in our GPS revenue growth.

The increase in loss from equity method investments was due to the impairment mentioned above, our pro rata share of losses from our investment in NantOmics, and the amortization of the basis difference in the investment. We report our share of NantOmics' loss and the amortization of basis difference using a one quarter lag.
Provision for (Benefits from) Income taxes

(Dollars in thousands)	Year Ended December 31,			Period-To-Period Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Provision for (benefit from) income taxes	$(2,203)	$(23,797)	$391	$21,594	(90.7)%	$(24,188)	(6,186.2)%
Comparison of the years ended December 31, 2016 and 2017
For the year ended December 31, 2017, the benefit from income taxes in continuing operations was $2.2 million, compared with a $23.8 million benefit for income taxes during the year ended December 31, 2016.

In 2017, we recorded a benefit from income taxes in the continuing operations in the amount of $3.0 million due to the tax law changes under the Tax Cuts and Jobs Act of 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law making significant changes to the Code. Changes include, but are not limited to, a corporate tax rate decrease to 21% effective for tax years beginning after December 31, 2017. This change in tax rate resulted in a reduction in our net U.S. deferred tax assets before valuation allowance by $46.5 million, which was mostly offset by a reduction in our valuation allowance. The other provisions of the Tax Act, including the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, did not have a material impact on our financial statements as of December 31, 2017.

In 2016, the Company recorded a benefit from income taxes in the amount of $8.7 million arising from a deferred tax asset valuation allowance release due to the LLC conversion to a C corporation and forming a federal tax consolidated group. The deferred tax liability previously recorded in purchase accounting of NaviNet became a source of income for the valuation allowance release. The Company also recorded in 2016 an income tax benefit in the amount of $8.6 million, arising from the recording of a deferred tax expense in additional paid in capital due to the convertible notes conversion option recorded to equity. The remaining income tax benefit mainly results from amortization of purchase accounting intangibles.
Comparison of the years ended December 31, 2015 and 2016
For the year ended December 31, 2016, the benefit from income taxes was $23.8 million, compared with a $0.4 million provision for income taxes during the year ended December 31, 2015.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2017, we had cash and cash equivalents and marketable securities of $61.7 million, compared to $157.6 million as of December 31, 2016, of which $0.2 million and $0.2 million, respectively, related to foreign subsidiaries. We believe our existing cash, cash equivalents and ability to borrow from affiliated entities will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements based upon our Chairman and CEO’s intent and ability to support our operations with additional funds as required. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce its operating or investment expenditures.  Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet its needs sooner than planned. To date, our primary sources of capital were private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“NantCapital”), convertible notes, and its IPO.

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

NantCapital Note
In January 2016, we issued the NantCapital Note to NantCapital, a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO, and the NantOmics Note to NantOmics. As of March 31, 2016, the total advances made by NantCapital and NantOmics to us pursuant to each applicable note was approximately $112.7 million and $40.0 million, respectively. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the Promissory Note and to subordinate the Promissory Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.

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
Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Cash provided by (used in):
Operating activities	$(81,148)	$(70,634)	$(74,000)
Investing activities	(12,275)	(88,765)	(95,262)
Financing activities	(5,335)	313,594	171,688
Effect of exchange rate changes on cash and cash equivalents	65	169	(136)
Net increase (decrease) in cash and cash equivalents	$(98,693)	$154,364	$2,290

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
Operating Activities
Our cash flows from operating activities have been driven by rate of revenue, billings, and collections, the timing and extent of spending to support product development efforts, and enhancements to existing services, and the timing of general and administrative expenses, and the continuing market acceptance of our solution. In addition, our net loss in the year ended December 31, 2017 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges.
Cash used in operating activities of $81.1 million in the year ended December 31, 2017 was a result of our continued significant investments in research and development, sales and marketing, and increased expenses incurred as we became a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the year ended December 31, 2017, $102.7 million, or 59% of our net loss of $175.2 million consisted of non-cash items, including a $4.5 million in stock-based compensation, $28.1 million of depreciation and amortization, a $50.3 million equity in net loss of a related party investment, $9.6 million of loss on sale of business and dissolution of business component, $5.1 million deferred income taxes, net expense, a $0.2 million provision for accounts receivable bad debts, a $0.7 million inventory provision, $4.4 million amortization of debt discounts and deferred financing offering costs, and partially offset by a $0.3 million decrease in fair value of derivatives liability.
Cash used in operating activities in the year ended December 31, 2017 included a decrease in prepaid expenses and other current assets of $0.6 million, a $2.2 million increase in deferred implementation costs due to an increase in business activity associated with the growth of our business, $1.9 million in reduction in accounts payable, $6.3 million reduction in accrued and other liabilities, a $1.0 million decrease in deferred revenue, and a $0.3 million increase in other assets and liabilities. The cash used in operating activities was offset by a $0.2 million decrease in inventories, an increase in $2.8 million in related party payables, net, and decrease $0.6 million of related party receivable, net.
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
We used $12.3 million of cash in investing activities in the year ended December 31, 2017, primarily comprised of $13.6 million of purchases of equipment and investments in our capitalized software and $0.4 million of purchases of marketable securities offset by $1.7 million of cash consideration as an estimated working capital payment related to the Allscripts sale.
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
Financing Activities
Cash used in financing activities in the year ended December 31, 2017 of $5.3 million was due to payment to tax authorities on the employee's behalf to satisfy withholding requirements on income earned from vested shares.

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
Contractual Obligations, Commitments and Contingencies
Our principal commitments consist of obligations under our outstanding debt obligations, non-cancellable leases for our office space and certain equipment and vendor contracts to provide research services, and purchase obligations and minimum commitments under license agreements and reseller agreements. The following table summarizes these contractual obligations as of December 31, 2017 in thousands:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchasing obligations	$381,235	$2,235	$4,000	$50,000	$325,000
Long term debt obligations:
Related party promissory note	154,685	—	—	154,685	—
Related party convertible notes	10,000	—	—	10,000	—
Other convertible notes	97,000	—	—	97,000	—
Operating leases and capital leases obligations	2,613	1,721	700	192	—
Total Obligations	$645,533	$3,956	$4,700	$311,877	$325,000

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
Related Party Transactions
See Note 19 of accompanying notes to Consolidated and Combined Financial Statements for a discussion of related party transactions.
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
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, fees are fixed or determinable, and collectibility is reasonably assured. While most of the our arrangements include short-term payment terms, we on occasion provide payment terms to clients in excess of one year from the date of contract signing. We do not recognize revenue for arrangements containing these extended payment terms until such payments become due. Certain of our customer arrangements allow for termination for convenience with advanced notice. Such termination rights do not allow for refunds other than prepaid PCS or other services. These provisions do not affect the recognition of revenue. We also have certain arrangements which allow for termination and refunds of fees in the event that software acceptance by the customer has not occurred. In these instances, we will defer all revenue until software acceptance has occurred.
The sequencing and molecular analysis revenue is primarily generated from payments received from commercial third-party payers, hospitals and other provider networks and patients. We report revenue from arrangements with these customers on a gross basis in accordance with ASC 605-45, Principal Agent Considerations. We recognize revenue from these arrangements when all revenue recognition criteria have been met or on a cash basis when it cannot conclude that the fees are fixed or determinable and collectibility is reasonably assured. We use judgment in our assessment of whether the fees are fixed or determinable and whether collectibility is reasonably assured in determining when to recognize revenue in the future as it continues to gain payment experience with our customers. Accordingly, we expect to recognize revenue on a cash basis when we cannot conclude that the fees from a particular customer are fixed or determinable and collectibility is reasonably assured until it has a sufficient history to reliably estimate payment patterns from such customer.

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
Stock-Based Compensation
We account for stock-based compensation arrangements granted to employees in accordance with ASC 718, Compensation—Stock Compensation, by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award.
We account for stock based compensation arrangements issued to non-employees using the fair value approach prescribed by ASC 505-50, Equity-Based Payments to Non-Employees. The value of non-employee stock-based compensation is re-measured at the end of each reporting period until the award vests and is recognized as stock-based compensation expense over the period during which the non-employee provides the services.

Stock-based compensation expense for both employee and non-employee awards is recognized on a straight-line basis over the appropriate service period for awards that are only subject to service conditions and is recognized using the accelerated attribution method for awards that are subject to performance conditions. Stock-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved.

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
Phantom Unit Plan
On March 31, 2015, we approved the Phantom Unit Plan. The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11.6 million minus the number of issued and outstanding Series C units. As of December 31, 2017, we had 1.3 million phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to us for any reason. Our IPO satisfied the liquidity event condition, and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of our common stock, as determined by our board of directors.
We intend to settle all vested phantom unit payments held by United States-based participants in shares of our common stock and classified these awards as equity awards in our Consolidated Balance Sheets. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued expenses on our Consolidated Balance Sheet as of December 31, 2017 and 2016. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of vested phantom units, we issue recipients a net lower number of shares of common stock to satisfy tax withholding obligations, and remitted a cash payment for the related withholding taxes.
During the years ended December 31, 2017 and 2016 , the Company issued 0.9 million and 1.1 million shares, respectively, of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 0.5 million and 0.5 million shares, respectively, to satisfy tax withholding obligations. The Company made a cash payment of $3.1 million and $5.8 million to cover employee withholding taxes upon the settlement of these vested phantom units during the years ended December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016 the Company also paid $0.3 million and $0.2 million, respectively, to cash-settle 59 thousand and 17 thousand vested phantom units, respectively, held by participants of the Phantom Unit Plan based outside of the United States, and to pay cash in lieu of fractional shares for vested units held by participants based in the United States.

Change in fair value of derivative liability
We have classified the interest make-whole provision of our convertible notes due 2021 issued in December 2016 as a derivative liability that is recorded at fair value. This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our Consolidated and Combined Statements of Operations and Comprehensive Loss as a change in fair value of the derivative liability. The change in the fair value of this derivative liability of $0.3 million and $1.2 million for the year ended December 31, 2017 and 2016 is due primarily to the change in the value of our common stock.
Income taxes
FASB ASC Topic 740 Income Taxes (“Topic 740”) provides the accounting treatment for uncertainty in income taxes recognized in an enterprise’s financial statements. Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017 and significantly reforms the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act lowers U.S. federal corporate income tax rates, changes the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect sweeping changes to U.S. taxation of international business activities. As a result, our net U.S. deferred tax assets and corresponding valuation allowances will be revalued at the new U.S. corporate rate. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on us and on holders of our common stock is uncertain and could seriously harm our business.
Utilization of Net Operating Loss Carryforwards
We had federal, state and foreign income tax NOL carryforwards of approximately $353.5 million, $271.9 million and $0.0 million, respectively, available to offset taxable income in tax year 2018 and thereafter. The federal NOL's will start to expire in year 2021.
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

Software Developed for Internal Use
We account for the costs of computer software obtained or developed for internal use in accordance with FASB ASC 350, "Intangibles — Goodwill and Other " ("ASC 350"). Computer software development costs are expensed as incurred, except for internal use software that qualify for capitalization as described below, and include employee related expenses, including salaries, benefits and stock-based compensation expenses; costs of computer hardware and software; and costs incurred in developing features and functionality. These capitalized costs are included in property and equipment on the Consolidated Balance Sheets. We expense costs incurred in the preliminary project and post implementation stages of software development and capitalize costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. Software costs are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2017, we had $61.7 million in cash and cash equivalents and marketable securities which were held for working capital purposes. Our cash and cash equivalents and marketable securities are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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
Foreign Currency Risk
We maintain offices in the United Kingdom and have selected clients in the Canada, Europe, the Middle East, Southeast Asia and United Kingdom. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2017 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.
Item 8. Consolidated and Combined Financial Statements and Supplementary Data

NantHealth, Inc.
Consolidated and Combined Financial Statements
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per share amounts)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of NantHealth, Inc.

Opinion of the Financial Statements
We have audited the accompanying consolidated balance sheets of NantHealth, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated and combined statements of operations, comprehensive loss, stockholders'/members’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.

Los Angeles, California
March 16, 2018

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$61,660	$157,573
Accounts receivable, net	11,491	11,673
Inventories	839	1,685
Deferred implementation costs	1,960	606
Related party receivables, net	585	693
Prepaid expenses and other current assets	5,358	3,356
Current assets of discontinued operations	—	9,992
Total current assets	81,893	185,578
Property, plant, and equipment, net	18,517	20,129
Deferred implementation costs, net of current	3,951	3,201
Deferred income tax assets, net	—	84
Goodwill	114,625	114,625
Intangible assets, net	69,424	78,812
Investment in related party	156,863	207,197
Related party receivable, net of current	1,727	1,971
Other assets	2,195	2,111
Noncurrent assets of discontinued operations	—	70,683
Total assets	$449,195	$684,391
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,164	$6,039
Accrued and other current liabilities	18,134	20,032
Deferred revenue	10,057	9,600
Related party payables, net	4,504	8,082
Current liabilities of discontinued operations	—	13,496
Total current liabilities	35,859	57,249
Deferred revenue, net of current	7,126	11,127
Related party liabilities	11,500	5,612
Related party promissory note	112,666	112,666
Related party convertible note, net	7,947	7,564
Convertible notes, net	74,845	70,810
Deferred income taxes, net	5,838	—
Other liabilities	112	820
Noncurrent liabilities of discontinued operations	—	6,949
Total liabilities	255,893	272,797
Stockholders' equity
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 108,383,602 and 121,250,437 shares issued and outstanding at December 31, 2017 (including 3,490 shares of restricted stock) and 2016 (including 6,976 shares of restricted stock), respectively	10	12
Additional paid-in capital	886,669	886,334
Accumulated deficit	(693,233)	(475,273)
Accumulated other comprehensive (loss) income	(144)	521
Total stockholders' equity	193,302	411,594
Total liabilities and stockholders' equity	$449,195	$684,391
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NantHealth, Inc.
Consolidated and Combined Statements of Operations
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Software-as-a-service	$60,707	$56,210	$13,926
Software and hardware	6,093	6,750	14,292
Total software-related revenue	66,800	62,960	28,218
Maintenance	10,421	9,089	9,199
Sequencing and molecular analysis	2,554	604	75
Other services	6,901	7,751	8,685
Total net revenue	86,676	80,404	46,177

Cost of Revenue:
Software-as-a-service	21,795	19,883	3,227
Software and hardware	660	816	(153)
Total software-related cost of revenue	22,455	20,699	3,074
Maintenance	748	798	411
Sequencing and molecular analysis	6,029	1,987	39
Other services	7,118	12,131	11,263
Amortization of developed technologies	5,172	8,492	5,901
Total cost of revenue	41,522	44,107	20,688

Gross profit	45,154	36,297	25,489

Operating Expenses:
Selling, general and administrative	74,976	105,258	55,717
Research and development	33,862	47,310	14,248
Amortization of acquisition-related assets	4,216	4,217	22
Total operating expenses	113,054	156,785	69,987
Loss from operations	(67,900)	(120,488)	(44,498)
Interest expense, net	(16,168)	(6,429)	(627)
Other income, net	800	3,593	2,410
Loss from related party equity method investment including impairment loss	(50,334)	(40,994)	(2,584)
Loss from continuing operations before income taxes	(133,602)	(164,318)	(45,299)
Provision for (benefit from) income taxes	(2,203)	(23,797)	391
Net loss from continuing operations	(131,399)	(140,521)	(45,690)
Loss from discontinued operations, net of tax	(43,812)	(43,581)	(26,321)
Net loss	$(175,211)	$(184,102)	$(72,011)

Basic and diluted net income (loss) per share (1):
Continued operations - common stock	$(1.12)	$(1.30)	$(0.69)
Discontinued operations - common stock	$(0.37)	$(0.39)	$(0.30)
Total net loss per common stock	$(1.49)	$(1.69)	$(0.99)
Basic and diluted net income per redeemable common stock	N/A	$0.99	$1.50

Weighted average shares outstanding (1):
Basic and diluted - common stock	116,737,860	111,600,650	88,970,842
Basic and diluted - redeemable common stock	N/A	5,005,855	10,714,285

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

(1)
The net income (loss) per share and weighted-average shares outstanding have been computed to give effect to the LLC Conversion (See Note 16) that occurred on June 1, 2016, prior to the Company’s initial public offering ("IPO"). In conjunction with the LLC Conversion, (a) all of the Company’s outstanding units automatically converted into shares of common stock, based on the relative rights of the Company's pre-IPO equityholders as set forth in the Company's limited liability company agreement, and (b) the Company adopted and filed a certificate of incorporation with the Secretary of State of Delaware and adopted bylaws. The Company adopted and filed an amendment to its certificate of incorporation with the Secretary of State of the state of Delaware to effect a 1-for-5.5 reverse stock split of its common stock on June 1, 2016. See Note 18 for the calculation of net income (loss) per share for common stock and redeemable common stock for the years ended December 31, 2017, 2016 and 2015.

The net loss per share for the common stock for the year ended December 31, 2016 and 2015 reflects $4,958 and $16,042 in accretion value allocated to the redeemable common stock. The redeemable common stock contained a put right, which expired on June 20, 2016. As a result, and as of that date, the shares were no longer redeemable and were included in common stock.

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NantHealth, Inc.
Consolidated and Combined Statements of Comprehensive Loss
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(175,211)	$(184,102)	$(72,011)
Other comprehensive loss, net of reclassification adjustments and taxes:
Amounts reclassified from accumulated other comprehensive income (1)	(977)	—	—
Other comprehensive income (loss) from foreign currency translation	312	608	(136)
Comprehensive loss	$(175,876)	$(183,494)	$(72,147)

(1) See Note 3 for a discussion of this reclassification of foreign currency translation adjustment.

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NantHealth, Inc.
Consolidated and Combined Stockholders’ / Members’ Equity
(Dollars in thousands)

	Members' Equity		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Units	Amount	Shares	Amount
Balance at December 31, 2014	481,024,678	$283,912	—	$—	$—	$(219,160)	$49	$64,801
Issuance of membership interests	59,367,813	200,774	—	—	—	—	—	200,774
Stock-based compensation expense (pre LLC conversion)	835,680	1,429	—	—	—	—	—	1,429
Deemed capital contributions from chairman and CEO (pre LLC conversion)	—	6,190	—	—	—	—	—	6,190
Series F put right accretion (pre LLC conversion)	—	(16,042)	—	—	—	—	—	(16,042)
Other comprehensive loss	—	—	—	—	—	—	(136)	(136)
Net loss	—	—	—	—	—	(72,011)	—	(72,011)
Balance at December 31, 2015	541,228,171	476,263	—	—	—	(291,171)	(87)	185,005
Issuance of membership interests	15,513,726	52,500	—	—	—	—	—	52,500
Stock-based compensation expense (pre LLC conversion)	—	170	—	—	—	—	—	170
Deemed capital contributions from chairman and CEO (pre LLC conversion)	—	830	—	—	—	—	—	830
Series F put right accretion (pre LLC conversion)	—	(4,375)	—	—	—	—	—	(4,375)
Conversion of members' interests	(556,741,897)	(525,388)	99,661,906	10	525,378	—	—	—
Issuance of common stock upon conversion of related party promissory note	—	—	2,899,297	—	40,590	—	—	40,590
Issuance of common stock in initial public offering, net of $13,034 in offering costs	—	—	6,900,000	1	83,565	—	—	83,566
Series F put right accretion (post LLC conversion)	—	—	—	—	(583)	—	—	(583)
Redeemable common stock put right expiration	—	—	10,714,285	1	170,999	—	—	171,000
Stock-based compensation expense (post LLC conversion)	—	—	—	—	54,925	—	—	54,925
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	—	—	1,074,949	—	(5,838)	—	—	(5,838)
Deemed capital contributions from Chairman and CEO (post LLC conversion)	—	—	—	—	2,980	—	—	2,980
Equity component of the convertible notes issuance, net	—	—	—	—	14,318	—	—	14,318
Other comprehensive income	—	—	—	—	—	—	608	608
Net loss	—	—	—	—	—	(184,102)	—	(184,102)
Balance at December 31, 2016	—	—	121,250,437	12	886,334	(475,273)	521	411,594
Stock-based compensation expense	—	—	—	—	5,670	—	—	5,670
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	—	—	2,133,165	—	(5,335)	—	—	(5,335)
Retirement of stock	—	—	(15,000,000)	(2)	—	(42,749)	—	(42,751)
Other comprehensive loss	—	—	—	—	—	—	(665)	(665)
Net loss	—	—	—	—	—	(175,211)	—	(175,211)
Balance at December 31, 2017	—	$—	108,383,602	$10	$886,669	$(693,233)	$(144)	$193,302
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

 NantHealth, Inc.
Consolidated and Combined Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2017 (1)	2016 (1)	2015 (1)
Cash flows from operating activities:
Net loss	$(175,211)	$(184,102)	$(72,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of business and dissolution of a business component	9,648	—	—
Provision for bad debt expense	220	549	207
Inventory provision	692	499	7
Depreciation and amortization	28,055	30,933	15,788
Loss from related party equity method investment including impairment loss	50,334	40,994	2,584
Amortization of debt discounts and deferred financing offering cost	4,417	108	—
Change in fair value of derivatives liability	(264)	(1,228)	—
Unrealized changes in fair value of marketable securities	—	(49)	(3,624)
Realized changes in fair value of marketable securities	—	49	3,971
Deferred income taxes, net	5,059	(23,385)	—
Stock-based compensation	4,511	53,952	1,429
Other noncash expense	—	144	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	4	8,111	3,580
Inventories	196	(570)	982
Related party receivables, net	623	(325)	228
Prepaid expenses and other current assets	(588)	3,495	(4,245)
Deferred implementation costs	(2,214)	(5,952)	(4,155)
Accounts payable	(1,852)	(5,644)	1,731
Accrued and other current liabilities	(6,321)	3,787	5,450
Deferred revenue	(999)	3,853	(21,158)
Related party payables, net	2,832	4,220	(4,738)
Other assets and liabilities	(290)	(73)	(26)
Net cash used in operating activities	(81,148)	(70,634)	(74,000)
Cash flows from investing activities:
Proceeds from sale of business, net of cash disposed	1,721	—	—
Acquisitions of businesses, net of cash acquired	—	(78,725)	(50,548)
Deferred consideration for acquisition	—	4,358	—
Purchase of property and equipment including internal use software	(13,636)	(15,780)	(8,244)
Proceeds from sales of property and equipment	—	138	—
Purchases of intangible assets	—	—	(5,000)
Investments in unconsolidated related parties	—	—	(150,816)
Purchase of cost method investment	—	—	(1,750)
Purchases of marketable securities	(360)	(31)	(15,219)
Proceeds from sales of marketable securities	—	1,275	136,315
Net cash used in investing activities	(12,275)	(88,765)	(95,262)
Cash flows from financing activities:
Proceeds from issuance of convertible notes to others, net of offering costs	—	92,797	—
Proceeds from issuance of convertible notes to related party, net of offering costs	—	9,917	—
Proceeds from (payment of) related party promissory notes	—	152,666	(34,502)
Proceeds from issuance of membership interests	—	—	200,000
Proceeds from initial public offering, net of offering costs	—	83,566	—
Deemed capital contribution from Chairman and CEO	—	3,810	6,190

NantHealth, Inc.
Consolidated and Combined Statements of Cash Flows (Continued)
(Dollars in thousands)

Tax payments related to stock issued, net of stock withheld, for vested phantom units	(5,335)	(5,838)	—
Payment of short-term notes payable	—	(23,324)	—
Net cash (used in) provided by financing activities	(5,335)	313,594	171,688
Effect of exchange rate changes on cash and cash equivalents	65	169	(136)
Net (decrease) increase in cash and cash equivalents	(98,693)	154,364	2,290
Cash and cash equivalents, beginning of period (including cash of discontinued operations)	160,353	5,989	3,699
Cash and cash equivalents, end of period	$61,660	$160,353	$5,989

	Year Ended December 31,
	2017 (1)	2016 (1)	2015 (1)
Supplemental disclosure of cash flow information:
Interest paid	$(5,778)	$(11)	$(2,193)
Interest received	63	119	599
Noncash investing and financing activities:
Noncash consideration (common stock) from sale of Business (Note 3) and subsequent retirement of stock	42,749	—	—
Purchases of property and equipment (including internal use software)	759	2,962	—
Transfer of marketable securities as investment in unconsolidated related party	—	—	99,184
Equity component reclassification of the convertible notes issuance, net	—	14,318	—
Conversion of related party promissory note and interest payable to common stock	—	40,590	—
Reclassification of redeemable common stock to common stock (former Series F units)	—	171,000	—
Accretion to redemption value of Series F / redeemable common stock	—	4,958	16,042
(1) The statements for 2015, 2016 and 2017 include provider/patient engagement solutions business.
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

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

On August 25, 2017, the Company sold substantially all of the assets of the Company's provider/patient engagement solutions business. The sale will enable the Company to focus on its core competencies of genomic sequencing, clinical decision support, connected care, and payer engagement.
As of December 31, 2017, the Company conducted the majority of its operations in the United States, Canada, the United Kingdom, and Singapore.
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
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated and Combined Financial Statements include the financial statements of NantHealth and its wholly owned subsidiaries and other entities in which NantHealth has a controlling financial interest. The transfer and assignment by NantWorks to NantHealth of the equity interests in NantCloud Services, LLC (“NantCloud”) on May 31, 2015 was recorded and presented at its carryover basis since NantHealth and the transferor are under common control. The historical statements of operations, stockholders' / members’ equity and cash flows of NantCloud have been combined with the Company's statements of operations, stockholders' / members’ equity and cash flows beginning on the date of inception of common control of the entity. All intercompany accounts and transactions have been eliminated in consolidation. These Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

The results of operations of the entities disposed of are included in the Consolidated and Combined Financial Statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. Assets and liabilities of the discontinued operations are presented separately in the asset and liability sections of the prior period balance sheet.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

The accompanying consolidated and combined financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. The Company believes its existing cash, cash equivalents and ability to borrow from affiliated entities will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements based upon the Company’s Chairman and CEO’s intent and ability to support the Company’s operations with additional funds as required. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital were private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“NantCapital”), convertible notes, and its IPO.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated and Combined Financial Statements and accompanying notes. Actual results may differ from those estimates. The estimates and assumptions used in the accompanying Consolidated and Combined Financial Statements are based upon management’s evaluation of the relevant facts and circumstances at the balance sheet date. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable allowance, inventory provisions, useful lives of long-lived assets and intangible assets, income taxes, stock-based compensation, impairment of long-lived assets and intangible assets, expected performance against minimum reseller commitments and the fair value of its investments and derivatives liability. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented.
Variable Interest Entities
The Company evaluates its ownership interests, contractual rights and other interests in entities to determine if the entities are variable interest entities (“VIEs”), if it has a variable interest in those entities, and the nature and extent of those interests. These evaluations are highly complex and involve judgment, the use of estimates and assumptions based on available historical information. In order for the Company to be the primary beneficiary of a VIE, it must have both (1) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that, in either case, could potentially be significant to the VIE. The Company consolidates entities of which it is the primary beneficiary.

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
(Dollars in thousands, except share and per share amounts)

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

Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, fees are fixed or determinable, and collectibility is reasonably assured. While most of the Company’s arrangements include short-term payment terms, the Company on occasion provides payment terms to clients in excess of one year from the date of contract signing. The Company does not recognize revenue for arrangements containing these extended payment terms until such payments become due. Certain of the Company’s customer arrangements allow for termination for convenience with advanced notice. Such termination rights do not allow for refunds other than prepaid PCS or other services. These provisions do not affect when the Company commences revenue recognition. The Company also has certain arrangements which allow for termination and refunds of fees in the event that software acceptance by the customer has not occurred. In these instances, the Company will defer all revenue until software acceptance has occurred.

The Company's clinical sequencing and molecular analysis revenue is primarily generated from payments received from commercial third-party payers, hospitals and other provider networks and patients. The Company reports revenue from arrangements with these customers on a gross basis in accordance with ASC 605-45, Principal Agent Considerations. The Company recognizes revenue from these arrangements when all revenue recognition criteria have been met or on a cash basis when it cannot conclude that the fees are fixed or determinable and collectibility is reasonably assured. The Company uses judgment in its assessment of whether the fees are fixed or determinable and whether collectibility is reasonably assured in determining when to recognize revenue in the future as it continues to gain payment experience with its customers. Accordingly, the Company expects to recognize revenue on a cash basis when it cannot conclude that the fees from a particular customer are fixed or determinable and collectibility is reasonably assured until it has a sufficient history to reliably estimate payment patterns from such customer.

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
(Dollars in thousands, except share and per share amounts)

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
The Company expense as incurred incremental direct costs incurred related to the acquisition or origination of customer contracts.
Cost of Revenue

Cost of revenue includes associate salaries, bonuses and benefits, stock-based compensation, consultant costs, direct reimbursable travel expenses, depreciation related to software developed for internal use and other direct engagement costs associated with the design, development, sale and installation of systems, including system support and maintenance services for clients. System support includes ongoing client assistance for software updates and upgrades, installation, training and functionality. All service costs except deferred implementation costs are expensed when incurred. Amortization of deferred implementation costs are also included in cost of revenue. Cost of revenue associated with each of the Company’s revenue sources consists of the following types of costs:

•	Software and hardware - Software and hardware cost of revenue includes third-party software and hardware costs directly associated with solutions, including purchasing and receiving costs.

•
Software-as-a-service - SaaS cost of revenue includes personnel-related costs, amortization of deferred implementation costs and other direct costs associated with the delivery and hosting of the Company's subscription services.

•	Maintenance - Maintenance cost of revenue includes personnel-related costs and other direct costs associated with the ongoing support or maintenance provided to the Company’s clients.

•
Sequencing and molecular analysis - Sequencing and molecular analysis cost of revenue includes (a) personnel-related costs associated with these services and (b) amounts due to NantOmics under the reseller agreement (See Note 19) for the sequencing and analysis of whole genome, DNA, RNA, and proteomic results.

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
(Dollars in thousands, except share and per share amounts)

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
Selling, General and Administrative Expenses
Selling, general and administrative expense consists primarily of shared service fees from NantWorks, personnel-related expenses for our sales and marketing, finance, legal, human resources, and administrative associates, stock-based compensation, and advertising and marketing promotions of NantHealth solutions. It also includes trade show and event costs, sponsorship costs, point of purchase display expenses and related amortization as well as legal costs, consulting and professional fees, insurance and other corporate and administrative costs. Advertising costs are expensed as incurred.
Research and Development Expenses
Research and development (“R&D”) costs incurred to establish the technological feasibility of software to be sold are expensed as incurred. These expenses include the costs of the Company’s proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements.
Development costs, consisting primarily of employee salaries and benefits (including stock-based compensation), incurred in the research and development of new software products and maintenance to existing software products are expensed as incurred. These costs are associated with both the preliminary project stage and post-implementation stage of internally developed software. Costs associated with the application development stage are capitalized.
Stock-Based Compensation
The Company accounts for stock-based compensation arrangements granted to employees in accordance with ASC 718, Compensation–Stock Compensation, by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award.

The Company accounts for stock-based compensation arrangements issued to non-employees using the fair value approach prescribed by ASC 505-50, Equity-Based Payments to Non-Employees. The value of non-employee stock-based compensation is re-measured at the end of each reporting period until the award vests and is recognized as stock-based compensation expense over the period during which the non-employee provides the services.

Stock-based compensation expense for both employee and non-employee awards is recognized on a straight-line basis over the appropriate service period for awards that are only subject to service conditions and is recognized using the accelerated attribution method for awards that are subject to performance conditions. Stock-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved.

The Company early adopted FASB Accounting Standards Update ("ASU") No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) related to stock-based compensation, beginning July 1, 2016, simplifying the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the related classification in the statement of cash flows. All excess tax benefits and tax deficiencies are recognized as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. The recognition of excess tax benefits is not deferred until the benefit is realized through a reduction to taxes payable. When the Company applies the treasury stock method, in calculating diluted earnings per share, excess tax benefits, if applicable, are excluded and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits if applicable, are classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows. Per ASU No. 2016-09, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. Cash paid by the Company when directly withholding shares for tax withholding purposes should be classified as a financing activity in the Statement of Cash Flows (See Note 15 and Note 17).
Change in Fair Value of Derivative Liability

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

The Company has classified the interest make-whole provision of its convertible notes and related party convertible note due June 2021 and issued in December 2016 as a derivative liability as part of other liabilities and related party liabilities, respectively, in the Consolidated Balance Sheets and is recorded at fair value. This derivative liability is subject to re-measurement at each balance sheet date, and the Company recognizes any change in fair value in the Company's Consolidated and Combined Statements of Operations as a change in fair value of the derivative liability. The change in the fair value of this derivative liability is primarily due primarily to the change in the value of the Company's common stock (See Note 13).
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

On June 1, 2016, NantHealth converted from a limited liability company to a C corporation and formed a consolidated group with its domestic corporate subsidiaries for federal tax purposes. The Company now records federal and state tax provision of the consolidated group and foreign tax provision of its foreign subsidiaries.

ASC 740, Income Taxes, provides the accounting treatment for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As part of the process of preparing our Consolidated and Combined Financial Statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which the Company conducts business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in the Company's Consolidated Balance Sheets. The Company then evaluates on a periodic basis the probability that the net deferred tax assets will be recovered and therefore realized from future taxable income and to the extent the Company believes that recovery is not more likely than not, a valuation allowance is established to address such risk resulting in an additional related provision for income taxes during the period.

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
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, adjusted to give effect to potentially dilutive securities. However, potentially dilutive securities are excluded from the computation of diluted net income (loss) per share to the extent that their effect is anti-dilutive. The Company applies treasury method in calculating weighted average dilutive number of shares for its stock plans.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

The Company recorded in certain reporting periods an accretion to the carrying value of the Redeemable Series F units and a reduction to members’ equity carrying amount, when the Company deemed it probable that the Series F units would be redeemed. As a result, the net loss applicable to common stockholders reported in the calculation of earnings per share was increased, income for redeemable Series F was increased, and a two class method of net income (loss) per share was applied (See Note 16 and Note 18).
Foreign Currency Translation
 The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in Canada, United Kingdom, and Singapore. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized.
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
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, notes payable, deferred revenue, and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

In accordance with this guidance, the Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs.

The Company's investment securities as of December 31, 2017 include certificates of deposit that are classified by management as held-to-maturity since the Company has the positive intent and ability to hold to maturity. The fair value of these investments approximate carrying values, and the Company has classified these instruments as Level 2 in the fair value hierarchy.

The Company's fair value estimate of the convertibles notes and interest make-whole provision of the convertible notes are based on Level 3 inputs.
Cash and Cash Equivalents

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

The Company considers all unrestricted, highly liquid investments with an initial maturity of three months or less to be cash equivalents. These amounts are stated at cost, which approximates fair value. At December 31, 2017 and 2016, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. Cash and cash equivalents are maintained at stable financial institutions, generally at amounts in excess of federally insured limits, which represents a concentration of credit risk. The Company has not experienced any losses on deposits of cash and cash equivalents to date.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of amounts related to PCS and other services that were billed but not yet delivered at each period end (See Note 4) and net of allowances for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectibility of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each client to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.
Concentrations of Risk
The following table summarizes the number of customers that individually comprise greater than 10% of revenues and/or 10% of accounts receivable, and their aggregate percentages of total revenues and total billed and unbilled accounts receivable:

Period	Significant Customers	Percentage of Total Revenues					Percentage of Total Accounts Receivable
		A	B	C	D	E	A	B	C	D	E
Year Ended December 31, 2017	5	14.1%	11.0%	—%	—%	—%	—%	15.7%	18.1%	11.3%	10.1%
Year Ended December 31, 2016	2	13.3%	12.7%	—%	—%	—%	—%	—%	—%	—%	—%
Year Ended December 31, 2015	1	18.6%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Inventories
Through December 31, 2015, inventories were stated at the lower of cost (first-in, first-out basis) or market. The Company early adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, and as such, inventories were stated at the lower of cost and net realizable value at December 31, 2016 and 2017. There was no material effect to the adoption of ASU No. 2015-11.
Property, Plant and Equipment, net

Property, plant and equipment received in connection with business combinations are recorded at fair value. Property, plant and equipment acquired in the normal course of business are recorded at cost. Depreciation is computed on a straight line basis over the estimated useful lives of the related assets (See Note 8). Maintenance and repairs are charged to expense as incurred while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

 The Company accounts for the costs of computer software obtained or developed for internal use in accordance with ASC 350, Intangibles—Goodwill and Other. Computer software development costs are expensed as incurred, except for internal use software costs that qualify for capitalization as described below, and include employee related expenses, including salaries, benefits and stock-based compensation expenses; costs of computer hardware and software; and costs incurred in developing features and functionality. These capitalized costs are included in property and equipment on the Consolidated Balance Sheets. The Company expenses costs incurred in the preliminary project and post implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. Software costs are amortized using the straight-line method commencing when the software project is ready for its intended use.
Deferred Implementation Costs
The Company provides SaaS and information technology management services under long-term arrangements which require the Company to perform system implementation activities. In some cases, the arrangements either contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement or the system implementation services do not have separate value from the service revenue. Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized. The costs deferred consist of employee compensation (including stock-based compensation) and benefits for those employees directly involved with performing system implementation or deployment services, as well as other direct and incremental costs.
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
As part of the annual impairment test, the Company may conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In a qualitative assessment, the Company would consider the macroeconomic conditions, including any deterioration of general conditions, industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation, and events affecting the reporting unit, including changes in the carrying value of net assets.
If an optional qualitative goodwill impairment assessment is not performed, the Company is required to determine the fair value of each reporting unit. If a reporting unit’s fair value is lower than its carrying value, the Company must determine the amount of implied goodwill that would be established if the reporting unit was hypothetically acquired on the impairment test date. If the carrying amount of a reporting unit’s goodwill exceeds the amount of implied goodwill, the Company would record an impairment loss equal to the excess (See Note 10).
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
(Dollars in thousands, except share and per share amounts)

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
Deferred Revenue
The Company records deferred revenue when it receives cash from clients prior to meeting the applicable revenue recognition criteria. The Company uses judgment in determining the period over which the deliverables are recognized as revenue. As of December 31, 2017 and 2016, current and non-current deferred revenue are comprised of deferrals for fees related to software licenses, SaaS arrangements, PCS services, non-PCS services and other revenue. Non-current deferred revenue as of December 31, 2017 is expected to be recognized on or over a 12-month period following that day.
Recent Accounting Pronouncements
Revenue from Contracts with Customers

The new FASB ASC 606, Revenue from Contracts with Customers, standards commencing with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), replace existing revenue recognition rules including industry-specific guidance. ASC 606 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting (performance obligations), how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price. Revenue is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for goods or services. They become effective for annual reporting periods beginning after December 15, 2017. The FASB allows two adoption methods under ASC 606 standards. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance updates the definition of an in substance nonfinancial asset and clarifies the scope of ASC 610-20 on the sale or transfer of nonfinancial assets to noncustomers, including partial sales. It also clarifies the derecognition guidance for nonfinancial assets to conform with the new revenue recognition standard. Either a full or modified retrospective approach can be applied.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The FASB issued 13 technical corrections and improvements to ASU No. 2014-09, including providing optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. The amendments in this standard also expand the information that is required to be disclosed when an entity applies one of the optional exemptions.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments, which address transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes, do not change the core principles of ASU No. 2014-09, but rather address implementation issues and are intended to result in more consistent application.

In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends certain aspects of ASC 606. ASU No. 2016-10 amends step two of the new revenue standard’s five-step model to include guidance on immaterial promised goods or services, shipping and handling activities and identifying when promises represent performance obligations. ASU No. 2016-10 also provides guidance related to licensing such as, but not limited to, sales-based and usage-based royalties and renewals of license that provide a right to use intellectual property.

As permitted under the standard, the Company plans to adopt ASU No. 2014-09 in the first quarter of 2018 using the modified retrospective approach and to recognize the cumulative effect of existing contracts in the opening balance of retained earnings on the effective date of January 1, 2018. The Company continues to assess the impact of the new revenue standard on the current business processes, systems and controls.

The Company expects that its software revenue accounting will change resulting from its ability to allocate total contract revenue to distinct performance obligations recognized at a point in time using its best estimate of standalone selling prices, rather than requiring vendor specific evidence for determining selling price. Also, for certain bundled software arrangements involving implementation performance obligations with significant integration efforts, the Company expects to record revenue over time using inputs to measure its progress of completion against its contract performance obligations. Where customer contracts require significant software customizations, and the Company cannot estimate the remaining efforts necessary to complete the customizations, revenue on those contracts will occur at a point in time upon completion of the software customization and implementation of the software. The Company also expects that its assessment of its ability to collect substantially all of its revenue associated with its nursing and therapy services will result in earlier recording of revenue consistent with the timing of the performance of the related services. The Company additionally expects that the determination of contract term will impact the period of revenue recognition for certain contracts involving professional services that are not considered distinct from monthly SaaS subscriptions provided to its customers. The Company is considering the accounting treatment of certain contract costs to fulfill under Topic 606 related to implementation, customization, and enhancements associated with its SaaS subscriptions. Under the Company’s current accounting, these costs are deferred and recognized over the stated contract term or expected customer life, whichever is longer. Associated with the adoption of Topic 606, the Company is considering accounting for such costs to fulfill as capitalized internal use software under FASB ASC 350-40 Internal-Use Software or FASB ASC 340-40 Other assets and deferred costs: Contracts with customers, as appropriate. The Company will also capitalize costs associated with obtaining customer contracts, specifically commission and incentive payments. Currently, these payments are expensed in the period they are incurred. Under the updated guidance, certain of these costs to obtain may be deferred on the Company's Consolidated Balance Sheets and amortized over the expected life of the customer contract.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new standard was effective for the Company for its annual reporting period beginning January 1, 2017, including interim periods within that reporting period. The ASU allows entities to choose either prospective or retrospective transition. The Company adopted the standard in the fourth quarter of 2015 using the prospective transition method. Prior periods have not been retrospectively adjusted.

Other Accounting Pronouncements

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award date is modified. ASU No. 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The amendments of this ASU should be applied prospectively to an award modified on or after the adoption date. We will adopt the standard beginning in the first quarter of 2018. If we encounter a change to the terms or conditions of any of our share-based payment awards we will evaluate the need to apply modification accounting based on the new guidance. The general treatment for modifications of share-based payment awards is to record the incremental value arising from the change as additional compensation cost.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business and provides a screen to determine if a set of inputs, processes and outputs is a business. The screen requires that when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets acquired would not be a business. Under the new guidance, in order to be considered a business, an acquisition must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. In addition, the standard narrows the definition of the term “output” so that it is consistent with how it is described in Topic 606 standards. This standard is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this guidance may have on its Consolidated and Combined Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This Update will become effective for the Corporation’s annual and interim goodwill impairment tests beginning in the first quarter of 2020. Early adoption is permitted for all entities for annual and interim goodwill impairment testing dates on or after January 1, 2017. The adoption of this standard update is not expected to have a material impact on the Company's Consolidated and Combined Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard will require that companies include restricted cash and restricted cash equivalents in their cash and cash equivalent balances in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of this standard is permitted. The adoption of this standard beginning in the first quarter of 2018 is not expected to have a material impact on the Company's Consolidated and Combined Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. ASU 2016-16 should be applied using a modified retrospective approach basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has not historically made a significant amount of intra-entity transfers of assets and adoption of the standard is not expected to have a material impact on the Company’s results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard update was issued to address diversity in practice in how certain cash receipts and cash payments are presented and classified. The provisions of ASU No. 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard beginning in the first quarter of 2018 is not expected to have a material impact on the Company's Consolidated and Combined Financial Statements.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. ASU No. 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Company is evaluating the potential effects of the adoption of this guidance on the Company's Consolidated and Combined Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 changes certain aspects of the accounting for share-based payment awards, including: accounting and cash flow classification for excess tax benefits and deficiencies; income tax withholding obligations; forfeitures; and cash flow classification. ASU No. 2016-09 was effective for the Company in the first quarter of 2017, with early adoption permitted. The Company early adopted this guidance effective July 1, 2016 (See Note 15 and Note 17).

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for interim and annual reporting periods beginning with the year ending December 31, 2019. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its Consolidated and Combined Financial Statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value, with changes in fair value recognized in current earnings. ASU No. 2016-01 is effective for the Company in the first quarter of 2018, with early adoption permitted. The Company is currently evaluating the effect that ASU No. 2016-01 will have on its Consolidated and Combined Financial Statements and related disclosures.

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

Allscripts conveyed to the Company 15,000,000 shares of Company's common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the acquired Business upon Disposition. Allscripts paid the Company $1,742 of cash consideration as an estimated working capital payment, and the Company recorded a receivable of $1,021 related to final working capital adjustments. The Company is also responsible for paying Allscripts for fulfilling certain customer service obligations of the Business post-closing.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of December 31, 2017, the estimated fair value was not material.

During the year December 31, 2017, the Company recorded other income of $348 associated with the services under the transition services agreement.

The total loss on sale to Allscripts consisted of the following:

Cash received as consideration	$1,742
Deferred consideration related to working capital adjustments	1,021
Estimated costs to be incurred by the Company to fulfill certain customer service obligations of the Business post-closing	(883)
Fair value of common stock	42,750
Net consideration received	44,630
Less: Carrying value of net assets sold	(55,255)
Plus: Reclassification of cumulative translation adjustments of foreign subsidiaries	117
Loss from sale of Business	$(10,508)
The sale of the Business qualified as discontinued operations because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the Business represented a strategic shift in the Company’s operations as the sale enables the Company to focus on genomic sequencing, clinical decision support, connected care and payer engagement.

The historical balance sheet and statements of operations of the Business have been presented as discontinued operations in the Consolidated and Combined Financial Statements and prior periods have been restated. Discontinued operations include results of the Business except for certain allocated corporate overhead costs and certain costs associated with transition services provided by the Company to the Business. These allocated costs remain part of continuing operations.

The carrying amounts of the major classes of assets and liabilities of the Company's discontinued operations as of December 31, 2016 were as follows:

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

December 31, 2016
Cash and cash equivalents	$2,780
Accounts receivable, net	2,055
Inventories	532
Deferred implementation costs	2,730
Related party receivables, net	206
Prepaid expenses and other current assets	1,689
Current assets of discontinued operations	9,992
Property, plant, and equipment, net	9,010
Deferred implementation costs, net of current	4,709
Goodwill	16,444
Intangible assets, net	40,314
Other assets	206
Total assets of discontinued operations	$80,675

Accounts payable	$681
Accrued and other current liabilities	5,199
Deferred revenue	7,616
Current liabilities of discontinued operations	13,496
Deferred revenue, net of current	6,111
Deferred income tax liabilities, net of current	838
Total liabilities of discontinued operations	$20,445

The operating results of the Company's discontinued operations are as follows:

	Year Ended December 31,
	2017	2016	2015
Major line items constituting loss from discontinued operations
Net revenue	$7,619	$19,976	$12,127
Cost of revenue	16,318	28,227	14,121
Selling, general and administrative	8,891	15,396	13,304
Research and development	7,571	14,326	9,587
Amortization of software license and acquisition-related assets	1,978	3,040	1,520
Other expense (income)	134	1,582	(98)
Loss from sale of Business	10,508	—	—
Gain from dissolution of a business component	(860)	—	—
Loss from discontinued operations, before income taxes	(36,921)	(42,595)	(26,307)
Provision for income taxes	6,891	986	14
Loss from discontinued operations, net of income taxes	$(43,812)	$(43,581)	$(26,321)

Cumulative translation adjustment gains or losses of foreign subsidiaries related to divested Business are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the Business, the Company reclassified $117 of cumulative translation adjustment gains from accumulated comprehensive loss to the Company's loss from sale of the Business.

The significant operating and investing cash and noncash items of the discontinued operations included in the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 were as follows:

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Depreciation and amortization from discontinued operations	$8,829	$12,422	$7,162
Loss from sale of Business	10,508	—	—
Proceeds from sale of Business	1,721	—	—
Capital expenditures	4,673	5,926	1,254

Concurrent with the sale to Allscripts, the Company performed a reorganization of its operations intended to improve efficiency and better align the Company's costs and employment structure with its strategic plans. The reorganization includes a workforce reduction. Upon signing release agreements, impacted employees were eligible to receive severance payments in specified amounts and general benefits for specified periods in accordance with our policies and local requirements.

In the year ended December 31, 2017, the Company recorded restructuring charges of approximately $2,422 associated with the termination of the employees. In connection with the termination, the Company reversed previously estimated bonus accrual of $533 and stock-based compensation of $1,549 as a result of the forfeiture of unvested awards. The Company recorded these charges in cost of revenue, general and administrative, and research and development from continuing operations expenses based on responsibilities of the impacted employees.

The Company recorded $2,422, $2,544 and $1,470 of restructuring charges related to reduction in employees in the years ended December 31, 2017, 2016 and 2015, respectively.

The Company's restructuring accrual activity for the year ended December 31, 2017 is summarized as follows:

	Balance as of December 31, 2016	Expenses, Net	Cash	Balance as of December 31, 2017
Employee severance and other personnel benefits liability	$—	$2,955	$(2,884)	$71
Dissolution of Net.Orange Ltd
On August 29, 2017, the Company dissolved its wholly owned U.K. subsidiary, Net.Orange Ltd. The Company reclassified $860 of cumulative translation adjustment gains from accumulated comprehensive loss to the Company's results of discontinued operations.
Note 4. Business Combinations
2016 Acquisition
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
(Dollars in thousands, except share and per share amounts)

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
 The estimated life of the acquired trade names is four years, the estimated life of customer relationships is fifteen years, and the estimated life of the developed technology is seven years, with these intangibles amortized on a straight-line basis. The excess of the purchase price over the net tangible and intangible assets of $74,076 was recorded as goodwill and considered non-deductible for income tax purpose.
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

During the year ended December 31, 2016, the Company recognized a net increase of $300 from measurement period adjustments, which reduced goodwill. The measurement period adjustments included a $2,909 increase to goodwill related to a decrease in property and equipment, a $697 decrease to goodwill related to an increase in research and development grant receivable, a $955 decrease to goodwill related to a decrease in deferred revenue, a $209 increase to goodwill related to a deferred tax liability increase due to various allocation adjustments, $455 increase to goodwill for working capital adjustments, a $188 increase to goodwill related to an accrued sales tax liability increase, and a $2,409 decrease to goodwill, representing the Company’s right to be reimbursed from 3BE for severance benefits if their employment is terminated by the Company without cause or by the employee for good reason within 12 months after the closing date, which was settled through the escrow account in December 2016.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 5. Accounts Receivable, net
Accounts receivable, net excludes amounts related to PCS and other services that were billed but not yet delivered at each period end. These undelivered services are also excluded from the deferred revenue balances on the accompanying Consolidated Balance Sheets. The amount of outstanding and unpaid invoices excluded from both the accounts receivable and deferred revenue balances as of December 31, 2017 and 2016 was $6,198 and $2,878, respectively.

Accounts receivable are included on the Consolidated Balance Sheets net of the allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Balance at beginning of the year	Additions to expense	(Write offs) / Recoveries	Balance at the end of the year
Year Ended December 31, 2017	$70	79	—	$149
Year Ended December 31, 2016	$301	364	(595)	$70
Year Ended December 31, 2015	$142	83	76	$301
Note 6. Inventories
Inventories as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Finished goods	$839	$1,308
Raw materials	—	377
Inventories	$839	$1,685
Note 7. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Prepaid expenses	$2,791	$3,083
Restricted cash (1)	350	100
Other current assets	2,217	173
Prepaid expenses and other current assets	$5,358	$3,356

(1) Additional $250 of non-current restricted cash as of December 31, 2016 is included in the Company’s Consolidated
Balance Sheets as part of Other assets.

Accrued and other current liabilities of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Payroll and related costs	$7,051	$9,821
NaviNet acquisition accrued earnout (See Note 4)	5,408	2,675
Other accrued and other current liabilities	5,675	7,536
Accrued and other current liabilities	$18,134	$20,032
Note 8. Property, Plant and Equipment, net

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

Property, plant and equipment, net as of December 31, 2017 and 2016 consisted of the following:

		December 31,
	Useful life (in years)	2017	2016
Computer equipment and software	3-5	$13,998	$13,391
Furniture and equipment	5-7	3,211	3,169
Leasehold and building improvements (1)		4,233	3,921
Internal use software	3	17,690	10,371
Construction in progress		629	1,090
		39,761	31,942
Less: Accumulated depreciation and amortization		(21,244)	(11,813)
Property, plant and equipment, net		$18,517	$20,129

(1) Useful life for leasehold and building improvements represents the term of the lease or the estimated life of the related improvements, whichever is shorter.

Depreciation expense from continuing and discontinued operations was $12,363 and $8,088 for the years ended December 31, 2017 and 2016, respectively, of which $5,792 and $1,766, respectively, related to internal use capitalized software development costs. Depreciation expense from continuing operations and discontinued operations was $3,661 for the year ended December 31, 2015, of which none related to internal use capitalized software development costs. Amounts capitalized to internal use software related to continuing operations for the years ended December 31, 2017, 2016 and 2015 were $7,333, $10,357 and $0, respectively.
Note 9. Intangible Assets, net
The Company’s definite-lived intangible assets as of December 31, 2017 and 2016 consisted of the following:

	December 31, 2017
	Customer Relationships	Developed Technologies	Trade Name	Total
Gross carrying amount	$52,000	$32,000	$3,000	$87,000
Accumulated amortization	(6,933)	(9,143)	(1,500)	(17,576)
Intangible assets, net	$45,067	$22,857	$1,500	$69,424

	December 31, 2016
	Customer Relationships	Developed Technologies	Trade Name	Total
Gross carrying amount	$52,400	$61,130	$3,000	$116,530
Accumulated amortization	(3,867)	(33,101)	(750)	(37,718)
Intangible assets, net	$48,533	$28,029	$2,250	$78,812

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing and discontinued operations was $15,692, $22,485 and $12,127 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company wrote off fully amortized intangible assets of $29,530 during the year ended December 31, 2017, and recorded $87,000 of definite-lived intangible assets related to the acquisition of NaviNet during the year ended December 31, 2016 (See Note 4). These intangibles are amortized over a period of four to fifteen years.
The estimated future intangibles amortization expense over the next five years and thereafter for the intangible assets that exist as of December 31, 2017 is as follows:

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

Amounts
2018	$8,788
2019	8,788
2020	8,038
2021	8,038
2022	8,038
Thereafter	27,734
Total future intangibles amortization expense	$69,424
Note 10. Goodwill
The Company performed a qualitative test on October 1, 2017 and 2016 for its single reporting unit to test for goodwill impairment. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections, and other relevant entity-specific events, the Company determined that the fair value of the reporting unit was significantly in excess of the carrying value, and therefore concluded that a quantitative test was not necessary and as a result goodwill was not impaired.
Goodwill activity during the years ended December 31, 2016 and 2017 is shown as follows:

Amounts
Balance at January 1, 2016	$56,718
NaviNet acquisition (See Note 4)	74,076
HCS measurement period adjustment	275
Goodwill allocated to discontinued operations	(16,444)
Net activity during the year	57,907
Balance at December 31, 2016	114,625
Activity during the year	—
Balance at December 31, 2017	$114,625
The Company added $74,076 of goodwill related to the acquisition of NaviNet on January 1, 2016, and measurement period adjustments of $275 related to the asset acquisition of Healthcare Solutions ("HCS") from Harris Corporation in 2015 during the year ended December 31, 2016.
Goodwill as of December 31, 2017 and 2016 was $114,625, net of goodwill allocated to discontinued operations of $16,444. The value of goodwill associated with the discontinued operations was based on the relative fair value of the Business disposed to the total reporting unit as of August 25, 2017 (See Note 3).
Note 11. Investments
Equity method investment
Investment in NantOmics during 2015

In 2015, the Company purchased a total of 169,074,539 Series A-2 units of NantOmics, LLC (“NantOmics”), a related party of the Company, for an aggregate purchase price of $250,774. The Series A-2 units do not have any voting rights and represent approximately 14.28% of NantOmics’ issued and outstanding membership interests. NantOmics is majority owned by NantWorks and delivers molecular diagnostic capabilities with the intent of providing actionable intelligence and molecularly driven decision support for cancer patients and their providers at the point of care.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

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

At June 30, 2017 and at December 31, 2016, the Company determined that other-than-temporary-impairments of $35,991 and $29,816, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill. The declines in the fair value was primarily caused by delays in the Company’s GPS revenue growth and changes in the risk profile of the financial projections for NantOmics. The Company based its financial projections on information that the Company believes is reasonable; however, actual results may differ materially from those projections. The other than temporary impairment was based on judgments and estimates that are forward looking in nature and it is reasonably possible that the estimate of the impairment of the equity method investment in NantOmics will change in the near term due to the following: actual NantOmics cash distribution is materially lower than expected, significant adverse changes in NantOmics' operating environment, increase in the discount rate, and changes in other key assumptions. Risks and uncertainties are related to assumptions regarding future financial performance, commercial acceptance of product and service offerings, risk of reimbursement for the Company’s sequencing and molecular analysis solution, developments in the healthcare and molecular diagnostics industry, NantOmics' ability to integrate its business acquisitions, regulatory risks, and other general business risks including unanticipated adverse changes in NantOmics' operating environment.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. For the years ended December 31, 2017, 2016 and 2015, the Company recognized losses of $50,334, $40,994 and $2,584, respectively, related to this investment.

The Company used the following summarized financial information for NantOmics for the trailing twelve months ended September 30, 2017 and September 30, 2016 to record its equity investment method losses for the years ended December 31, 2017 and 2016, respectively:

	Trailing Twelve Months Ended September 30, 2017	Trailing Twelve Months Ended September 30, 2016
Sales	$7,103	$5,189
Gross loss	(7,167)	(5,752)
Loss from operations	(48,989)	(42,215)
Net loss	(57,958)	(36,435)
Net loss attributable to NantOmics	(54,784)	(34,236)

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

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

As of December 31, 2017 and 2016, IOBS was considered a variable interest entity. The Company is not the primary beneficiary of IOBS because it only has the right to elect two of five directors. All major decisions of IOBS require the majority vote by the members of the board of directors, including decisions made to manage the business including hiring and firing of officers and other critical management functions. Therefore, the Company does not consolidate IOBS.

The Company’s maximum exposure to loss as a result of its involvement with IOBS is approximately $1,750, which is primarily composed of the original cost of the investment in IOBS’ Series A preferred stock. No other arrangements exist that could require the Company to provide additional financial support or otherwise expose the Company to a loss.

As of December 31, 2017 and 2016, there are there are no identified events or changes in circumstances that may have a significant adverse effect on the value of the investment.

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
Note 12. Convertible Notes
In December 2016, the Company entered into the Purchase Agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90,000 in aggregate principal amount of its 5.50% senior convertible notes due 2021 ("Convertible Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons pursuant to Regulation S under the Securities Act. In December 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P. (“Cambridge”), an entity affiliated with Dr. Patrick Soon-Shiong, the Company’s Chairman and Chief Executive Officer, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the overallotment by the Initial Purchasers, the Company issued an additional $7,000 principal amount of the Convertible Notes. The total net proceeds from this offering were approximately $102,714, $9,917 from Cambridge and $92,797 from the Initial Purchasers, after deducting Initial Purchasers’ discount and debt issuance costs of $4,286 in connection with the Convertible Notes offering.
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

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

In connection with the offering of the Convertible Notes, on December 15, 2016, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes (See Note 19).
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
The liability component of the Convertible Notes on the date of issuance was computed as $83,079, consisting of the value of the embedded interest make-whole derivative of $1,499 and the carrying value of the Convertible Notes of $81,580. Accordingly, the equity component on the date of issuance was $23,921. If the debt will be considered current at the balance sheet date, the liability component of the convertible notes will be classified as current liabilities and presented in current portion of convertible notes debt and the equity component of the convertible debt will be considered a redeemable security and presented as redeemable equity on the Company's Consolidated Balance Sheet.
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
(Dollars in thousands, except share and per share amounts)

The debt discounts and deferred financing offering costs on the Convertible Notes are being amortized to interest expense over the contractual terms of the Convertible Notes, using the effective interest method at an effective interest rate of 12.82%.
As of December 31, 2017, the remaining life of the Convertible Notes is approximately 48 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Consolidated Balance Sheets as of December 31, 2017 and 2016:

	Related party	Others	Total
Balance as of December 31, 2017
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(2,053)	(22,155)	(24,208)
Net carrying amount	$7,947	$74,845	$82,792
Balance as of December 31, 2016
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(2,436)	(26,190)	(28,626)
Net carrying amount	$7,564	$70,810	$78,374

The following table sets forth the Company's interest expense incurred for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017			2016
	Related party	Others	Total	Related party	Others	Total
Coupon interest expense	$550	$5,335	$5,885	$15	$139	$154
Amortization of debt discounts	373	3,536	3,909	10	86	96
Amortization of deferred financing offering costs	10	499	509	—	12	12
Total convertible notes interest expense	$933	$9,370	$10,303	$25	$237	$262
Note 13. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 consisted of the following:

	December 31, 2017
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$57,683	$57,683	$—	$—
Assets - Held-to-maturity securities	361	—	361	—
Liabilities - Interest make-whole derivative	7	—	—	7

	December 31, 2016
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$149,067	$149,067	$—	$—
Assets - Held-to-maturity securities	—	—	—	—
Liabilities - Interest make-whole derivative	271	—	—	271

The Company’s intangible assets and goodwill are initially measured at fair value and any subsequent adjustment to the initial fair value occurs only if an impairment charge is recognized.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

The fair values of the Company’s cash equivalents (consisting of mainly money market accounts) are based on quoted market prices in active markets with no valuation adjustment.
The Company's investment securities as of December 31, 2017 include certificates of deposit that are classified by management as held-to-maturity since the Company has the positive intent and ability to hold to maturity. The fair value of these investments approximate carrying values, and the Company has classified these instruments as Level 2 in the fair value hierarchy.
The amortized cost and fair value of investment securities as of December 31, 2017, by contractual maturity, are shown below.

	December 31, 2017
	Cost	Fair Value
Held-to-maturity:
Due in one year or less	$—	$—
Due in one to three years	361	361
Total	$361	$361
Level 3 Inputs
In December 2016, the Company issued $107,000 in aggregate principal amount of Convertible Notes due December 15, 2021, of which $10,000 issued to a related party (See Note 12). The Convertible Notes include an interest make-whole feature whereby if a noteholder converts any of the Convertible Notes one year after the last date of original issuance of the Convertible Notes, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present values of the scheduled payments, computed using a discount rate equal to 2.0%, of interest that would have been made on the Convertible Notes to be converted had such Convertible Notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the Convertible Notes had not been so converted. The Company may pay any interest make-whole payment either in cash or in shares of its common stock, at the Company’s election as described in the Indenture. The Company has determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in the Company's Consolidated Balance Sheet, with subsequent changes to fair value recorded through earnings at each reporting period on the Company's Consolidated and Combined Statements of Operations as change in fair value of derivative liability.
The fair market value for level 3 securities may be highly sensitive to the use of unobservable inputs and subjective assumptions. Generally, changes in significant unobservable inputs may result in significantly lower or higher fair value measurements.
The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the years ended December 31, 2017 and 2016:

	December 31, 2016	Additions	Change in fair value	December 31, 2017
Interest make-whole derivative liability:
Related party	$25	$—	$(25)	$—
Others	246	—	(239)	7
	$271	$—	$(264)	$7

	December 31, 2015	Additions	Change in fair value	December 31, 2016
Interest make-whole derivative liability:
Related party	$—	$148	$(123)	$25
Others	—	1,351	(1,105)	246
	$—	$1,499	$(1,228)	$271
The fair value of the derivative liability includes the estimated volatility and risk free rate. The higher/lower the estimated volatility, the higher/lower the value of the liability. The higher/lower the risk free interest rate, the higher/lower the value of the liability.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

As of December 31, 2017, the estimated fair value and carrying value of the Company's Convertible Notes were:

	Fair value	Carrying value	Face value
5.5% convertible senior notes due December 15, 2021:
Balance as of December 31, 2017
Related party	$7,327	$7,947	$10,000
Others	71,076	74,845	97,000
	$78,403	$82,792	$107,000
Balance as of December 31, 2016
Related party	$11,081	$7,564	$10,000
Others	107,491	70,810	97,000
	$118,572	$78,374	$107,000

The fair value shown above represents the fair value of the debt instrument, inclusive of both the debt and equity components, but excluding the derivative liability. The carrying value represents only the carrying value of the debt component.

The fair value of the convertible notes is determined by unobservable inputs that are supported by minimal non-active market activity and that are significant to determining the fair value of the debt instrument.
Note 14. Commitments and Contingencies
The Company's principal commitments consist of obligations under its outstanding debt obligations, noncancelable leases for its office space and certain equipment and vendor contracts to provide research services, and purchase obligations under license agreements and reseller agreements.
Lease Arrangements
The Company leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of December 31, 2017 and 2016, the Company had no material capital leases and the remaining lives of its operating leases ranged from one to five years.

Rental expense associated with operating leases is charged to expense in the year incurred and is included in the Consolidated and Combined Statements of Operations. For the years ended December 31, 2017, 2016 and 2015, the rental expense from continuing and discontinued operations was charged to selling, general and administrative expense in the amount of $4,513, $4,526 and $2,108, respectively.

As of December 31, 2017, the Company’s future minimum rental commitments under its noncancelable operating leases are as follows:

Amounts
2018	$1,451
2019	326
2020	272
2021	192
2022	—
Total minimum rental commitments	$2,241
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet, On May 9, 2016 and December 15, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2022, and not on demand and the Company subordinated the Promissory Note in right of payment to the Convertible Notes (See Note 12).

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

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
In August 2017, the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits (See Note 3). The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of December 31, 2017, the estimated fair value was not material.
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
  In August 2017, a putative shareholder derivative action was filed in California Superior Court, Los Angeles County, captioned Engleman v. Soon-Shiong, et al., BC 671261. The complaint contains allegations similar to those in Deora, but asserts causes of action on behalf of NantHealth against various of the Company's current or former directors and officers for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. On January 23, 2018, the superior court granted the Company’s motion to dismiss the case based on a provision in the Company's corporate charter requiring derivative actions to be brought in Delaware. The plaintiff has not yet indicated whether she intends to appeal that decision and/or refile her claims in Delaware. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

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
Note 15. Income Taxes
The components of the provision for income taxes are presented in the following table:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(498)	$228	$338
State	17	28	52
Foreign	100	164	1
Total current provision	(381)	420	391
Deferred:
Federal	(3,001)	(12,613)	—
State	1,179	(2,807)	—
Entity status change	—	(8,719)	—
Foreign	—	(78)	—
Total deferred benefit	(1,822)	(24,217)	—
Provision for (benefit from) income taxes, net	$(2,203)	$(23,797)	$391

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

	Year Ended December 31,
	2017	2016	2015
United States federal tax at statutory rate	34.00%	34.00%	34.00%
Items affecting federal income tax rate:
State tax rate, net of federal benefit	3.53%	4.04%	0.11%
Pass - through losses	—%	(8.87)%	(32.18)%
Valuation allowance	1.41%	(24.84)%	(0.70)%
LLC conversion to C corporation	—%	12.96%	—%
Stock compensation	(1.95)%	(1.36)%	—%
"Tax Act" 2017 impact	(34.83)%	—%	—%
Other adjustments	(0.51)%	(1.44)%	(2.10)%
Effective income tax rate	1.65%	14.49%	(0.87)%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the Act in accordance with its understanding of the Act and guidance available as of the date of this filing. As a result of the tax rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $46,529. The Company has also reduced the valuation allowance by $49,071.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The impact of the change in tax rate is based on estimates of our net U.S. deferred tax assets and corresponding change to the valuation allowance as of December 31, 2017. Additionally, potential further guidance may be forthcoming from the Financial Accounting Standards Board and the Securities and Exchange Commission, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts. The company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of December 31, 2017, and the Company will continue to refine such amounts within the measurement period provided by SAB 118.
As of December 31, 2017, we had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. We intend to continue to reinvest our foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.

Prior to June 1, 2016, NantHealth was a limited liability company taxed as partnership. It also owned a number of subsidiaries, including single member limited liability companies taxed as disregarded entities and corporations. As detailed in the table above, a significant amount of the Company’s losses before income taxes was generated by pass-through entities during the year ended December 31, 2015. Since the losses of the pass-through entities flow directly to the members of the Company for tax purposes, no provision for income taxes was reflected in the Consolidated and Combined Financial Statements for these entities. The Company recorded a tax provision on its domestic and foreign corporate subsidiaries.

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
Also in 2016, the Company's issuance of the Convertible Notes and the requirement for the Company to separately account for the Note liability (debt), and equity (conversion option), and make-whole liability (other liability) components of the Convertible Notes resulted in a difference between the carrying amount and the tax basis of the Convertible Notes. This temporary difference resulted in the Company recognizing a deferred tax liability for the temporary difference between the carrying value and the tax basis of the Convertible Notes excluding the make-whole liability, which was recorded as an adjustment to additional paid-in capital of $8,631. The creation of the deferred tax liability recognized as a component of equity represents a source of future taxable income pursuant to ASC 740, Income Taxes. The Company considered amounts recorded directly to equity in evaluating the need for a valuation allowance on deferred tax assets related to continuing operations. Accordingly, the Company recognized a tax benefit in continuing operations that represents the hypothetical realizable benefit of its current year operating losses resulting from the creation of the deferred tax liability in an amount equal to the $8,631 deferred tax liability that it recognized in connection with the issuance of the Convertible Notes.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

	December 31,
	2017	2016
Deferred income tax assets:
Accounts payable and accrued expenses	$1,520	$3,222
Inventory impairment	466	431
Deferred revenue	3,458	5,562
Allowance for doubtful accounts	178	31
Property, plant and equipment, net	1,098	3,279
Intangibles	4,865	2,918
Investments	22,404	15,653
Stock compensation	3,487	8,976
Other	32	1,144
Net operating loss carryforwards	93,689	93,974
Less: Valuation allowance	(97,324)	(88,291)
Total deferred income tax assets	33,873	46,899
Deferred income tax liabilities:
Accounts receivable, net	—	(250)
State taxes	(3,397)	(2,906)
Intangible assets, net	(28,768)	(32,155)
Convertible notes	(5,437)	(9,700)
Deferred implementation cost	(1,960)	(1,224)
Other	(149)	(580)
Total deferred income tax liabilities	(39,711)	(46,815)
Deferred income taxes, net	$(5,838)	$84

 The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three year cumulative pre-tax loss, the Company concluded that except for the deferred tax liability recorded on amortization of certain goodwill due to its indefinite life and deferred tax liability in excess of deferred tax asset for certain separate state and city jurisdictions, it should record a full valuation allowance against all other net deferred income tax assets at December 31, 2017 and 2016 as none of these deferred income tax assets were more likely than not to be realized as of the balance sheet dates. However, the amount of the deferred income tax assets considered realizable may be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present. In addition, the position of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital is $356.

A summary of activity in the valuation reserve deducted from deferred tax assets for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Balance at beginning of the year	Additions (Adjustments)	Deductions	Balance at the end of the year
Year to Date December 31, 2017	$88,291	9,032	—	$97,323
Year to Date December 31, 2016	$30,849	66,161	(8,719)	$88,291
Year to Date December 31, 2015	$28,995	1,854	—	$30,849

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

The Company records a tax benefit from uncertain tax positions only if it is more likely than not the tax position will be sustained with the taxing authority having full knowledge of all relevant information. The Company records a liability for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first period that the more-likely-than-not threshold is not met. As of December 31, 2017 and 2016, the Company had approximately $0 and $977, respectively, of unrecognized tax benefits, without interest or penalty, all of which would not impact the effective tax rate if recognized. The unrecognized tax benefits are recorded consistent with ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), in two parts. In 2017, the Company filed the accounting method change on the account receivable, account payable and other liabilities; therefore, the Company more likely than not does not have any uncertain tax positions in 2017. Therefore, the Company reversed the ASC 740 reserve on these items as well as any net operating loss associated with them.

	December 31,
	2017	2016
Balance as of January 1	$977	$879
Increases/(decreases) related to tax positions taken during the current year	(977)	98
Balance as of December 31	$—	$977

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2017 and 2016, there are no material interest and penalties associated with unrecognized tax benefits recorded in our Consolidated and Combined Statements of Operations or Consolidated Balance Sheets. Any changes to unrecognized tax benefits recorded as of December 31, 2017 that are reasonably possible to occur within the next 12 months are not expected to be material.

The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2012 or prior; however, its tax attributes, such as net operating loss (“NOL”) carryforwards and tax credits, are still subject to examination in the year they are used.

  As of December 31, 2017, the Company had federal, state and foreign NOL carryforwards of $353,503, $271,867 and $0, respectively, expiring at various dates through 2037. Utilization of the NOL carryforwards is subject to annual limitations due to ownership change limitations that occurred or could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the NOL carryforwards that can be utilized annually to offset future taxable income. The total NOL amounts above do not include the NOLs expected to expire.
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
(Dollars in thousands, except share and per share amounts)

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

The units in the table above were converted to 99,661,906 shares of common stock, of which 10,462 shares of restricted stock. The members’ equity balance of $525,388 was reclassified into common stock and additional paid-in capital in the Consolidated Balance Sheet as of June 1, 2016.
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

In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of December 31, 2017 and 2016, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of December 31, 2017 and 2016, there were no outstanding shares of preferred stock.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

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
Other Equity Contributions

In January 2015, the Company entered into an agreement to provide certain research related sequencing services to a research institution. The agreement provides that the institution pay the Company $10,000 in exchange for the Company providing sequencing services. Certain public and private charitable 501(c)(3) non-profit organizations provided partial funding for the sequencing and related bioinformatics costs associated with the project. The Company’s Chairman and CEO serves as the CEO and a member of the board of directors of each of the non-profit organizations and by virtue of these positions he may have influence or control over these organizations. The institution was not contractually or otherwise required to use the Company’s molecular profiling solutions or any of the Company’s other products or services as part of the charitable gift, however, the institution did not have a requirement to order or pay for the services unless it first received private donor funding for the project. As a result, the Company does not classify the fees related to this project as revenue but instead classifies the amounts as deemed capital contributions from the Company's Chairman and CEO. During the year ended December 31, 2017 and 2016, $0 and $3,810, respectively, was recorded as a deemed capital contribution within members' equity or stockholders' equity. During the year ended 2017 and 2016, $0 and $2,286 of costs, respectively, were recorded as other services cost of revenue related to the service performed.

In December 2016, the Company entered into an agreement to provide genomic and proteomic sequencing and related bioinformatics services to an institution related to cancer research. The agreement provides that the institution pay the Company a fixed per-test fee in exchange for the services to be provided by the Company. A private charitable 501(c)(3) non-profit organization controlled by the Company’s Chairman and CEO also made a charitable gift to the institution in December 2016. The gift does not contractually or otherwise require the institution to use the Company’s molecular profiling solutions or any of the Company’s other products or services. No amounts related to this arrangement have been recognized in the Company’s Consolidated Balance Sheets or Consolidated and Combined Statements of Operations as of or for the year ended December 31, 2017.
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

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

The change in net carrying amount of the Series F units and common stock owned by KIO for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	Redeemable Series F Units	Redeemable Common Stock	Common Stock and Additional-Paid-in-Capital
Balance at December 31, 2014	$150,000	$—	$—
Accretion to redemption value	16,042	—	—
Balance at December 31, 2015	166,042	—	—
Accretion to redemption value	4,375	—	—
Balance at June 1, 2016 pre-LLC Conversion	170,417	—	—
LLC Conversion	(170,417)	170,417	—
Balance at June 1, 2016 post-LLC Conversion	—	170,417	—
Accretion to redemption value	—	583	—
Balance at June 20, 2016 pre expiration of Put Right	—	171,000	—
Expiration of Put Right at June 20, 2016	—	(171,000)	171,000
Balance at June 20, 2016 post expiration of Put Right and at December 31, 2017	$—	$—	$171,000
Note 17. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated and Combined Statements of Operations:

	Year Ended December 31,
	2017	2016	2015
Series C / Restricted Stock:
Research and development	$111	$(238)	$1,429
Phantom units:
Cost of revenue	186	5,011	—
Selling, general and administrative	(341)	26,290	—
Research and development	144	12,931	—
Discontinued operations	(3,591)	9,904	—
Total phantom units stock-based compensation expense	(3,602)	54,136	—
Stock options:
Selling, general and administrative	(49)	54	—
Restricted Stock Units:
Cost of revenue	26	—	—
Selling, general and administrative	5,223	—	—
Research and development	2,802	—	—
Total restricted stock units stock-based compensation expense	8,051	—	—

Total stock-based compensation expense	4,511	53,952	1,429
Amount capitalized to internal-use software and deferred implementation costs	784	2,433	—
Total stock-based compensation cost	$5,295	$56,385	$1,429

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

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
Phantom Unit Plan
On March 31, 2015, the Company approved the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”). The maximum number of phantom units that may be issued under the Phantom Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. As of December 31, 2017, there were 1,292,785 phantom units outstanding under the Phantom Unit Plan, after giving effect to the 1-for-5.5 reverse stock split. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or noncash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock at the Company's option on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States are estimated to be settled in cash and are classified within accrued expenses on the Consolidated Balance Sheet as of December 31, 2017.

The following table summarizes the activity related to the unvested phantom units during the years ended December 31, 2017, 2016 and 2015:

	Number of Units	Weighted-Average Grant-Date Value per Phantom Unit
Unvested phantom units outstanding - December 31, 2015	3,722,914	$15.78
Granted	3,024,430	14.07
Vested	(1,638,617)	15.02
Forfeited	(786,646)	15.38
Unvested phantom units outstanding - December 31, 2016	4,322,081	14.95
Granted	113,656	4.75
Vested	(1,440,822)	14.14
Forfeited	(1,702,130)	15.31
Unvested phantom units outstanding - December 31, 2017	1,292,785	$15.01

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

During the year ended December 31, 2016, the Company granted 995,364 phantom units to employees of related companies who were providing services to the Company under the shared services agreement with NantWorks (See Note 19) as well as certain consultants of the Company. Stock compensation expense for the phantom units issued to these participants is re-measured at the end of each reporting period until the awards vest. All other grants of phantom units have been made to employees of the Company. The Company uses the accelerated attribution method to recognize expense for all phantom units since the awards’ vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to the LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.

As of December 31, 2017, the Company had $4,136 of unrecognized stock-based compensation expense related to phantom units which will be recognized over a weighted-average period of 1.5 years. Of that amount, $3,957 of unrecognized expense is related to employee grants with a weighted-average period of 1.5 years and $179 of unrecognized expense is related to non-employee grants with a weighted-average period of 1.4 years.

During the years ended December 31, 2017 and 2016, the Company issued 888,569 and 1,074,949 shares, respectively, of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 492,974 and 546,718 shares, respectively, to satisfy tax withholding obligations. The Company made a cash payment of $3,059 and $5,838 to cover employee withholding taxes upon the settlement of these vested phantom units during the years ended December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, the Company also paid $300 and $237, respectively, to cash-settle 59,279 and 16,950 vested phantom units, respectively, held by participants of the Phantom Unit Plan based outside of the United States, and to pay cash in lieu of fractional shares for vested units held by participants based in the United States.

As described in Note 2, the Company early adopted ASU No. 2016-09 related to stock-based compensation. The new standard simplifies the accounting for employee share-based payment transactions, including the accounting for forfeitures. The adoption of this standard had no material effect to the Company's Consolidated and Combined Financial Statements.
2016 Equity Incentive Plan
In May and June of 2016, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2016 Equity Incentive Plan (the "2016 Plan”) in connection with the Company’s IPO. The 2016 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 6,000,000 shares of common stock were reserved for issuance pursuant to the 2016 Plan.
Restricted Stock
The Company issued 10,462 shares of restricted stock under the 2016 Plan during the year ended December 31, 2016 in connection with the conversion of the Series C units, of which 3,486 and 3,486 were vested and converted into unrestricted common stock during 2017 and 2016, respectively, and as of December 31, 2017, there were 3,490 shares of restricted stock.
Total stock-based compensation expense of $109,588 is expected to be recognized on a straight-line basis over approximately the next 0.8 years for the unvested restricted stock outstanding as of December 31, 2017. The unrecognized stock compensation relates to nonemployees and the awards are being accounted for pursuant to ASC 505-50. Stock compensation expense for the Series C units/restricted stock issued to the nonemployees is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period.
Stock Options
During the year ended December 31, 2016, the Company issued 500,000 stock options under the 2016 Plan to Mark Burnett, who is a non-employee member of the Company’s Board of Directors, with an exercise price of $14.00. The award is being accounted for pursuant to ASC 505-50. Stock compensation expense issued to the non-employee is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period. The Company has utilized the Black-Scholes option-pricing model to determine the fair value of the stock options.

A summary of the Company’s stock options information as of December 31, 2017 and 2016 are presented as follows:

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Unvested stock options outstanding - December 31, 2016	500,000	$14.00	9.9	$—
Granted	—	—
Vested and exercisable	(125,000)	14.00	8.9
Forfeited	—	—
Unvested stock options outstanding - December 31, 2017	375,000	$14.00	8.9	$—

The aggregate intrinsic value of the stock options is calculated as the maximum between the difference between the exercise price of a stock option and the quoted price of the Company’s common stock, which was zero at December 31, 2017 and 2016. Accordingly, the aggregate intrinsic value excludes stock options that have exercise prices in excess of the quoted price of the Company’s common stock at December 31, 2017 and 2016.
The assumptions utilized to determine the fair value of options on each balance sheet date for the years ended December 31, 2017 and 2016 are indicated in the following table:

	Year ended December 31,
	2017	2016
Risk-free interest rates	1.92%	1.56%
Expected dividend yield	—%	—%
Expected life (in years)	2.4	3.4
Expected volatility	39%	40%

As of December 31, 2017, the Company had $3 of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Units
The following table summarizes the activity related to the unvested restricted stock units during the years ended December 31, 2017 and 2016:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding - December 31, 2016	—	$—
Granted	5,147,190	3.43
Vested	(1,975,448)	3.43
Forfeited	(65,718)	3.39
Unvested restricted stock units outstanding - December 31, 2017	3,106,024	$3.43
The Company recognized compensation expense related to restricted stock units of $8,051, $0 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively. Unrecognized compensation expense related to unvested restricted stock units was $9,044 at December 31, 2017, which is expected to be recognized as expense over the weighted-average period of 2.1 years.

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 18. Net Income (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of common stock and redeemable common stock for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016		2015
	Common Stock	Common Stock	Redeemable Common Stock	Common Stock	Redeemable Common Stock
Income (loss) per share numerator:
Net loss from continuing operations	$(131,399)	$(140,521)	$—	$(45,690)	$—
Net loss from discontinued operations	(43,812)	(43,581)	—	(26,321)	—
Total net loss	(175,211)	(184,102)	—	(72,011)	—
Accretion to redemption value of series F/redeemable common stock	—	(4,958)	4,958	(16,042)	16,042
Net income (loss) for basic and diluted net income (loss) per share	$(175,211)	$(189,060)	$4,958	$(88,053)	$16,042

Income (loss) per share denominator:
Weighted-average shares for basic net loss per share	116,737,860	111,600,650	5,005,855	88,970,842	10,714,285
Effect of dilutive securities	—	—	—	—	—
Weighted-average shares for dilutive net income (loss) per share	116,737,860	111,600,650	5,005,855	88,970,842	10,714,285

Basic and diluted net loss per share from continuing operations	$(1.12)	$(1.30)	N/A	$(0.69)	N/A
Basic and diluted net loss per share from discontinued operations	$(0.37)	$(0.39)	N/A	$(0.30)	N/A
Basic and diluted net income (loss) per share	$(1.49)	$(1.69)	$0.99	$(0.99)	$1.50
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

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Unvested restricted stock	3,490	6,976	10,462
Unvested phantom units	1,292,785	4,322,081	3,722,914
Unexercised stock options	500,000	500,000	—
Unvested restricted stock units	3,106,024	—	—
Convertible notes	8,815,655	8,815,655	—
Note 19. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company was billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. The Company incurred $5,174, $8,879 and $10,320 of expenses during the years ended December 31, 2017, 2016 and 2015, respectively, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. Additionally, the Company incurred $239, $414 and $1,324 of expenses during the years ended December 31, 2017, 2016 and 2015, respectively, related to research and development services provided by NantWorks and its subsidiaries.
Related Party Receivables and Payables
As of December 31, 2017 and 2016, the Company had related party receivables, net of payables of $2,312 and $2,664, respectively. The related party receivables, net as of December 31, 2017 and 2016 primarily consisted of a receivable from Ziosoft KK of $2,082 and $2,126, respectively, which was related to the sale of Qi Imaging. As of December 31, 2017 and 2016 the Company had related party payables, net of receivables balances including related party liabilities of $16,004 and $13,694, respectively. The related party payables, net of receivables balances primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below) and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

The Company agreed to pay NantOmics noncancelable annual minimum fees of $2,000 per year for each of the calendar years from 2016 through 2020 and, subject to the Company exercising at least one of its renewal options described above, the Company is required to pay annual minimum fees to NantOmics of at least $25,000 per year for each of the calendar years from 2021 through 2023 and $50,000 per year for each of the calendar years from 2024 through 2029.
On December 18, 2017, the Company and NantOmics executed Amendment No. 1 to the Second Amended Reseller Agreement. The Second Amended Reseller Agreement is amended to allow fee adjustments with respect to services completed by NantOmics between the amendment effective date of October 1, 2017 to June 30, 2018.
As of December 31, 2017 and 2016, the Company had $419 and $1,950, respectively, of outstanding related party payables under the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P., an entity affiliated with the Company's Chairman and CEO Dr. Patrick Soon-Shiong (“Cambridge”), to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (See Note 12). The accrued and unpaid interest on the Convertible Notes was $24 and $15 at December 31, 2017 and 2016, respectively, as part of current related party liabilities on the Consolidated Balance Sheets.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note was originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes (See Note 12). No other terms of the promissory note were changed. As of December 31, 2017 and 2016, the total principal and interest outstanding on the note amounted to $124,166 and $118,253, respectively. The accrued and unpaid interest on the note was $11,500 and $5,587 at December 31, 2017 and 2016, respectively, as part of noncurrent related party liabilities on the Consolidated Balance Sheet. The Company can request additional advances subject to NantCapital approval. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate is 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval, and as of December 31, 2017 and 2016, there was no outstanding balance on the promissory note.
Note 20. Employee Retirement Plan

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

The Company has a qualified defined contribution plan (the “NantHealth 401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering eligible associates, including associates at certain of its subsidiaries. Associate contributions to the NantHealth 401(k) Plan are voluntary. The Company contributes a 100% match up to 3.0% of the participant’s eligible annual compensation, which contribution fully vests after three years of service. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. For the years ended December 31, 2017, 2016 and 2015, the Company’s total matching contributions to the NantHealth 401(k) Plan were $2,050, $2,160 and $1,079, respectively.
Note 21. Selected Quarterly Financial Information (Unaudited)
The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of the years ended December 31, 2017 and 2016 (Unaudited):

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$19,104	$23,514	$21,760	$22,298
Cost of revenue	11,518	9,652	11,472	8,880
Gross profit	7,586	13,862	10,288	13,418
Operating expenses	27,415	28,655	26,324	30,660
Loss from operations	(19,829)	(14,793)	(16,036)	(17,242)
Net loss from continuing operations	(28,126)	(57,696)	(23,015)	(22,562)
Loss from discontinued operations, net of tax	(12,989)	(12,368)	(19,383)	928
Net loss	(41,115)	(70,064)	(42,398)	(21,634)
Basic and diluted net income (loss) per share:
Continued operations - common stock	$(0.23)	$(0.48)	$(0.20)	$(0.21)
Discontinued operations - common stock	$(0.11)	$(0.10)	$(0.17)	$0.01
Total net (loss) per common stock	$(0.34)	$(0.58)	$(0.37)	$(0.20)
Basic and diluted net income per redeemable common stock	N/A	N/A	N/A	N/A

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$17,783	$24,113	$20,662	$17,846
Cost of revenue	8,517	14,661	10,036	10,893
Gross profit	9,266	9,452	10,626	6,953
Operating expenses	33,061	62,431	33,048	28,245
Loss from operations	(23,795)	(52,979)	(22,422)	(21,292)
Net loss from continuing operations	(24,061)	(41,652)	(26,392)	(48,416)
Loss from discontinued operations, net of tax	(9,084)	(12,480)	(10,482)	(11,535)
Net loss	(33,145)	(54,132)	(36,874)	(59,951)
Basic and diluted net income (loss) per share:
Continued operations - common stock	$(0.27)	$(0.42)	$(0.21)	$(0.40)
Discontinued operations - common stock	$(0.09)	$(0.12)	$(0.09)	$(0.09)
Total net (loss) per common stock	$(0.36)	$(0.54)	$(0.30)	$(0.49)
Basic and diluted net income per redeemable common stock	$0.25	$0.25	N/A	N/A
Note 22. Subsequent Events

NantHealth, Inc.
Notes to Consolidated and Combined Financial Statements
(Dollars in thousands, except share and per share amounts)

On February 28, 2018, the Company acquired 100% of Liquid Genomics, Inc. (“Liquid Genomics”), a company that provides liquid biopsy analysis of gene expressions and mutations using circulating tumor RNA and DNA, pursuant to an assignment agreement dated February 1, 2018 between the Company and NantOmics, a related party. The purchase price for the acquisition consisted of 9,088,362 Series A-2 units of NantOmics previously owned by the Company that were transferred at the closing plus an additional number of Series A-2 units of NantOmics owned by the Company that will be transferred to NantOmics by May 31, 2018. The number of Series A-2 units to be transferred by May 31, 2018 will be equal to the quotient obtained by dividing (a) the amount of funding provided by NantOmics to Liquid Genomics between January 1 and February 28, 2018 by (b) the per-unit book value of the Series A-2 units owned by the Company as of December 31, 2017.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Members of
NantOmics, LLC and Subsidiaries

We have audited the accompanying consolidated and combined financial statements of NantOmics, LLC and Subsidiaries, which comprise the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated and combined statements of operations and comprehensive loss, changes in members’ equity, and cash flows for the years ended December 31, 2017, 2016 and 2015, and the related notes to the consolidated and combined financial statements.

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

Opinion
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of NantOmics, LLC and Subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years ended December 31, 2017, 2016 and 2015, in accordance with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann, P.C.

March 16, 2018
Los Angeles, California

Member of Kreston International - a global network of independent accounting firms

NantOmics, LLC and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per unit amounts)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$5,925	$5,209
Marketable securities - trading	—	83
Accounts receivable, net of allowance of $167 and $353 at December 31, 2017 and 2016, respectively	280	169
Related party accounts receivable, net of allowance of $0 at December 31, 2017 and 2016	710	3,650
Related party notes receivable	158,320	150,074
Prepaid expenses and other current assets	1,697	2,496
Total current assets	166,932	161,681
Property and equipment, net	34,946	29,437
Marketable securities - available for sale	8,843	28,819
Cost method investments	5,000	5,000
Goodwill	8,928	7,623
Intangible assets, net	10,473	7,023
Other assets	225	277
Total assets	$235,347	$239,860
Liabilities and Members' Equity
Current liabilities
Accounts payable	$12,036	$1,623
Accrued expenses	3,203	2,950
Related party payables	7,783	3,923
Related party promissory notes payable	63,170	20,763
Deferred revenue, current	5,000	—
Other current liabilities	706	1,123
Total current liabilities	91,898	30,382
Deferred revenue, non-current	2,474	7,694
Other non-current liabilities	3,499	1,628
Total liabilities	97,871	39,704

Commitments and contingencies (Note 8)
Members' equity
Series A-1 units: 1,008,105 and 1,007,805 units issued and outstanding at December 31, 2017 and 2016, respectively	27,585	27,713
Series A-2 units: 175,813 units issued and outstanding at December 31, 2017 and 2016	258,524	258,524
Series B units: 150,000 units authorized, 8,457 units issued and outstanding at December 31, 2017 and 2016 (excluding liability-classified units)	2,129	1,574
Accumulated deficit	(147,420)	(87,113)
Total NantOmics members' equity	140,818	200,698
Non-controlling interests	(3,342)	(542)
Total members' equity	137,476	200,156
Total liabilities and members' equity	$235,347	$239,860

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NantOmics, LLC and Subsidiaries
Consolidated and Combined Statements of Operations and Comprehensive Loss
(In thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Related party revenue	$5,126	$5,418	$3,753
Third party revenue	953	936	1,217
Net revenue	6,079	6,354	4,970
Cost of Revenue:
Cost of revenue	14,274	12,517	5,011
Amortization of acquisition-related assets	1,059	1,021	788
Total cost of revenue	15,333	13,538	5,799
Gross loss	(9,254)	(7,184)	(829)
Operating Expenses:
Selling, general and administrative (including related party shared service expenses of $2,230, $2,945, and $2,726 for the years ended December 31, 2017, 2016 and 2015, respectively)	12,969	11,152	11,633
Research and development	26,952	18,772	13,696
Impairment on intangible assets	—	2,129	—
Total operating expenses	39,921	32,053	25,329
Loss from operations	(49,175)	(39,237)	(26,158)
Impairments on equity investments	(19,976)	(15,771)	—
Interest income (expense), net	6,364	7,686	(1,084)
Other income (expense), net	134	635	(1,208)
Loss before income taxes	(62,653)	(46,687)	(28,450)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	(62,653)	(46,687)	(28,450)
Less: Net loss attributable to non-controlling interests	(2,346)	(2,683)	(1,843)
Net loss attributable to NantOmics	$(60,307)	$(44,004)	$(26,607)

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NantOmics, LLC and Subsidiaries
Consolidated and Combined Statements of Changes in Members' Equity
(In thousands, except per unit amounts)

	Series A-1 Units		Series A-2 Units		Series B Units		Accumulated	NantOmics, LLC	Non-controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Deficit	Equity	Interests	Equity
Balance at December 31, 2014	1,007,805	$24,740	—	$—	8,250	$327	$(16,457)	$8,610	$3,254	$11,864
Exercise of OncoPlex warrants	—	(1,097)	—	—	—	—	—	(1,097)	1,097	—
Transactions with non-controlling interests	—	3,444	—	—	—	—	—	3,444	(1,617)	1,827
Acquisition of TRM	—	—	611	774	—	—	—	774	873	1,647
Issuance of membership interests	—	—	175,202	257,750	—	—	—	257,750	—	257,750
Equity based compensation	—	—	—	—	207	541	—	541	377	918
Net loss	—	—	—	—	—	—	(26,607)	(26,607)	(1,843)	(28,450)
Balance at December 31, 2015	1,007,805	27,087	175,813	258,524	8,457	868	(43,064)	243,415	2,141	245,556
Non-cash contributions by Parent	—	630	—	—	—	—	—	630	—	630
Equity based compensation	—	(4)	—	—	—	661	—	657	—	657
Early adoption of ASU No. 2016-09	—	—	—	—	—	45	(45)	—	—	—
Net loss	—	—	—	—	—	—	(44,004)	(44,004)	(2,683)	(46,687)
Balance at December 31, 2016	1,007,805	27,713	175,813	258,524	8,457	1,574	(87,113)	200,698	(542)	200,156
Non-cash contributions by Parent	—	402	—	—	—	—	—	402	—	402
Forgiveness of related party receivables	—	(452)	—	—	—	—	—	(452)	—	(452)
Acquisition of Liquid Genomics	—	(53)	—	—	—	—	—	(53)	—	(53)
Equity based compensation	—	(33)	—	—	—	555	—	522	—	522
Issuance of membership interests	300	295	—	—	—	—	—	295	(741)	(446)
Contribution of non-controlling interests by Parent	—	644	—	—	—	—	—	644	(644)	—
Forgiveness of TRM liabilities	—	(931)	—	—	—	—	—	(931)	931	—
Net loss	—	—	—	—	—	—	(60,307)	(60,307)	(2,346)	(62,653)
Balance at December 31, 2017	1,008,105	$27,585	175,813	$258,524	8,457	$2,129	$(147,420)	$140,818	$(3,342)	$137,476
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NantOmics, LLC and Subsidiaries
Consolidated and Combined Statements of Cash Flows
(In thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(62,653)	$(46,687)	$(28,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,545	6,919	3,164
Amortization	2,473	2,436	2,203
Equity-based compensation	2,199	1,308	1,293
Impairments	19,976	17,900	—
Net realized losses on sales of marketable securities	—	1,264	2,162
Net unrealized changes in fair value of marketable securities - trading	—	(1,564)	1,469
Non-cash interest items, net	(8,264)	(8,184)	(252)
Non-cash contributions by Parent	402	630	—
Other	64	293	(1)
Net changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(12)	(178)	(76)
Related party accounts receivable, net	2,488	(539)	(3,111)
Prepaid and other current assets	814	110	(2,459)
Other assets	23	(169)	(9)
Accounts payable	1,806	(1,596)	300
Accrued expenses and other liabilities	(417)	346	1,390
Related party payables	2,430	(664)	5,370
Deferred revenue	(220)	434	7,260
Net cash used in operating activities	(29,346)	(27,941)	(9,747)
Cash flows from investing activities:
Purchases of property and equipment	(5,865)	(7,480)	(28,012)
Acquisition of businesses, net of cash acquired	(4,308)	—	(29)
Purchases of cost method investments	—	(9,000)	—
Purchases of marketable securities	(6)	(83)	(201,330)
Proceeds from sales of marketable securities	89	81,159	191,002
Investments in related party notes receivable	(1,175)	(172,225)	(10,000)
Purchase of non-controlling interests	(446)	—	(17,125)
Net cash used in investing activities	(11,711)	(107,629)	(65,494)
Cash flows from financing activities:
Repayments of notes payable	(54)	(45)	(53)
Repayments of capital lease obligations	(330)	(292)	(302)
Proceeds from issuance of related party promissory notes payable	42,157	20,392	15,385
Repayments of related party promissory notes	—	(1,236)	—
Proceeds from issuance of Series A-2 units, net of issuance costs	—	—	158,566
Proceeds from issuance of non-controlling interests	—	—	18,952
Release of restricted cash	—	138	—
Net cash provided by financing activities	41,773	18,957	192,548
Net increase/(decrease) in cash and cash equivalents	716	(116,613)	117,307
Cash and cash equivalents, beginning of period	5,209	121,822	4,515
Cash and cash equivalents, end of period	$5,925	$5,209	$121,822
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NantOmics, LLC and Subsidiaries
Consolidated and Combined Statements of Cash Flows
(In thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Non-cash transactions:
Conversion of note receivable into NantHealth common stock	$—	$40,590	$—
Settlement of notes payable with marketable securities	—	25,022	—
Purchase of intangible assets in exchange for forgiveness of notes receivable	1,193	—	—
Forgiveness of related party receivables	452	—	—
Forgiveness of TRM liabilities	931	—	—
Property acquired under capital leases	—	—	336
Acquisition of property and equipment included in accounts payable and related party payables	8,802	130	2,496
Issuance of Series A-2 units in exchange for marketable securities	—	—	99,184
Contribution of non-controlling interests by parent	644	—	—
Supplemental cash flow information:
Cash paid for interest	14	31	60
Cash paid for income taxes	—	—	—

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

•
Liquid Genomics, Inc. ("Liquid Genomics") - formed under the laws of the State of Delaware on November 12, 2013, is a liquid biopsy company that uses proprietary technology to isolate and analyze both circulating tumor DNA (“ctDNA”) and circulating tumor RNA (“ctRNA”) from ambient temperature-shipped blood.

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

On July 31, 2017, NantOmics acquired Liquid Genomics from NantCell, Inc. (“NantCell”), an entity controlled by the Company’s Chairman and Chief Executive Officer (“CEO”) (see Note 3). The assets and liabilities of Liquid Genomics were recorded at their carryover basis since NantOmics and NantCell are under common control. The results of operations, equity accounts and cash flows of Liquid Genomics have been combined with the Company beginning on March 31, 2017, the date of inception of common control.

The accompanying consolidated and combined financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. The Company believes its existing cash, cash equivalents, outstanding amounts of notes receivable and ability to borrow from affiliated entities will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements based upon the Company's Chairman and CEO's intent and ability to support the Company's operations with additional funds as required. The Company may also seek to sell additional equity or sell additional debt securities or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures.

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

Cash and Cash Equivalents
The Company considers all unrestricted, highly liquid investments with an initial maturity of three months or less to be cash equivalents. These amounts are stated at cost, which approximates fair value. As of December 31, 2017 and 2016, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. Cash and cash equivalents were maintained at stable financial institutions, generally at amounts in excess of federally insured limits, which represent a concentration of credit risk. The Company has not experienced any losses on deposits of cash and cash equivalents to date.

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

Equipment acquired under capital lease        3 to 5 years
Equipment and other                    3 to 10 years
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

Equity Based Compensation
The Company accounts for equity based compensation awards by expensing the estimated grant date fair value of the award over the requisite service period. The Company records stock-based compensation expense on a straight-line basis over the requisite service period of the grant. The Company early adopted Accounting Standard Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), as of December 31, 2016. Upon early adoption of ASU No. 2016-09, the Company made an accounting policy election to account for forfeitures as they occur rather than by applying an estimated forfeiture rate at the time of grant.

Income Taxes
The Company is a limited liability company that has subsidiaries that are limited liability companies and two subsidiaries that are corporations. The loss of the entities classified as pass-through entities for tax purposes flow directly through to the members of the Company.

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

The net loss of the corporations are accounted under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. Management has evaluated the Company’s tax positions and has concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2013 and prior.

Concentrations of Risk
For the years ended December 31, 2017, 2016 and 2015, one related party customer accounted for 82%, 78%, and 76% of the Company’s revenue, respectively.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control ("ASU 2016-17"), which requires a single decision maker evaluating whether it is the primary beneficiary of a variable interest entity (VIE) to consider its indirect interests held by related parties that are under common control on a proportionate basis. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016. The Company adopted this guidance effective January 1, 2017 and the adoption did not have any impact on its consolidated financial statements.

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

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, which amend the guidance in former Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. Additionally, in September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) (“ASU 2017-13”), which delayed the effective date of ASU 2014-09 for the Company to align with the effective date of non-public companies. As a result, the Company is required to apply the new standard beginning January 1, 2019. The Company is in process of establishing a team to assess the potential impact of the new revenue standard. The assessment process will consist of reviewing the Company's current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company's revenue contracts and identifying appropriate changes to the business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. The assessment of the impact of the new revenue standard on the current business processes, systems and controls is expected to be completed during fiscal 2018. Additionally, the Company is currently evaluating the potential impact that the implementation of this new revenue standard will have on the Company's consolidated and combined financial statements as well as selection of the method of adoption. The FASB has issued, and may issue in the future, interpretive guidance which may cause the evaluation to change.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. As a result of the guidance in ASU 2017-13, this guidance is effective for the Company’s financial statement periods beginning January 1, 2020 and after. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated and combined financial statements and related disclosures.

3.	Business Combinations

2017 Acquisitions

Liquid Genomics
On July 31, 2017, the Company acquired 100% of the outstanding equity interests in Liquid Genomics from NantCell, a related party, in exchange for $7,241. The purchase price consisted of $5,000 to reimburse NantCell for the approximate $5,000 worth of NantCell’s common stock that was issued to the former Liquid Genomics stockholders at the time of NantCell’s merger with Liquid Genomics on March 31, 2017 plus an additional $2,241 which represented the amount of funding provided by NantCell to Liquid Genomics between March 31 and July 31, 2017.

The value of the identifiable assets acquired for the Liquid Genomics acquisition is shown in the table below:

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

Cash and cash equivalents	$152
Developed technology	4,579
Goodwill	1,305
Property and equipment, net	357
Other assets	166
Accounts payable	(234)
Accrued expenses	(144)
Capital lease obligations	(197)
Other current liabilities	(24)
Related party payables	(31)
Related party promissory note payables	(250)
Total assets acquired and liabilities assumed	$5,679

The Company accounted for the transaction as the acquisition of a business between entities under common control since both NantCell and the Company are controlled by the Company’s Chairman and CEO. Therefore, the Company recognized the assets and liabilities of Liquid Genomics at historical cost. The Company recorded the difference between the $7,241 cash paid to NantCell and the historical cost of Liquid Genomics’ net assets as an equity transaction with its Parent.

The estimated useful life of the acquired developed technology intangible is thirteen years.

Pro-Forma Information

The unaudited pro forma results presented below include the effects of the Liquid Genomics acquisition as if the acquisition had been consummated as of January 1, 2016, with adjustments to give effect to pro forma events that are directly attributable to the acquisition.

	Year Ended December 31,
	2017	2016
Net revenue	$6,130	$6,849
Net loss attributable to NantOmics	(61,806)	(47,522)

The unaudited pro forma results do not reflect any operating efficiency or potential cost savings which may result from the consolidation of Liquid Genomics.

Genos
On January 24 and February 15, 2017, the Company purchased convertible notes under a secured note purchase agreement with Genos Research, Inc. (“Genos”) with a principal amount of $675 and $500, respectively. On April 13, 2017, NantOmics paid $30 in cash and forgave $1,193 of principal and interest outstanding under the convertible notes in exchange for certain of Genos’ assets, including its proprietary technology platform (see Note 5). The Company accounted for the transaction as a business combination and attributed the consideration transferred of $1,223 to Genos’ developed technology. The estimated useful life of the acquired developed technology is seven years.

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

The fair value of the non-controlling interest was calculated as 46.0% of the total fair value of TRM’s equity on the acquisition date.

4.	Property and Equipment, net

Property and equipment as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Equipment and other	$47,204	$35,073
Equipment acquired under capital leases	1,856	1,639
Computer equipment and software	6,610	3,904
	55,670	40,616
Less: accumulated depreciation	(20,724)	(11,179)
Property and equipment, net	$34,946	$29,437

Depreciation expense was $9,545, $6,919, and $3,164 for the years ended December 31, 2017, 2016 and 2015, respectively.

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

5.	Intangible Assets and Goodwill

Intangible Assets
As of December 31, 2017 and 2016, definite-lived intangible assets consisted of the following:

	December 31, 2017
	Developed Technologies	Total
Gross carrying amount	$20,523	$20,523
Accumulated amortization	(10,050)	(10,050)
Intangible assets, net	$10,473	$10,473

	December 31, 2016
	Developed Technologies	Total
Gross carrying amount	$14,600	$14,600
Accumulated amortization	(7,577)	(7,577)
Intangible assets, net	$7,023	$7,023

During the year ended December 31, 2017, the Company recorded $1,223 and $4,700 of intangible assets related to developed technologies as a result of the Genos asset purchase and Liquid Genomics acquisitions, respectively (see Note 3). The developed technologies are amortized over a period of seven and thirteen years, respectively.

During the year ended December 31, 2015, the Company recorded $1,400 of intangible assets related to clinical study site relationships as a result of the TRM acquisition (see Note 3). On December 31, 2016, the Company determined that a triggering event for this intangible asset had occurred given the nominal sales during the year and the Company’s decision to reduce the amount of resources and investment in this asset group. The Company forecasted negative cash flows for this asset group and qualitatively determined that the intangible asset was fully impaired as of December 31, 2016. The impairment of $934 is classified within impairment on intangible assets in the consolidated and combined statement of operations and comprehensive loss. In December 2017, Cal Cap contributed to NantWorks and NantWorks contributed to the Company the 46% interest in TRM that was not already owned and immediately thereafter, TRM was legally dissolved. The remaining assets and liabilities of TRM were assigned to NantOmics.

Amortization expense was $2,473, $2,436, and $2,203 for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated future amortization expense for the intangible assets that exist as of December 31, 2017 is as follows:

For the year ended December 31,	Amounts
2018	$2,174
2019	1,951
2020	1,951
2021	1,008
2022	536
Thereafter	2,853
$10,473

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

Goodwill
The change in the net carrying amount of goodwill for the years ended December 31, 2017 and 2016 is provided below.

Amounts
Balance at December 31, 2015	$8,818
Activity during the year:
Impairment (see Note 3)	(1,195)
Balance at December 31, 2016	7,623
Activity during the year:
Acquisitions (see Note 3)	1,305
Balance at December 31, 2017	$8,928

During the year ended December 31, 2017, the Company added $1,305 of goodwill related to the acquisition of Liquid Genomics (See Note 3).

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

Genos Research, Inc.
On May 9, 2016, the Company purchased 1,447 shares of Series A-1 preferred stock from Genos at a price of $1,500, or $1.03672 per share. Genos provides high quality whole exome sequencing directly to consumers using next generation sequencing technology.

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

The shares of preferred stock owned by the Company as of December 31, 2016 represented approximately 37.9% of the outstanding equity of Genos on an as-converted, non-diluted basis and entitled the Company to appoint two directors to Genos’ five-person Board of Directors. Since all significant decisions of Genos require a majority vote by the members of its Board of Directors, including decisions related to the hiring, firing and setting the compensation levels of all key executives and the approval of the annual operating budget, the Company did not have the power over the activities that most significantly impacted the economic performance of Genos. Therefore, the Company was not considered the primary beneficiary and did not have a controlling interest in Genos as of December 31, 2016. Genos legally dissolved after the Company’s acquisition in April 2017 of certain of its assets (see Note 3).

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

The $5,000 carrying amount of this investment represents the Company’s maximum exposure to loss as of December 31, 2016 and December 31, 2017 as the Company has not committed to providing additional financial support to OptraSCAN. The Company did not estimate the fair value of this investment as of December 31, 2016 nor as of December 31, 2017 because it did not identify any events or changes in circumstances that would have a significant adverse effect on the fair value of the investment.

7.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 consisted of the following:

	December 31, 2017
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$5,039	$5,039	$—	$—
Marketable securities - available for sale	8,843	8,843	—	—
Total assets	$13,882	$13,882	$—	$—
Liabilities:
Other non-current liabilities (see Note 11)	$2,739	$—	$—	$2,739
Total liabilities	$2,739	$—	$—	$2,739

	December 31, 2016
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$5,012	$5,012	$—	$—
Marketable securities - trading	83	83	—	—
Marketable securities - available for sale	28,819	28,819	—	—
Total assets	$33,914	$33,914	$—	$—
Liabilities:
Other non-current liabilities (see Note 11)	$1,062	$—	$—	$1,062
Total liabilities	$1,062	$—	$—	$1,062

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

The Company’s goodwill and other intangible assets and its investments in non-marketable equity securities are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. On December 31, 2016, the Company impaired certain intangible assets and a cost method investment and adjusted these assets to fair value (see Notes 5 and 6). No impairments were recorded for these assets during the years ended December 31, 2017 and 2015.

8.	Commitments and Contingencies

Lease Arrangements
The Company leases equipment under various non-cancellable capital leases and office space under various operating leases, which expire at various dates through March 2026. Rental expense associated with operating leases is charged to expense in the year incurred and is included in the consolidated and combined statements of operations and comprehensive loss. Rent expense totaled $2,215, $1,686, and $813 for the years ended December 31, 2017, 2016 and 2015, respectively.

The following is a schedule of the future minimum lease payments required under these leases as of December 31, 2017:

	Capital Leases	Operating Leases
For the year end December 31,
2018	$217	$1,447
2019	65	1,486
2020	—	1,250
2021	—	891
2022	—	991
Thereafter	—	3,509
Total minimum lease payments	282	$9,574
Less amount representing interest	(36)
Capital lease obligation, net of interest	246
Current portion of capital lease obligation	(189)
Non-current portion of capital lease obligation	$57

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

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

9.	Income Tax
The components of the Company's provision (benefit) for income taxes are presented in the following tables:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	—	—	—
Total current provision	—	—	—
Deferred:
Federal	(4,359)	3,429	3,431
State	1,758	594	324
Less: valuation allowance	2,601	(4,023)	(3,755)
Total deferred benefit	—	—	—
Provision for income taxes	$—	$—	$—

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

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for income tax reporting and financial statement purposes. Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$20,235	$19,269
Charitable contributions	13	—
Equity Compensation	6	9
Accrual to cash differences	478	472
Depreciation and amortization	553	721
Compensation accrual	22	—
Bad debt	47	—
	21,354	20,471
Less: Valuation allowance	(21,305)	(20,471)
Net deferred tax assets	$49	$—
Deferred tax liabilities
Depreciation and amortization	(29)	—
Capital lease	(20)	—
Net deferred tax liabilities	(49)	—

Deferred Tax Assets/(Liabilities)	$—	$—

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three year cumulative pre-tax loss, it was concluded that a full valuation allowance should be recorded against all net deferred tax assets at December 31, 2017 and 2016 as none of the deferred tax assets were more likely than not to be realized as of the balance sheet dates.

The Company paid no income taxes during the years ended December 31, 2017, 2016 and 2015. The Company has net operating loss (“NOL”) carryforwards as of December 31, 2017 of approximately $73,353, which may be available to offset future taxable income. The NOL carryforwards will expire, if not utilized, at various dates through 2037. Utilization of the NOL carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the NOL carryforwards that can be utilized annually to offset future taxable income. The Company has not performed a comprehensive Section 382 study to determine any potential loss limitation in the United States resulting from past changes in ownership of its corporate subsidiary, and therefore it cannot be certain it will be able to fully utilize the NOL carryforwards.

10.	Members' Equity
As of December 31, 2017 and 2016, the Company had three series of outstanding membership interests: Series A-1, Series A-2 and Series B units.

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

Capital proceeds and liquidating distributions - The Board may make distributions of cash proceeds arising from the sale or other disposition of assets (“Capital Proceeds”) or upon liquidation, dissolution, or winding up of the Company (“Liquidating Distributions”). Prior to a qualified initial public offering (“IPO”), distributions of Capital Proceeds and Liquidating Distributions are made in the following order: first to the holders of the Series A-1 and A-2 units on a pro rata basis in proportion to the number of their Series A-1 and A-2 units, until their “Unreturned Capital” has been reduced to zero; second to the holders of Series B units (the “Series B Members”) on a pro rata basis in proportion to the number of their Series B units until their “Unreturned Capital”, if any, has been reduced to zero; and thereafter, to all members based on their respective percentage interests as of the distribution date. Each member’s “Unreturned Capital” is the difference between (1) the aggregate capital contributions by that member and (2) any Capital Proceeds or Liquidating Distributions previously distributed to that member. As of December 31, 2017 and 2016, the holders of the Series A-1 and A-2 units had cumulative Unreturned Capital balances of $1,269,157 and $1,268,712, respectively.

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
The Company has various equity based compensation plans that it accounted for during the years ended December 31, 2017, 2016 and 2015, as described below.

NantOmics Profits Interests Plan
The Company has reserved 150,000 Series B units for issuance to employees, consultants, contractors and other service providers of the Company pursuant to the Profits Interests Plan. As of December 31, 2017 and 2016, there were 11,362 and 11,390 of outstanding Series B units, respectively.

As of December 31, 2017 and 2016, there were 2,905 and 2,933 outstanding Series B units, respectively, which provide their holders with the option to require the Company to purchase all of their vested Series B units at $1.484 per unit if the Company has not completed an initial public offering or a sale prior to June 30, 2019. These awards are measured at fair value at the end of each reporting period until settlement using both an option pricing method and a geometric Brownian motion and are classified within other non-current liabilities on the consolidated balance sheets as of December 31, 2017 and 2016.

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

The primary inputs used to estimate the fair values of the Series B units are presented below:

	December 31,
	2017	2016	2015
Risk-free interest rate	1.75-1.93%	0.85-1.35%	1.32%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	45%	50%	70%
Expected life in years	1-2.6	1-2.6	3.5

The estimated volatility was based on the historical equity volatility of comparable companies.

A summary of the Company’s outstanding, nonvested, liability-classified Series B units and changes during the year ended December 31, 2017 is presented below:

	Number of	Weighted Average
Liability Classified Awards	Series B	Grant Date
	Units Outstanding	Fair Value
Nonvested outstanding, beginning of year	1,433	$0.45
Granted	—	$0.45
Vested	(707)	$0.45
Forfeited	(27)	$0.45
Nonvested outstanding, end of year	699	$0.45

A summary of the Company’s outstanding, nonvested, equity-classified Series B units and changes during the year ended December 31, 2017 is presented below:

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

	Number of	Weighted Average
Equity Classified Awards	Series B	Grant Date
	Units Outstanding	Fair Value
Nonvested outstanding, beginning of year	8,016	$0.34
Vested	(5,504)	$0.34
Nonvested outstanding, end of year	2,512	$0.34

During the years ended December 31, 2017, 2016, and 2015 the Company recognized total equity based compensation expense for the Series B units, including both the equity- and liability-classified awards, of $2,199, $1,308, and $916, respectively. As of December 31, 2017, total unrecognized equity based compensation expense of approximately $1,102 is expected to be recognized over a weighted average period of 0.8 years.

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

As of December 31, 2017, options for 7 shares at an exercise price of $2.35 were vested and exercisable and remained outstanding. These options have a remaining contractual term of 4.3 years.

The Company recorded $0, $0, and $377 of equity based compensation expense related to the OncoPlex Equity Incentive Plan during the years ended December 31, 2017, 2016, and 2015, respectively. During the years ended December 31, 2017, 2016, and 2015, the Company received $0, $0, and $1,829, respectively, from employees upon exercise of stock options. In accordance with Company policy, the shares were issued from a pool of shares reserved for issuance under the plan.

12.	Employee Retirement Plan
The Company has various employee retirement plans that it accounted for during the years ended December 31, 2017, 2016 and 2015.

NantOmics and Five3G
The Company has a qualified defined contribution plan through a NantWorks Retirement Plan (the “NantWorks 401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering eligible employees, including employees at certain of its subsidiaries, who have completed 30 days of service. Employee contributions to the NantWorks 401(k) Plan are voluntary. The Company contributes a 100% match up to 3.0% of the participant’s eligible annual compensation, which contribution fully vests after three years of service. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. For the years ended December 31, 2017, 2016 and 2015, the Company’s total matching contributions to the 401(k) Plan were $272, $236, and $110, respectively.

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

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

In conjunction with the investment, the Company entered into an exclusive Reseller Agreement with NantHealth on June 19, 2015 and subsequently amended this agreement on May 9, 2016 (the “First Amended Reseller Agreement”). Under the First Amended Reseller Agreement, the Company granted to NantHealth the worldwide, exclusive rights to resell the Company’s genomic sequencing, quantitative proteomic analysis services and bioinformatics services, as well as related consulting and other professional services, to Institutional Customers. NantHealth does not have the right to resell such services for research or educational purposes, for consumer applications, for the development, evaluation, trial, analysis or regulatory approval of any pharmaceutical product or treatment or to individual patients or consumers, unless the Company grants such right to NantHealth on a case-by-case basis. Under the First Amended Reseller Agreement, NantHealth is responsible for various aspects of delivering its sequencing and molecular analysis solutions, including patient engagement and communications with providers such as providing interpretations of the reports delivered to the physicians and resolving any disputes, ensuring customer satisfaction and managing billing and collections. On September 20, 2016, the Company and NantHealth further amended the First Amended Reseller Agreement (the "Second Amended Reseller Agreement"), which permits NantHealth to use vendors other than the Company to provide any or all of the services and clarifies that NantHealth is responsible for order fulfillment and branding.

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
On June 30, 2017, NantHealth and NantOmics executed a letter in which NantOmics agreed to forgive certain receivables from NantHealth under the Second Amended and Restated Exclusive Reseller Agreement. As a result of the execution of this letter, the Company determined that $452 in revenue previously recorded during the year ended December 31, 2016 was no longer collectible. Due to the fact that NantOmics and NantHealth are under common control, the Company recorded the forgiveness of the receivable as an equity transaction with its Parent as of December 31, 2017.
For the years ended December 31, 2017 and 2016, the Company recognized $5,013 and $4,970, respectively, of revenue and had $503 and $3,650 of outstanding related party accounts receivable as of December 31, 2017 and 2016 related to the Reseller Agreement. Of the revenue recognized by the Company under the Reseller Agreement, $0 and $2,286 was related to a genomic sequencing services agreement between NantHealth and a research institution for the years ended December 31, 2017 and 2016, respectively. Under that agreement, the institution agreed to pay NantHealth $10,000 in exchange for the sequencing services. At the request of the institution, certain public and private charitable 501(c)(3) non-profit organizations provided partial funding for the sequencing and related bioinformatics costs associated with the project. The Company’s Chairman and CEO serves as the CEO and a member of the board of directors of each of the organizations and by virtue of these positions, he may have influence or control over these organizations. The institution was not contractually or otherwise required to use NantHealth’s or the Company’s molecular profiling solutions or any of its other products or services as part of the charitable gift. The institution did not have a requirement to order or pay for the services unless it first received private donor funding for the project.

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

Sequencing Agreement with NantKwest, Inc.
On June 18, 2015, the Company entered into a genomic and proteomic sequencing agreement with NantKwest, Inc. (“NantKwest”), a company that is controlled by NantOmics’ Chairman and CEO. The Company is entitled to receive from NantKwest a fixed, per-sample fee, determined based on the type of services being provided. The Company invoices NantKwest on a monthly basis for services performed in the preceding month and invoices are payable within 30 days of receipt. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. For the years ended December 31, 2017 and 2016, the Company recognized related party revenue of $113 and $238, respectively, under this arrangement in the consolidated and combined statements of operations and comprehensive loss. The Company had $100 and $0 of outstanding related party accounts receivable as of December 31, 2017 and 2016 related to the sequencing services agreement.

Sequencing Agreement with Windber Research Institute
On February 8, 2016, the Company entered into a sequencing services agreement with Windber Research Institute, doing business as the Chan Soon-Shiong Institute of Molecular Medicine at Windber (“CSSIMMW”). The agreement has an initial term of five years, unless terminated earlier. Amounts invoiced to CSSIMMW by the Company are payable within 30 days of receipt unless an order form specifies otherwise. The initial order form under the agreement provides that CSSIMMW pay the Company $176 in exchange for certain sequencing services provided by the Company. The Company performed all of its services under the initial order form and recognized related party revenue of $0 and $176 for the years ended December 31, 2017 and December 31, 2016 in the consolidated and combined statements of operations and comprehensive loss. No receivables were outstanding from CSSIMMW as of December 31, 2017 and December 31, 2016 related to the sequencing services agreement.

Master Services Agreement with Altor BioScience Corporation
On October 10, 2016, the Company entered into a master services agreement (“MSA”) with Altor BioScience Corporation (“Altor”) for the provision of certain laboratory services by the Company to Altor, a subsidiary of NantCell. The MSA has an initial term of five years or until termination or expiration without renewal of the last work order still in effect at the end of five years after the effective date, whichever is longer and unless terminated sooner. All amounts invoiced to Altor by the Company are payable within 30 days of receipt. Under the MSA, Altor has granted to the Company an exclusive, perpetual and royalty free license to any and all rights, including intellectual property rights, arising in the performance of the services in certain diagnostic fields. The Company has not recognized any amounts related to the MSA in the consolidated and combined financial statements as of December 31, 2017 and December 31, 2016.

NantWorks Shared Service Agreement
The consolidated and combined financial statements include significant transactions with NantWorks involving services provided to the Company pursuant to a Shared Services Agreement, such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, facilities, procurement and travel, and corporate development and strategy. The costs of services have been directly charged or allocated to the Company by NantWorks using methods management believes are reasonable. These methods include reasonable estimates of percentages of NantWorks’ employees’ time or specific man hours, square footage percentage of shared facilities and infrastructure costs dedicated to the Company activities and specific reimbursement for services performed by third parties for NantWorks for the direct benefit of the Company. The Company was billed for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the employees providing the services. The Company incurred $2,230, $2,945, and $2,726 of expenses during the years ended December 31, 2017, 2016, and 2015, respectively, related to general and administrative services provided by NantWorks and its affiliates under this agreement. Such charges and allocations are not necessarily indicative of what would have been incurred if the Company had hired a third party to perform these services.

Purchase of Property and Equipment
On June 24, 2016, the Company entered into an agreement with NantHealth UK, Ltd. (“NantHealth UK”), a wholly owned subsidiary of NantHealth, whereby the Company purchased storage and other computer equipment from NantHealth UK in exchange for a cash payment of $144. The purchase price represented the net book value of the equipment as of the effective date. The Company accounted for the asset acquisition at carryover basis because NantHealth UK and the Company are under common control. The amount owed to NantHealth UK is classified within related party payables on the consolidated balance sheet as of December 31, 2016 and December 31, 2017, respectively.

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

Transfer of OncoPlex Equity Interests
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

Related Party Notes Receivable
On September 4, 2015, Mox Networks, LLC (“Mox”), an affiliate of the Company, executed a demand promissory note in favor of the Company. The principal amount of the initial advance made by the Company to Mox totaled $10,000. On February 24 and March 8, 2016, the Company advanced an additional $5,559 and $14,000, respectively, to Mox under the demand promissory note executed on September 4, 2015. The note receivable bears interest at a per annum rate of 8.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. As of December 31, 2017, and December 31, 2016, the total interest receivable on this note was $4,595 and $2,262, respectively, and is included in related party notes receivable on the consolidated balance sheet. The unpaid principal and any accrued and unpaid interest on the note receivable are due and payable by Mox on demand by the Company. Mox may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of the Company.

The Company does not have any representation on Mox’s Board of Directors and does not otherwise have the power over the activities that most significantly impact its economic performance. As a result, while Mox is a variable interest entity, the Company is not considered the primary beneficiary of Mox. The unpaid principal and accrued and unpaid interest on the note receivable represents the Company’s maximum exposure to loss as of December 31, 2017 as the Company had not committed to providing additional financial support to Mox. See Note 6 for disclosures related to the Company’s involvement with other variable interest entities.

On January 4, 2016, Nant Capital, LLC ("NantCapital"), an affiliate of the Company, executed a demand promissory note in favor of the Company. The principal amount of the advance made by the Company to NantCapital totaled $112,666. The note receivable bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. As of December 31, 2017 and 2016, the total interest receivable on this note was $11,500 and $5,587, respectively, and is included in related party notes receivable on the consolidated balance sheet. The unpaid principal and any accrued and unpaid interest on the note receivable are due and payable by NantCapital on demand by the Company in either (i) cash, (ii) equity of NantHealth, to the extent such equity is owned by NantCapital, (iii) Series A-2 units of the Company or (iv) any combination of the foregoing, all at the option of the Company. Subject to the preceding sentence, NantCapital may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of the Company.

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

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

As of December 31, 2016, the Company’s investment in NantHealth had a cost basis of $40,590 and a fair value of$28,819. Although the investment has only been in a loss position since September 19, 2016, the Company concluded that the unrealized $11,771 loss was other-than-temporary based on the decline in the fair value of NantHealth’s common stock subsequent to the initial public offering. As of December 31, 2017, the Company’s investment in NantHealth had a cost basis of $28,819 and a fair value of $8,843. The Company concluded that the unrealized $19,976 loss was other-than-temporary based on the decline in the fair value of NantHealth’s common stock since the investment was previously impaired as of December 31, 2016. The Company currently does not intend to dispose of its NantHealth common stock and expects that the fair value of its investment will recover. The other-than-temporary impairments of $19,976 and $11,771 are classified within impairments on equity investments in the consolidated and combined statement of operations and comprehensive loss for the years ended December 31, 2017 and December 31, 2016, respectively.

Related Party Payables
As of December 31, 2017 and 2016, the Company had related party payables of $7,783 and $3,923, respectively. The related party payables balance at December 31, 2016 primarily consisted of $3,026 of borrowings from an affiliate,$442 owed to NantWorks pursuant to the Shared Services Agreement, and $235 for accrued and unpaid interest on the related party promissory notes. The related party payables balance at December 31, 2017 primarily consisted of $3,026 of borrowings from an affiliate, $1,826 owed to NantWorks pursuant to the Shared Services Agreement, and $2,322 for accrued and unpaid interest on the related party promissory notes.

Related Party Promissory Notes Payable
On May 1, 2014, the Company executed a convertible demand promissory note with NantWorks. The outstanding principal amount of advances made by the related party to the Company pursuant to these notes totaled $296 and $296 as of December 31, 2017 and 2016, respectively. On January 22 and March 30, 2016, the Company transferred to NantWorks marketable securities having a fair value of $8,730 and made a cash payment of $1,236 as a partial repayment of multiple advances made pursuant to the convertible demand promissory note in favor of NantWorks. The repayment amounts consisted of $9,483 of principal and $483 of accrued interest. The note bears interest at a per annum rate of 3.0%, compounded annually and computed on the basis of the actual number of days in a year. NantWorks may, at its sole discretion, and at any time, convert the aggregate amount of the unpaid principal and any accrued and unpaid interest on the convertible promissory note into equity securities of the Company. As of December 31, 2017 and 2016, the total interest outstanding on this note amounted to $16 and $7, respectively, and is included in related party payables in the consolidated balance sheets.

On March 5, 2015, the Company executed a demand promissory note with an affiliate. The principal amount of the advance made by the related party to the Company totaled $15,000 as of December 31, 2015. The note bears interest at a per annum rate of 8.0%. On March 30, 2016, the Company transferred marketable securities having a fair value of $16,292 as complete repayment of the demand promissory note with the affiliate. The repayment amount consisted of $15,000 of principal and $1,292 of accrued interest. As a result, there is no balance outstanding under this promissory note as of December 31, 2017 nor as of December 31, 2016.

On September 14, 2016, the Company executed a demand promissory note with NantCapital. The principal amount of advances made by NantCapital to the Company pursuant to these notes totaled $61,388 and $20,392 as of December 31, 2017 and 2016, respectively. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of 365 or 366 days, as the case may be. As of December 31, 2017 and 2016, the total interest outstanding on this note amounted to $2,213 and $204, respectively, and is included in related party payables on the consolidated balance sheet.

On April 27, 2011, TRM executed a demand promissory note with an affiliate. The principal amount of the advance made by the related party to TRM totaled $75 and $75 as of December 31, 2017 and 2016, respectively. The note bears interest at a per annum rate of 5.0%, compounded annually. As of December 31, 2017 and 2016, the total interest outstanding on this note amounted to $29 and $24, respectively, and is included in related party payables on the consolidated balance sheet.

On January 24, 2017, the Company executed a demand promissory note with an affiliate. The principal amount of advances made by the affiliate to the Company pursuant to these notes totaled $1,160 as of December 31, 2017. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of 365 or 366 days, as the case may be. As of December 31, 2017, the total interest outstanding on this note amounted to $54 respectively, and is included in related party payables on the consolidated balance sheet.

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

On March 1, 2017, Liquid Genomics executed a promissory note with NantWorks. The principal amount of the advance made by the related party to Liquid Genomics totaled $250 as of December 31, 2017. The note bears interest at a per annum rate of 5.0%, compounded annually. As of December 31, 2017, the total interest outstanding on this note amounted to $10 and is included in related party payables on the consolidated balance sheet.

The unpaid principal and any accrued and unpaid interest on the convertible promissory note and all of the promissory notes with the related parties are due and payable on demand. The Company and its subsidiaries may prepay the outstanding amounts at any time, either in whole or in part, without premium or penalty.

Deemed Capital Contribution by Parent
In 2016 and 2017, the Company benefited from the use of certain equipment owned by an entity controlled by NantWorks. The Company recorded a non-cash expense of $402 and $630 and a corresponding capital contribution on behalf of NantWorks in the consolidated and combined financial statements for the year ended December 31, 2017 and 2016, respectively. The amount of the expense represents the depreciation expense that the Company would have recognized had it owned such assets during the period of use.

Related Party Sublease Income
In January 2017, OncoPlex entered into a sublease agreement with Precision Biologics, Inc. ("Precision Biologics"),a related party, related to its Rockville, Maryland, laboratory and office space, with an initial lease from November 1, 2016 through March 31, 2022.  The sublease includes a portion of the premises consisting of approximately 3,758 rentable square feet of space.  The monthly base rent is $7 per month, with an annual 3% increase.  For the year ended December 31, 2017, the Company recognized $97 in other income on the consolidated statement of operations under the sublease agreement.

14.	Subsequent Events

The Company has evaluated subsequent events through March 16, 2018, the date on which the consolidated and combined financial statements were available to be issued. There are no significant events that require disclosure in these consolidated and combined financial statements, except as follows:

Assignment of Liquid Genomics
On February 28, 2018, the Company sold its 100% interest in Liquid Genomics to NantHealth pursuant to an assignment agreement dated February 1, 2018. The consideration for the sale consisted of the Company redeeming 9,088,362 Series A-2 units that were previously owned by NantHealth plus an additional number of Series A-2 units owned by NantHealth that will be redeemed by the Company by May 31, 2018. The number of Series A-2 units to be redeemed by May 31, 2018 will be equal to the quotient obtained by dividing (a) the amount of funding provided by NantOmics to Liquid Genomics between January 1 and February 28, 2018 by (b) the per-unit book value of the Series A-2 units on NantHealth’s balance sheet as of December 31, 2017.
Borrowings from Related Parties
In January, February and March 2018, NantCapital made multiple advances to the Company totaling $19,732 under the demand promissory note executed on September 14, 2016. Other than the additional advances, all terms of the note payable remained the same (see Note 13).

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, is not required to and has not issued an attestation report as of December 31, 2017 due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations in the Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
On December 18, 2017, we and NantOmics executed Amendment No.1 to the Second Amended Reseller Agreement to allow fee adjustments with respect to services completed by NantOmics between the amendment effective date of October 1, 2017 to June 30, 2018.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Composition of the Board
Our business affairs are managed under the direction of our board of directors, which is currently comprised of five members. Four of our director nominees qualify as independent within the meaning of such term as set forth in the listing standards of The NASDAQ Global Select Market. At each annual meeting of stockholders, the terms of each of our five incumbent directors expire and all members of our board of directors are standing for election.
The following table sets forth the names, ages as of March 15, 2018 and certain other information for each of our current directors:

Name	Age	Position	Director Since
Patrick Soon-Shiong, M.D., FRCS (C) FACS	65	Chairman and Chief Executive Officer and Director	2010
Michael S. Sitrick (1)(2)	70	Director	2016
Kirk K. Calhoun (1)	73	Director	2016
Mark Burnett	57	Director	2016
Michael Blaszyk (1)(2)	65	Director	2016

(1)    Member of our audit committee
(2)    Member of our compensation committee

Patrick Soon-Shiong, M.D., FRCS (C), FACS has served as our Chief Executive Officer and as Chairman of our board of directors since the formation of our company in July 2010. In 2011, he founded NantWorks, an ecosystem of companies to create a transformative global health information and next generation pharmaceutical development network for the secure sharing of genetic and medical information, where he currently serves as Chief Executive Officer and Chairman of the board of directors. NantWorks is an affiliate and significant stockholder of NantHealth and Dr. Patrick Soon-Shiong indirectly controls all of the equity interests of NantWorks. Dr. Patrick Soon-Shiong, a physician, surgeon and scientist, has pioneered novel therapies for both diabetes and cancer, published over 100 scientific papers, and has over 95 issued patents on groundbreaking advancements spanning myriad fields. Dr. Patrick Soon-Shiong performed the world’s first encapsulated human islet transplant, the first engineered islet cell transplant and the first pig to man islet cell transplant in diabetic patients. He invented and developed Abraxane, the nation’s first FDA-approved protein nanoparticle albumin-bound delivery technology for the treatment of cancer. Abraxane was approved by the FDA for metastatic breast cancer in 2005, lung cancer in 2012, and pancreatic cancer in 2013. Abraxane is now approved in many countries across the globe with sales of approximately $1.0 billion. From 1997 to 2010, Dr. Patrick Soon-Shiong served as founder, Chairman and Chief Executive Officer of two global pharmaceutical companies, American Pharmaceutical Partners (sold to Fresenius SE for aggregate consideration of up to $5.6 billion in 2008) and Abraxis BioScience (sold to Celgene Corporation for aggregate consideration of up to $3.6 billion in 2010). Dr. Patrick Soon-Shiong serves as Chairman and Chief Executive Officer of NantKwest, Inc. (NASDAQ:NK), a publicly-traded pioneering clinical-stage immunotherapy company and an affiliate of NantHealth. Although we expect Dr. Patrick Soon-Shiong will devote on average at least 20 hours per week to our company, he will primarily focus on NantKwest, where he is Chairman and Chief Executive Officer, and will also devote time to other companies operating under NantWorks. Dr. Patrick Soon-Shiong also serves as Chairman of the Chan Soon-Shiong Family Foundation and Chairman and Chief Executive Officer of the Chan Soon-Shiong Institute of Molecular Medicine, a non-profit medical research organization. He was appointed by House Speaker Paul Ryan to the Health Information Technology Advisory Committee, a committee established by the 21st Century Cures Act that will advise the President and his administration on health IT policy and will tackle issues with healthcare interoperability and privacy and security, while working with key stakeholders to create standards in these areas. He previously co-chaired the CEO Council for Health and Innovation at the Bipartisan Policy Center and previously served as a member of the Global Advisory Board of Bank of America. He is an Adjunct Professor of Surgery at the University of California, Los Angeles, or UCLA, a visiting Professor at the Imperial College of London, the Executive Director of the UCLA Wireless Health Institute and a board member of the California Telehealth Network. The Friends of the National Library of Medicine has honored him with their Distinguished Medical Science Award. Dr. Patrick Soon-Shiong holds a degree in medicine from the University of the Witwatersrand and a M.Sc. in science from the University of British Columbia. Dr. Patrick Soon-Shiong is a board certified surgeon and a fellow of the American College of Surgeons and of the Royal College of Physicians and Surgeons of Canada.
We believe that Dr. Patrick Soon-Shiong is qualified to serve as a member of our board of directors due to his depth of expertise as chairman and chief executive officer of multiple multi-billion dollar companies in the life sciences industry, his broad experience in research and development of pioneering technologies and his educational background.
Michael S. Sitrick has served on our board of directors since May 2016. Since October 2016, Mr. Sitrick served as Chair and Chief Executive Officer of Sitrick Group, LLC, a subsidiary of Resources Connection, Inc (NASDAQ: RECN). From November 2009 to October 2016, Mr. Sitrick has served as the Chairman and Chief Executive Officer of Sitrick Brincko LLC, a subsidiary of Resources Connection, Inc (NASDAQ: RECN), and also currently serves as Chair and Chief Executive Officer of Sitrick And Company, which he founded in 1989. Sitrick And Company, which was sold to Resources Connection, Inc. in 2009., is a public relations, strategic communications and crisis management company providing advice and counseling to some of the country’s largest corporations, non-profits and governmental agencies, in many areas including investor relations, corporate governance, mergers and acquisitions, litigation support, corporate positioning and repositioning, reputation management, the development and implementation of strategies to deal with short sellers, executive transitions and government investigations. Prior to that, from 1981 to 1989 he was an executive and senior vice president - communications for Wickes Companies, Inc., head of communications and government affairs for National Can Corporation from 1974 to 1981 and group supervisor at Selz, Seabolt and Associates before that. Prior to that, Mr. Sitrick was assistant director of public information in the Richard J. Daley administration in Chicago and worked as a reporter. Mr. Sitrick is a published author, frequent lecturer, a former board member at two public companies (both of which were sold) and a current and former board member of several charitable organizations. Mr. Sitrick serves as a director of JAKKS Pacific, Inc. (NASDAQ: JAKK). He holds a BS in business administration with a major in journalism from the University of Maryland, College Park.
We believe that Mr. Sitrick is qualified to serve as a member of our board of directors because of his extensive experience and knowledge serving on and advising other public company boards.

Kirk K. Calhoun has served as a member of our board of directors since May 2016. Mr. Calhoun joined Ernst & Young LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun is a Certified Public Accountant (non-practicing) with a background in auditing and accounting. He has previously served on the boards and audit committees of seven public companies in the pharmaceutical and medical diagnostic industries. Mr. Calhoun currently serves on the boards of Ryerson Holding Corporation (NYSE: RYI), a metals processor and distributor, and PLx Pharma, Inc. (NASDAQ: PLXP), a specialty pharmaceutical company focused on commercializing aspirin products, plus three private companies, including NeuroSigma, Inc., a developer of products treating major neurological and neuropsychiatric disorders. Mr. Calhoun received a BS in accounting from the University of Southern California.
We believe that Mr. Calhoun is qualified to serve as a member of our board of directors because of his extensive experience and knowledge in the healthcare industry and his significant financial and accounting background.
Mark Burnett has served as a member of our board of directors since May 2016. Mr. Burnett has been the President of the MGM Television and Digital Group since January 2016, and is an eight-time Emmy Award winner. Mr. Burnett has produced more than 3,200 hours of television programming, which regularly airs in more than 70 countries worldwide. The group Mr. Burnett leads currently has numerous TV shows airing or in production, including “The Voice” (NBC); “Survivor” (CBS); “Shark Tank” (ABC); “Fargo” (FX); “Vikings” (HISTORY); “Beyond the Tank” (ABC); “Celebrity Apprentice” (NBC); “Teen Wolf” (MTV); “500 Questions” (ABC); “The People’s Choice Awards” (CBS); “Lucha Underground” (El Rey Network); and “America’s Greatest Makers” (INTEL/Turner Awards (CBS)). Mr. Burnett is one of very few producers to have had a renewed series of each of the four major networks and to have multiple series win their time slots on five nights of television in the same week. Prior to joining MGM, Mr. Burnett was a director and Chief Executive Officer of One Three Media from April 2011 until September 2014, and was a director and Chief Executive Officer of UAMG, LLC from September 2014 until January 2016. Mr. Burnett has also served as a director of Lightworkers Media OTT, LLC and its predecessor entities since December 2012. Mr. Burnett is also a director of our affiliate, NantBioScience, Inc.
We believe that Mr. Burnett is qualified to serve as a member of our board of directors because of his expertise in the areas of marketing and communications.
Michael Blaszyk has served as a member of our board of directors since May 2016. Since 2016, Mr. Blaszyk has served as the managing partner of Saguaro Ridge LLC, an advisory services and investments company. From 2000 to 2016, Mr. Blaszyk served as the senior executive vice president, chief financial officer and chief corporate officer for Dignity Health (formerly known as Catholic Healthcare West), a not-for-profit public benefit corporation. Prior to joining Dignity Health, Mr. Blaszyk was the senior vice president and chief financial officer for University Hospitals Health System in Cleveland, Ohio, a healthcare system, from October 1997 to December 2000. Mr. Blaszyk also previously served as the managing partner of the Northeast region Health Care Provider Consulting Practice for Merger LLC (formerly known as William M. Mercer), a global consulting firm, and the executive vice president at Boston Medical Center, a non-profit academic medical center. Mr. Blaszyk serves as a director of NantKwest, Inc. (NASDAQ: NK), a clinical-stage immunotherapy company, and a director and member of the audit committee of Sound Physicians, Inc., a Fresenius company. He received his bachelor’s degree in life sciences from Wayne State University and his master’s degree in health services administration from the University of Colorado. We believe that Mr. Blaszyk is qualified to serve as a member of our board of directors because of his extensive experience and knowledge in the healthcare industry and his significant financial and accounting background.
We believe that Mr. Blaszyk is qualified to serve as a member of our board of directors because of his extensive experience and knowledge in the healthcare industry and his significant financial and accounting background.
Executive Officers
The names of our executive officers, their ages, their positions with the Company and other biographical information as of March 15, 2018 are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Patrick Soon-Shiong, M.D., FRCS (C) FACS	65	Chairman and Chief Executive Officer and Director
Paul Holt	51	Chief Financial Officer
Ron Louks	53	Chief Operating Officer

Patrick Soon-Shiong, M.D., FRSC (C), FACS. Please see the biographical information for Dr. Soon-Shiong in the section entitled “Board of Directors and Corporate Governance.”
Paul Holt was appointed Chief Financial Officer in April 2015. Prior to joining NantHealth, Mr. Holt served as Chief Financial Officer of Quality Systems, Inc. (NASDAQ: QSII), a healthcare information technology and services company, from 2000 to April 2015. He was Controller of Quality Systems from January 2000 to May 2000. Mr. Holt was the Controller of Sierra Alloys Co., Inc., a titanium metal manufacturing company, from August 1999 to December 1999. From 1995 to 1999, he was Controller of Refrigeration Supplies Distributor, the largest independently owned wholesale distributor and manufacturer of refrigeration supplies and heating controls in the western United States. From 1990 to 1995, Mr. Holt was a Certified Public Accountant at McGladrey & Pullen, LLP. Mr. Holt holds an MBA from the University of Southern California and a BA in Economics (cum laude) from the University of California, Irvine.
Ron Louks joined us as Senior Vice President, Mobile Platform Technology & Emerging Solutions in January 2017 and was appointed as Chief Operating Officer in May 2017. Prior to that, Mr. Louks was President, Devices and Emerging Solutions, at Blackberry Limited (NASDAQ: BBRY) from January 2014 to May 2016. Mr. Louks also served as Chief Executive Officer of The OpenNMS Group from August 2013 through January 2014, Chief Executive Officer of Plus 1, LLC from March 2012 to July 2013 and served as the Chief Strategy Officer of HTC Corporation from July 2010 through January 2012. In addition, Mr. Louks held many leadership positions in the technology industry prior to that, including Chief Technology Officer at Sony Ericsson.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2017 except for the vesting of phantom units on May 1, 2017 and June 6, 2017 that were inadvertently reported late on a Form 4 filed on August 25, 2017.
Code of Business Conduct and Ethics
Our board of directors has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and agents and representatives, including consultants. A copy of the code of business conduct is available on our website, www.nanthealth.com, under the investors tab. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website.
Controlled Company Exemption
Patrick Soon-Shiong, M.D., our Chairman and Chief Executive Officer, and entities affiliated with him control a significant majority of our common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under the NASDAQ listing standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including (1) the requirement that a majority of our board of directors consist of independent directors, (2) the requirement that we have a nominating and corporate governance committee, and (3) the requirement that the compensation committee consist solely of independent directors.
Our board of directors has determined that each of Mr. Sitrick, Mr. Calhoun, Mr. Burnett and Mr. Blaszyk, representing four of our five directors, is “independent” as that term is defined under the rules of NASDAQ. In reliance upon the “controlled company” exemption, we have elected not to have a nominating and corporate governance committee.

These exemptions do not modify the independence requirements for our audit committee, and we satisfy the member independence requirement for the audit committee under the NASDAQ corporate governance standards and SEC rules and regulations. Audit committee members must also satisfy separate independence criteria set forth in Rule 10A-3, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Under the rules of NASDAQ, a director will only qualify as an “independent director” if, among other things, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Board Committees
Our board of directors has an audit committee and a compensation committee, each of which has the composition and the responsibilities described below. As a “controlled company” within the meaning of the NASDAQ corporate governance rules, we have elected not to have a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below.
Audit Committee
Our audit committee is comprised of Michael Blaszyk, Michael S. Sitrick and Kirk K. Calhoun. Michael Blaszyk serves as the chairperson of our audit committee. We have utilized the phase-in provisions available to us under NASDAQ Rule 5615(b) regarding audit committee independence requirements and have fully complied with this requirement as of each stage of the phase-in period. Our board of directors has determined that each of the members of our audit committee is an independent director under the NASDAQ listing rules, satisfies the additional independence criteria for audit committee members and satisfies the requirements for financial literacy under the NASDAQ listing rules and Rule 10A-3 of the Exchange Act, as applicable. Our board of directors has also determined that Michael Blaszyk is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under NASDAQ listing standards.
Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems and our legal and regulatory compliance. The responsibilities of our audit committee also include, among other things:

•	selecting and hiring the independent registered public accounting firm to audit our financial statements;

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•	approving audit and non-audit services and fees;

•
reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

•	preparing the audit committee report that the SEC requires to be included in our annual proxy statement;

•	reviewing reports and communications from the independent registered public accounting firm;

•	reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;

•	reviewing our policies on risk assessment and risk management;

•	reviewing related party transactions; and

•
establishing and overseeing procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter approved by our board of directors and that satisfies the applicable rules and regulations of the SEC and the listing requirements of NASDAQ. The charter is available on our website, www.nanthealth.com, under the investors tab. Our audit committee held four meetings during 2017.
Compensation Committee
Our compensation committee is comprised of Michael S. Sitrick and Michael Blaszyk. Michael S. Sitrick serves as the chairperson of our compensation committee. Our board of directors has determined that each member of our compensation committee is an independent director under the current rules of NASDAQ, satisfies the additional independence criteria for compensation committee members under Rule 10C-1 and the NASDAQ listing rules, is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The purpose of our compensation committee is to oversee our compensation policies, plans and benefit programs and to discharge the responsibilities of our board of directors relating to compensation of our executive officers.
Our compensation committee oversees our corporate compensation programs. The responsibilities of our compensation committee also include, among other things:

•	overseeing our overall compensation philosophy and compensation policies, plans and benefit programs;

•	reviewing and approving or recommending to the board for approval compensation for our executive officers and directors;

•	preparing the compensation committee report that the SEC will require to be included in our annual proxy statement; and

•	administering our equity compensation plans.
Our compensation committee operates under a written charter approved by our board of directors and that satisfies the applicable rules and regulations of the SEC and the listing requirements of NASDAQ. The charter is available on our website, www.nanthealth.com, under the investors tab. Our compensation committee held one meeting during 2017.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee, or other board committee performing equivalent functions (or in the absence of any such committee, the entire board of directors) or director of any entity that has one or more executive officers serving on our compensation committee or our board of directors. None of the members of our compensation committee is or has been an officer or employee of the Company.
Process for Recommending Candidates to the Board of Directors
No material changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors.
Item 11. Executive Compensation
Processes and Procedures for Executive and Director Compensation
Our compensation committee assists the board in discharging the board’s responsibilities relating to oversight of the compensation of our chief executive officer and our other executive officers, including reviewing and making recommendations to the board with respect to the compensation, plans, policies and programs for our chief executive officer and our other executive officers and administering our equity compensation plans for our executive officers and employees.
Our compensation committee annually reviews the compensation, plans, policies and programs for our chief executive officer and our other executive officers. In connection therewith, our compensation committee considers, among other things, each executive officer’s performance in light of established individual and corporate goals and objectives and the recommendations of our chief executive officer. In particular, our compensation committee considers the recommendations of our chief executive officer when reviewing base salary and incentive performance compensation levels of our executive officers and when setting specific individual and corporate performance targets under our annual incentive bonus plan for our executive officers. Our chief executive officer has no input and is not present during voting or deliberations about his compensation. Our compensation committee may delegate its authority to a subcommittee, but it may not delegate any power or authority required by agreement, law, regulation or listing standard to be exercised by the compensation committee as a whole.
Summary Compensation Table
The following table provides information regarding the compensation of our chief executive officer, and our next most highly compensated executive officer during 2017, together referred to as our “named executive officers,” for 2017 and 2016, as applicable.

(Amount in Dollars)
Name and Principal Position (1)	Year	Salary ($) (2)	Bonus ($) (2)		Stock Awards ($) (3)	All Other ($)		Total ($)
Patrick Soon-Shiong, M.D. FRCS (C), FACS (4)	2017	—	—		—	—		—
Chairman and Chief Executive Officer	2016	—	—		—	—		—
Paul Holt	2017	360,500	153,213	(10)	—	—		513,713
Chief Financial Officer	2016	360,433	98,056	(5)	445,136	11,387	(6)	915,012
Ron Louks (7)
Chief Operating Officer	2017	420,577	648,250	(8)	2,238,058	38,113	(9)	3,344,998

(1)     The titles and capacities set forth in the table above are as of March 15, 2018.
(2)     Salary and bonus figures represent amounts earned during each respective fiscal year, regardless of whether part or all of such amounts were paid in subsequent fiscal year(s).

(3)
The amounts shown are total vested and unvested stock awards granted during the respective years at grant date fair value in accordance with Accounting Standards Codification 718, Compensation: Stock Compensation (“ASC 718”). The assumptions used to calculate the grant date fair value of option awards are set forth under Note 2 of the Notes to the Consolidated and Combined Financial Statements.

(4)     We did not pay cash or any other compensation to Dr. Patrick Soon-Shiong during the years ended
December 31, 2017 or December 31, 2016.
(5)     Consists of the amount earned in 2016 and paid in 2017.

(6)	The amounts consist of $7,950 of matching contributions made by us pursuant to our 401(k) plan and $3,437 of premiums paid by the Company for life insurance and disability insurance.
(7)    Mr. Louks was not a Named Executive Officer prior to 2017. He joined the Company in January 2017.

(8)	The bonus amount of Mr. Louks consists of $475,000 sign-on bonus paid in 2017, and $173,250 subject to approval.
(9)     Consists of $25,620 housing allowance and travel allowance of $12,493 based on actual travel expenses.
(10)    The bonus amount of Mr. Holt for the year 2017 is subject to approval.

Outstanding Equity Awards at Fiscal Year-End 2017
The following table provides information regarding equity awards held by our named executive officers as of December 31, 2017.

(Amount in Dollars)		Stock Awards
Name	Date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($) (1)
Patrick Soon-Shiong, M.D. FRCS (C), FACS	—	—		—
Paul Holt	4/13/2015	42,622	(2)(3)	129,997
	5/2/2016	11,924	(2)(4)	36,368
Ron Louks	10/3/2017	100,000	(5)(6)	305,000
	11/6/2017	375,588	(5)(7)	1,145,543

(1)    Market value of the unvested phantom units identified in this column is based on a closing price of $3.05 per share of the Company’s common stock as of December 31, 2017.
(2)    Each phantom unit is the economic equivalent of one share of NantHealth, Inc. common stock.
(3)    One-half (1/2) of the phantom units held vested on June 7, 2016, the date of the Company’s IPO. Subject to the Mr. Holt's continuing service, the remaining phantom units shall vest in equal amounts each year on the anniversary date of the IPO over a four year period, such that the phantom units shall fully vest into shares of common stock on the fourth (4th) anniversary of the IPO date.

(4)    One-half (1/2) of the phantom units held vested on June 7, 2016, the date of the Company’s IPO. Subject to
Mr. Holt's continuing service, the remaining phantom units shall vest in equal amounts each year on the vesting commencement date of May 1, 2016, over a four year period, such that the phantom units shall fully vest into shares of common stock on May 1, 2020.
(5)     Each restricted stock unit ("RSU") is the economic equivalent of one share of NantHealth, Inc. common stock.
(6)    40,000 RSUs vested on October 6, 2017, with the remaining 120,000 RSUs vesting monthly in equal amounts for months, beginning on November 6, 2017, subject to continued service. Upon vesting, the Company will withhold shares sufficient to satisfy tax withholding obligations; the issuer will then be responsible for remitting a cash payment for the related withholding taxes; and the Company will issue to Mr. Louks a net lower number of shares. In addition, upon vesting, the Company and Mr. Louks have agreed that the issuer will repurchase the remaining shares at the then current market value.
(7)    25% of the RSUs vested on November 6, 2017, with the remaining 75% of the RSUs to vest annually in equal installments, beginning on May 1, 2018. Upon vesting, the Company will withhold shares sufficient to satisfy tax withholding obligations; the Company will then be responsible for remitting a cash payment for the related withholding taxes; and the Company will issue to Mr. Louks a net lower number of shares.
Executive Employment Agreements
Paul Holt. On March 16, 2015, we entered into an offer letter agreement with Mr. Holt pursuant to which he agreed to serve as our Chief Financial Officer, effective as of April 13, 2015. Mr. Holt’s current base salary is $360,500 and he is eligible to receive an annual performance bonus of up to 50% of his base salary and he and is eligible to participate in any benefit programs that we make available to our senior executives. Mr. Holt’s offer letter agreement is for no particular term and provides for “at will” employment, subject to certain severance provisions as described below.
In connection with Mr. Holt’s commencement of employment, he was paid a sign-on bonus of $50,000 in 2015. Also in connection with Mr. Holt’s commencement of employment, we granted Mr. Holt 113,659 units under our Phantom Unit Plan (625,125 units per original agreement representing number of units pre reverse split). All of the units granted to Mr. Holt pursuant to the offer letter agreement will vest in full upon a “change of control” (as such term is defined in the Phantom Unit Plan). Upon the closing of our IPO, 50% of the units vested in full and the remaining 50% will vest over four (4) years in equal installments on each annual anniversary of the IPO. The units are otherwise be subject to the terms and conditions of the Phantom Unit Plan.
Mr. Holt’s offer letter agreement provides that the Company would pay or reimburse Mr. Holt for all reasonable moving costs associated with Mr. Holt and his immediate family’s relocation to the Los Angeles area, up to an aggregate amount of $15,000, provided that such costs are incurred no later than one (1) year from the effective date of the offer letter agreement, and provided further that we will not be responsible for broker’s fees, real estate transfer taxes or any other costs associated with Mr. Holt’s relocation to the Los Angeles area. The offer letter also provided that we would also pay or reimburse Mr. Holt for the reasonable costs of his overnight accommodations in the Los Angeles area until September 30, 2016. If we terminate Mr. Holt’s employment for cause or he voluntarily resigns without good reason, in each case within the one (1) year period after the effective date of the offer letter agreement, Mr. Holt shall be required to repay us for all relocation costs paid or reimbursed to him by the Company within thirty (30) days after his termination.
Pursuant to Mr. Holt’s offer letter agreement, if we terminate the employment of Mr. Holt without cause or Mr. Holt resigns for good reason, in each case within the thirty-six (36) month period after the effective date of the offer letter agreement, and Mr. Holt executes a release of claims that becomes effective within sixty (60) days following his termination date, then we shall pay Mr. Holt a single cash payment equal to the greater of (a) 50% of his then-current annual base salary and (b) if he has been employed by us less than one (1) year, his monthly base salary multiplied by the difference of (i) twelve (12) months minus (ii) the number of whole months Mr. Holt has been employed by us, less all applicable withholdings.
Mr. Holt’s offer letter agreement contains a non-solicitation provision, pursuant to which Mr. Holt has agreed not to interfere with us or our affiliates, or solicit our employees or interfere with our business relationships, for one (1) year after the termination of his employment.
Ron Louks.    On and effective as of May 10, 2017, the board of directors of the Company appointed Ron Louks as the Company’s Chief Operating Officer.
The material terms of Mr. Louks’ employment are as follows:
Base Salary and Bonus. Mr. Louks received an initial annual base salary of $375,000, and receives a current annual base salary of $450,000. He is also eligible for an annual bonus with a target amount of 50% of his current base salary. Mr. Louks also received a sign-on bonus of $475,000.

Equity Award. The board of directors approved equity awards during 2017 as set forth in the summary compensation table.
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
Merger or Change of Control
2016 Equity Incentive Plan
Our 2016 Plan provides that in the event of a merger or change in control, as defined under the 2016 Plan, each outstanding award will be treated as the administrator determines, except that if a successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for any outstanding award, then such award will fully vest, all restrictions on the shares subject to such award will lapse, all performance goals or other vesting criteria applicable to the shares subject to such award will be deemed achieved at 100% of target levels and all of the shares subject to such award will become fully exercisable, if applicable, for a specified period prior to the transaction. The award will then terminate upon the expiration of the specified period of time.
Perquisites, Health, Welfare, and Retirement Benefits
Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We provide a 401(k) savings plan to our employees, including our current named executive officers, as discussed in the section below entitled “401(k) Savings Plan.”
We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances and as noted in the Summary Compensation Table above. Our board of directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.
401(k) Savings Plan
We maintain a tax-qualified retirement plan that provides eligible employees, including named executive officers, with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. Pre-tax and after-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. The Company, in its sole discretion, may make certain contributions to the plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions, if any, are deductible by us when made.
Director Compensation
Beginning in the year ended December 31, 2016, we paid our non-employee directors $50,000 a year for their service on our board of directors. Additionally, we paid our audit committee chair $10,000 annually and our compensation committee chair $5,000 annually.
From time to time, we grant stock options and restricted stock unit awards to our non-employee directors for their service on our board of directors. We also reimburse our directors for expenses associated with attending meetings of our board of directors and committees of our board of directors. Directors who are also our employees receive no additional compensation for their service as a director.
Our 2016 Equity Incentive Plan, or the 2016 Plan, provides that in the event of a merger or change in control, as defined in our 2016 Plan, each outstanding equity award granted under our 2016 Plan that is held by a non-employee director will fully vest, all restrictions on the shares subject to such award will lapse, and with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels, and all of the shares subject to such award will become fully exercisable, if applicable.

Director Compensation Table
The following table sets forth information regarding compensation earned or paid to our non-employee directors during the year ended December 31, 2017. The following table excludes Dr. Patrick Soon-Shiong, our chief executive officer, who was also an employee during the year ended December 31, 2017. Dr. Soon-Shiong did not receive any additional compensation for his service as a member of our board of directors.

(Amount in Dollars)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Total ($)
Michael S. Sitrick	55,000	172,443	227,443
Kirk K. Calhoun	50,000	172,443	222,443
Mark Burnett	50,000	—	50,000
Edward Miller (3)	12,500	—	12,500
Michael Blaszyk	60,000	172,443	232,443

(1)
The amounts shown are total vested and unvested stock awards granted during the respective years at grant date fair value in accordance with Accounting Standards Codification 718, Compensation: Stock Compensation (“ASC 718”). The assumptions used to calculate the grant date fair value of option awards are set forth under Note 2 of the Notes to the Consolidated and Combined Financial Statements.

(2)
As of December 31, 2017, our non-employee directors held vested outstanding equity awards as follows: Mr. Sitrick (25,434 restricted stock units and no options); Mr. Calhoun (25,434 restricted stock units and no options); Mr. Burnett (no restricted stock units and vested options to purchase 125,000 shares of the Company’s common stock); Dr. Miller (none); and Mr. Blaszyk (25,434 restricted stock units and no options).

(3)	Dr. Miller requested that the board not re-nominate him as a director in connection with our 2017 annual meeting of stockholders and ceased to be a member of the board of directors in June 2017.
See “Executive Compensation” for information about the compensation of directors who are also our employees.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2017. All outstanding option awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Vesting of Equity Awards, Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by stockholders
2016 Equity Incentive Plan	3,606,024	$14.00	352,810
Phantom Units Plan (1)	1,292,785	—	—
Equity compensation plans not approved by stockholders	—	—	—
Total	4,898,809		352,810

(1)    Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock at the Company's option on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of our common stock as of March 1, 2018 by:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.
The percentage ownership information shown in the table is based on an aggregate of 108,579,229 shares of our common stock outstanding as of March 1, 2018.
We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable on or before April 30, 2018, which is 60 days after March 1, 2018. These shares are deemed to be outstanding and beneficially owned by the person holding those options and warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Unless otherwise noted below, the address of each of the individuals and entities named in the table below is c/o NantHealth, Inc., 9920 Jefferson Boulevard, Culver City, California 90232. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders:
NantWorks, LLC (1)	70,113,411	64.6%
NHealth Holdings, Inc. and affiliates (2)	17,857,144	16.4%
Directors and Executive Officers:
Patrick Soon-Shiong, M.D., FRCS (C), FACS (1)	70,113,411	64.6%
Paul Holt (3)	52,848	*
Ron Louks (4)	99,690	*
Michael S. Sitrick (5)	29,763	*
Kirk K. Calhoun (6)	29,763	*
Mark Burnett (7)	125,000	*
Michael Blaszyk (8)	29,763	*
All current directors and executive officers as a group (7 persons)	70,480,238	64.9%

*    Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)     Includes (i) 67,214,114 shares of our common stock held by NantWorks, LLC; and (ii) 2,899,297 shares of our common stock issuable held by NantOmics, LLC. NantWorks, LLC is the largest member of NantOmics, LLC, holding approximately 84% of the outstanding equity and approximately 99% of the outstanding voting equity. Our
Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the controlling member of NantWorks, LLC with voting and dispositive power over the shares of our common stock that are owned by NantWorks, LLC. The address of NantWorks, LLC is 9920 Jefferson Boulevard, Culver City, California 90232. Our Chairman and Chief
Executive Officer, Dr. Patrick Soon-Shiong, indirectly owns all of the equity interests in NantWorks, LLC.
(2)     Based on a Schedule 13G filed with the SEC by individuals or entities affiliated with Kuwait Investment Authority, acting for and on behalf of the Government of the State of Kuwait on February 14, 2017. Consists of 7,142,859
shares held by NHealth Holdings, Inc. and 10,714,285 shares held by Kuwait Investment Office. The sole shareholder of NHealth Holdings, Inc. is the Kuwait Investment Authority, acting for and on behalf of the
Government of the State of Kuwait, which holds of common stock. Kuwait Investment Office is the London Office of the Kuwait Investment Authority, acting for and on behalf of the Government of the State of Kuwait. The address of NHealth Holdings, Inc. is 1209 Orange Street, Wilmington, Delaware 19801; the address for the Kuwait
Investment Authority is Ministries Complex, Block 3, Safat, Kuwait 13001; and the address for Kuwait Investment
Office is 15 Carter Lane, London, United Kingdom, EC4V 5EY.
(3)     Consists of 52,848 shares of common stock.
(4)     Consists of 79,690 shares of common stock.
(5)     Consists of 25,434 shares of common stock and 4,239 shares issuable upon the vesting of restricted stock units that vest within 60 days of March 1, 2018.
(6)     Consists of 25,434 shares of common stock and 4,239 shares issuable upon the vesting of restricted stock units that vest within 60 days of March 1, 2018.
(7)     Consists of shares issuable upon the exercise of options that are exercisable within 60 days of March 1, 2018.
(8)     Consists of 25,434 shares of common stock and 4,239 shares issuable upon the vesting of restricted stock units that vest within 60 days of March 1, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions
The following is a summary of transactions since January 1, 2017 to which we have been a party in which the amount involved exceeded $120 thousand and in which any of our executive officers, directors, promoters or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this Annual Report on Form 10-K titled “Executive Compensation.”
LLC Agreement and Stockholder's Agreement
Prior to NantHealth’s conversion from a limited liability company to a corporation, our directors and members entered into the LLC Agreement which governed our operations. Upon the consummation of the LLC Conversion, we converted into a corporation, and the LLC Agreement no longer governs our operations or the rights of our stockholders. Upon the consummation of the LLC Conversion, we entered into the Stockholders’ Agreement with our stockholders as more fully described below.
Prior to the LLC Conversion, we created a board of directors to manage our business affairs. The LLC Agreement provided that the board of directors had the power and discretion to manage and control the business, property and affairs of our company, but that certain actions required the consent of certain of our members.
Under the LLC Agreement, we had units authorized, including Series A through H. Each equityholder holding Series A, B, D, E, F, G or H units had one vote for each unit held. Profits interests units awarded under the Profits Interests Plan took the form of Series C units of our company. Holders of our Series C units did not have the right to vote. The LLC Agreement also set forth the rights of and restrictions on unitholders, including certain rights of first refusal and preemptive and co-sale rights. In addition, the LLC Agreement placed certain transfer restrictions on our equityholders. The LLC Agreement also provided that, upon the LLC Conversion, the allocation of shares of our common stock among our pre-IPO equityholders was dependent upon the IPO price, based on the relative rights of our pre-IPO equityholders as set forth in our LLC Agreement. As a result, as part of the LLC Conversion, we set the actual allocation of shares among our pre-IPO equityholders. The LLC Agreement included indemnification provisions obligating Nant Health, LLC to indemnify its board of directors, officers, members, employees and agents.

Concurrently with the consummation of the LLC Conversion, the LLC Agreement was terminated, other than certain provisions relating to certain pre-termination tax matters and certain liabilities.
The Stockholders’ Agreement contains certain anti-dilution rights, preemptive rights, board voting rights, approval rights, rights of first refusal, tag-along rights, drag-along rights, inspection rights and transfer restrictions for certain of our stockholders. Concurrently with the consummation of our IPO, these provisions were terminated, other than certain provisions relating to indemnification, confidentiality and retention by certain of our stockholders of individual intellectual property rights.
Director Indemnification
An entity controlled by Dr. Patrick Soon-Shiong has agreed to indemnify Mr. Burnett for any losses or liabilities incurred by Mr. Burnett in connection with his service on our board of directors, but only to the extent such losses or liabilities are not covered by our directors’ and officers’ insurance policies or our indemnification agreement with Mr. Burnett and only to the extent a court of competent jurisdiction has determined pursuant to a final order not subject to further appeal or stay that Mr. Burnett has breached his duty of loyalty to our company by reason of his service as a board member on other entities controlled by Dr. Patrick Soon-Shiong. The indemnification obligation will not apply to fraud, illegal acts or intentional misconduct of Mr. Burnett to the extent determined by a final order of a court of competent jurisdiction not subject to further appeal or a stay. Mr. Burnett has an understanding with Dr. Patrick Soon-Shiong that Mr. Burnett will be appointed as a director of, and receive equity in, other entities controlled by Dr. Patrick Soon-Shiong as mutually determined between them. Mr. Burnett currently serves as a director of NantBioScience, Inc.
Investment in NantOmics
Our Chairman and Chief Executive Officer and principal stockholder, Dr. Patrick Soon-Shiong, founded and has a controlling interest in NantOmics, which is a company that delivers molecular analysis capabilities with the intent of providing actionable intelligence and molecularly driven decision support for cancer patients and their providers at the point of care.
In 2015 we purchased a total of 169,074,539 Series A-2 units of NantOmics for an aggregate purchase price of $250.8 million. 67,385,444 Series A-2 units were acquired on June 19, 2015, 101,078,167 Series A-2 units were acquired on June 30, 2015 and 610,928 Series A-2 units were acquired on September 8, 2015, for aggregate price of $250.0 million in cash and marketable securities, and the remainder in exchange for NantOmics' subsidiary's purchase of NantHealth’s equity interests in TRM, an entity owned 46% by California Capital Equity, LLC, or Cal Cap. The Series A-2 units do not have any voting rights and represent approximately 14.28% of NantOmics’ issued and outstanding membership interests. NantOmics is majority owned by NantWorks and delivers molecular diagnostic capabilities with the intent of providing actionable intelligence and molecularly driven decision support for cancer patients and their providers at the point of care.
Amended Reseller Agreement with NantOmics
On June 19, 2015, we entered into a five and a half year exclusive Reseller Agreement with NantOmics, which was amended in May 2016, pursuant to which we have worldwide, exclusive rights to resell genomic sequencing, quantitative proteomic analysis and bioinformatics services made exclusively available from NantOmics to us, as well as related consulting and other professional services, to institutional customers (including insurers and self-insured healthcare providers) throughout the world. However, the Reseller Agreement excludes services provided for research or educational purposes, for consumer applications or for the development, evaluation, trial, analysis or regulatory approval of any pharmaceutical product or treatment. We will also have rights to use NantOmics’ marketing materials and trademarks in connection with the marketing and resale of services, to distribute clinical reports to requisitioning physicians, and to use data we collect to perform certain activities, but NantOmics will own such materials, trademarks, reports and data. In exchange, we will pay NantOmics a per-service fee, equal to a percentage of a portion of the amount we bill for the NantOmics services, and we retain the remaining portion of the amount billed. As we pay NantOmics based on billings, we effectively bear the collection risk. On an aggregate basis, we must pay NantOmics annual aggregate minimums beginning in 2016 of $2.0 million per year for each of the 2016 to 2020 calendar years. If the Reseller Agreement is renewed for one or more of the optional three (3) renewal terms described below, the annual minimum will be $25.0 million per year for each of the 2021-2023 calendar years and $50.0 million per year for each of the 2024-2029 calendar years. Under the agreement, we are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including patient engagement and communications with providers such as providing interpretations of our GPS Cancer reports and resolving any disputes, ensuring customer satisfaction, and managing billing and collections. Among other diligence obligations, we are obligated to use commercially reasonable efforts to market and actively promote the services. The Reseller Agreement has an initial term through December 31, 2020. We have the option to renew the agreement (with exclusivity) for up to three (3) renewal terms, each lasting three (3) years, if we meet the volume thresholds below.

Term	Renewal Threshold
Initial Term	300,000 GPS Cancer tests completed between June 19, 2015 and June 30, 2020
First Exclusive Renewal Term	570,000 GPS Cancer tests completed between July 1, 2020 and June 30, 2023
Second Exclusive Renewal Term	760,000 GPS Cancer tests completed between July 1, 2023 and June 30, 2026
If we do not meet the applicable volume threshold during the initial term or the first or second exclusive renewal terms, we can renew for a single additional three (3) year term, but only on a non-exclusive basis. We have the right to terminate the agreement for convenience on six (6) months’ prior written notice, and each party has the right to terminate the agreement in the event there is a material, uncured breach, insolvency, force majeure event or ineligibility for federal healthcare programming by the other party.
On September 20, 2016, we further amended the First Amended Reseller Agreement, or the Second Amended Reseller Agreement, which permits us to use vendors other than NantOmics to provide any or all of the services and clarifies we are responsible for order fulfillment and branding.

On December 18, 2017, we and NantOmics executed Amendment No.1 to the Second Amended Reseller Agreement to allow fee adjustments with respect to services completed by NantOmics between the amendment effective date of October 1, 2017 to June 30, 2018.
As of December 31, 2017 and 2016, we had $0.4 million and $2.0 million, respectively, of outstanding related party payables under the Reseller Agreement. During the year ended December 31, 2017, we paid $8.6 million to NantOmics under the Reseller Agreement.
Agreements with NantWorks and its Affiliates
Our Chairman and Chief Executive Officer and principal stockholder, Dr. Patrick Soon-Shiong, founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space and is our parent company.
In October 2012, we entered into a Shared Services Agreement with NantWorks, subject to which NantWorks provides for ongoing corporate, general and administrative and other support services in areas such as Chairman’s office and public relations, legal and compliance, information technology and cloud services, human resources and administration management, sales and marketing, finance and risk management, facilities, procurement and travel, and corporate development and strategy. We are billed quarterly for such services at cost (without markup), but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the employees providing the services.
We incurred $5.2 million and $8.9 million of expenses during the years ended December 31, 2017 and 2016, respectively, related to selling, general and administrative services provided to us by NantWorks and affiliates, net of services provided to NantWorks and affiliates. Additionally, we incurred $0.2 million and $0.4 million of expenses during the years ended December 31, 2017 and 2016, respectively, related to research and development services provided by NantWorks and its subsidiaries.
In May 2015, NantWorks contributed all right, title and interest in all of the outstanding equity interests of NantCloud Services to us for approximately $7.2 million (which is the cost, without markup, that NantWorks paid for the assets and to run that business). Pursuant to this agreement, we have assumed all duties and liabilities of NantWorks related to NantCloud Services and its operations.
Agreements with Allscripts

In May 2015, we and Allscripts Healthcare, LLC, or Allscripts Healthcare, an affiliate of Allscripts, entered into a mutual license and reseller agreement, or the Mutual License and Reseller Agreement, which was subsequently amended and restated in June 2015, pursuant to which we each appointed the other as a non-exclusive marketer and reseller to eligible, approved customers of various products and services, including our DeviceConX, VitalxConX, HBox, Device Escort and Eviti Advisor products and services and Allscripts Healthcare’s FollowMyHealth, Care Director, EPSi and dbMotion products and services. In addition, we and Allscripts Healthcare each designated the other as a preferred partner-i.e., subject to certain exceptions and limitations, our DeviceConX family of products and services are the exclusive medical device integration products and services that may be marketed and sold by Allscripts Healthcare, and Allscripts Healthcare’s scheduled products and services are the exclusive products and services of the same required functionality that may be marketed and sold by us. Each party retained ownership of any data generated and collected in connection with its respective products, though each party granted the other a non-exclusive, fully paid-up license to use its data, as well as to use its trademarks, marketing materials and product documentation in connection with the marketing and resale of products and services. The agreement had an initial term of five (5) years and renews automatically for successive one (1) year periods, unless terminated by us or Allscripts Healthcare. Each party had the right to terminate the agreement in the event the other party committed a material, uncured breach, is declared insolvent, suffers a prolonged force majeure event, becomes ineligible for federal healthcare programming or undergoes a change-in-control involving such party’s competitor. For the year ended December 31, 2017, we made $0.1 million in payments to Allscripts under the Mutual License and Reseller Agreement and Allscripts ordered various of our solutions with total fees of $0.2 million under the Mutual License and Reseller Agreement.
On August 3, 2017, we entered into an asset purchase agreement, which we refer to as the "APA," with Allscripts Healthcare Solutions, Inc., or Allscripts, pursuant to which we agreed to sell to Allscripts substantially all of the assets of our provider/patient engagement solutions business, including our FusionFX solution and components of its NantOS software connectivity solutions (the “Business”). On August 25, 2017, we and Allscripts completed the sale pursuant to the APA.
Allscripts conveyed to us 15,000,000 shares of our common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the transaction. We retired the shares of stock. Allscripts also paid $1.7 million of cash consideration to us as an estimated working capital payment, and we recorded a receivable of $1.0 million related to final working capital adjustments. We are also responsible for paying Allscripts for fulfilling certain customer service obligations of the business post-closing.
Concurrent with the closing, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, as amended, such that, among other things, we committed to deliver a minimum of $95,000 of total bookings over a ten year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement. In the event of a Bookings Commitment shortfall at the end of the ten year period, we will be obligated to pay 70% of the shortfall, subject to certain credits (See Note 3 of the Consolidated and Combined Financial Statements). We would earn 30% commission from Allscripts on each referral that results in an order placed with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of December 31, 2017, the estimated fair value was not material.
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
The consummation of the transactions contemplated by the APA is reflected in the Consolidated and Combined Financial Statements.
Related Party Promissory Notes
In January 2016, we executed a note with Nant Capital LLC, or the NantCapital Note, a personal investment vehicle for Dr. Patrick Soon-Shiong. The total advances made by Nant Capital, LLC, or NantCapital, to us pursuant to this note amounted to approximately $112.7 million. The note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. The unpaid principal and any accrued and unpaid interest on the NantCapital Note was due and payable on demand. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics held by us (based on a per unit price of $1.484), shares of our common stock (with each share valued at $18.61255), or any combination of the foregoing at the sole discretion of NantCapital. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest was due and payable on June 30, 2021, and not on demand.

On December 15, 2016, in connection with the offering of the convertible notes, we entered into a Second Amended and Restated Promissory Note which amends and restates the NantCapital Note, to, among other things, extend the maturity date of the NantCapital Note to June 30, 2022 and to subordinate the NantCapital Note in right of payment to the convertible notes. No other terms of the promissory note were changed. As of December 31, 2017, the total principal and interest outstanding on the note amounted to $124.2 million. We can request additional advances subject to NantCapital’s approval.
On January 22, 2016, we executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20.0 million. On March 8, 2016, NantOmics made a second advance to us for $20.0 million. Prior to converting into shares of our common stock as described below, the note bore interest at a per annum rate of 5.0%. In May and June of 2016, we executed amendments to the demand promissory note with NantOmics, which provided that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of our common stock after pricing of our IPO and immediately after our conversion from a limited liability company to a corporation. On June 1, 2016, approximately $40.6 million of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of our common stock in connection with our IPO. We can request additional advances subject to NantOmics’ approval, and as of December 31, 2017, there was no outstanding balance on the promissory note.
Cambridge Purchase Agreement
On December 15, 2016, we entered into a purchase agreement, or the Cambridge Purchase Agreement, with Cambridge Equities, L.P., an entity affiliated with our Chairman and CEO Dr. Patrick Soon-Shiong, or Cambridge, to issue and sell $10.0 million in aggregate principal amount of Senior Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by us and customary closing conditions. As of December 31, 2017, the total principal and interest outstanding on the note amounted to $7.9 million.
Related Party Transactions Policy
In connection with our IPO, we adopted a written Related Party Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration, approval and oversight of “related person transactions.”
For purposes of our policy only, a “related party transaction” is a past, present or future transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants, the amount involved exceeds $120 thousand and a related person has a direct or indirect material interest. Various transactions are not covered by this policy, including transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person, equity and debt financing transactions with a related person that are approved by our audit committee, and other transactions not otherwise required to be disclosed under Item 404 of Regulation S-K. A “related person,” as determined since the beginning of our last fiscal year, is any executive officer, director or nominee to become director, a holder of more than 5% of our common stock, including any immediate family members of such persons. Any related person transaction may only be consummated if approved by our audit committee in accordance with the policy guidelines set forth below.
Under the policy, where a transaction has been identified as a related person transaction, management must present information regarding the proposed related party transaction to our audit committee for review and approval during its first regularly scheduled committee meeting. In considering related person transactions, our audit committee takes into account the relevant available facts and circumstances including, but not limited to whether the terms of such transaction are no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval process.
Director Independence
To be considered independent for purposes of Rule 10A-3 and under the rules of NASDAQ, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Certain exemptions are available to us under the rules of NASDAQ and under Rule 10A-3 that allow companies a phase-in period for complying with committee independence requirements after an initial public offering. Under these exemptions, companies are permitted to phase in compliance with these rules and regulations as follows: (1) one member must satisfy the requirement at the time of listing; (2) a majority of members must satisfy the requirement within 90 days of listing; and (3) all members must satisfy the requirement within one year of listing. We have availed ourselves of these exemptions as they relate to our audit committee.
Our board of directors undertook a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of Mr. Sitrick, Mr. Calhoun, Mr. Burnett and Mr. Blaszyk, representing four of our five directors, is “independent” as that term is defined under the rules of NASDAQ.
In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including consulting relationships, family relationships, the beneficial ownership of our capital stock by each non-employee director, and the transactions, if any, involving each non-employee director described in the section titled “Certain Relationships and Related Party Transactions.”
Item 14. Principal Accounting Fees and Services
Fees Paid to the Independent Registered Public Accounting Firm
The following table represents aggregate fees for services provided to us in the fiscal years ended December 31, 2017 and 2016 by Ernst & Young LLP, our principal accountant. Following the creation of our audit committee in 2016, all fees were pre-approved by the audit committee:

(Amount in Dollars)	2017	2016
Audit Fees (1)	$3,215,808	$5,403,148
Audit-Related Fees	—	—
Tax Fees (2)	280,512	305,404
All Other Fees	—	—
	$3,496,320	$5,708,552

(1)    “Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by
Ernst &Young, LLP in connection with statutory and regulatory filings or engagements for those fiscal years.
Fees for 2016 also included fees billed for professional services rendered in connection with our Form S-1 and Form S-8 registration statements related to our initial public offering, or the IPO, of common stock and our December 2016 convertible notes offering of $2,654,425.
(2)    “Tax Fees” consist of fees billed for professional services rendered by Ernst & Young, LLP for various permissible tax compliance and tax advisory services.
Pre-Approval Policy
Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Our audit committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to our audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date. Following the creation of our audit committee in 2016, all of the services of Ernst & Young for services described above were pre-approved by our audit committee.
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

Exhibits Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37792	3.1	August 15, 2016

3.2	Amended and Restated Bylaws.	10-Q	001-37792	3.2	August 15, 2016

10.1.1+	Second Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of September 20, 2016, by and between the Registrant and NantOmics, LLC.	10-Q	001-37792	10.1	November 10, 2016

10.1.2+	Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of May 9, 2016, by and between the Registrant and NantOmics, LLC.	S-1/A	333-211196	10.1	June 1, 2016

10.2+	NantHealth License Agreement, dated June 19, 2015, by and between the Registrant and NantOmics, LLC, as amended.	S-1/A	333-211196	10.2	June 1, 2016

10.3#	2016 Equity Incentive Plan and form of agreement thereunder.	S-1	333-211196	10.12	May 6, 2016

10.4#	2016 Executive Incentive Compensation Plan.	S-1	333-211196	10.13	May 6, 2016

10.5	Amended and Restated Promissory Note, between Registrant and NantCapital LLC, dated May 9, 2016.	S-1/A	333-211196	10.18	May 11, 2016

10.6	Amended and Restated Promissory Note, between Registrant and NantOmics, LLC, dated May 23, 2016.	S-1/A	333-211196	10.19	May 24, 2016

10.7	Side Letter Agreement, between Registrant and NantWorks, LLC, dated May 22, 2016.	S-1/A	333-211196	10.21	May 23, 2016

10.8	Indenture, dated December 21, 2016, between NantHealth, Inc. and U.S. Bank National Association.	8-K	001-37792	10.2	December 21, 2016

10.9	Form of 5.50% Convertible Senior Note due 2021 (included in Exhibit 4.1).	8-K	001-37792	4.1	December 21, 2016

10.10	Purchase Agreement, dated December 15, 2016, by and among NantHealth, Inc. and J.P. Morgan Securities LLC and Jefferies LLC, as representative of the initial purchasers named therein.	8-K	001-37792	10.1	December 21, 2016

10.11	Purchase Agreement, dated December 15, 2016, by and between NantHealth, Inc. and Cambridge Equities, L.P..	8-K	001-37792	10.2	December 21, 2016

10.12	Second Amended and Restated Promissory Note, dated December 15, 2016, by and between NantHealth, Inc. and Nant Capital LLC.	8-K	001-37792	10.3	December 21, 2016

10.13	Asset Purchase Agreement dated as of August 3, 2017, between Allscripts Healthcare Solutions, Inc. and NantHealth Inc.	8-K	001-37792	2.1	August 31, 2017

10.14+	Amendment No.1 to Second Amended and Restated Reseller Agreement, dated December 18, 2017, by and between NantHealth, Inc. and NantOmics, LLC.					X

21.1	Subsidiaries					X

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith
23.1	Consent of Ernst & Young LLP					X

23.2	Consent Mayer Hoffman McCann, P.C.					X

24.1	Power of Attorney (Contained on Signature Page to this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

NantHealth, Inc.

Date:	March 16, 2018

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Paul Holt
		Name:	Paul Holt
		Its:	Chief Financial Officer
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

Signature	Title	Date

/s/ Patrick Soon-Shiong	Chairman, Chief Executive Officer and Director	March 16, 2018
Patrick Soon-Shiong	(Principal Executive Officer)

/s/ Paul Holt	Chief Financial Officer	March 16, 2018
Paul Holt	(Principal Financial and Accounting Officer)

/s/ Michael S. Sitrick	Director	March 16, 2018
Michael S. Sitrick

/s/ Kirk K. Calhoun	Director	March 16, 2018
Kirk K. Calhoun

/s/ Mark Burnett	Director	March 16, 2018
Mark Burnett

/s/ Michael Blaszyk	Director	March 16, 2018
Michael Blaszyk