Form 10-Q
period 2018-03-31
NantHealth, Inc.
filed 2018-05-10
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2018, the registrant had 108,591,946 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended March 31, 2018

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

•	our ability to effectively manage our growth, including the rate and degree of market acceptance of our solutions;

•	our ability to offer new and innovative products and services;

•	our ability to attract new partners and clients;

•	our ability to estimate the size of our target market;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the healthcare industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	restrictions and penalties as a result of privacy and data protection laws;

•	our use of “open source” software;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	breaches or failures of our security measures;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	risks related to future acquisition opportunities;

•	the requirements of being a public company;

•	our ability to attract and retain key personnel;

•	our expectation regarding the period during which we qualify as an emerging growth company under the JOBS Act;

•	our ability to obtain and maintain intellectual property protection for our solutions and not infringe upon the intellectual property of others;

•	our ability to implement our comprehensive restructuring plan that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities; and

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc. Condensed Consolidated Balance Sheets (Dollars in thousands, except per share amounts)
	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$46,390	$61,660
Accounts receivable, net	14,701	11,491
Inventories	805	839
Deferred implementation costs	11	1,960
Related party receivables, net	643	585
Prepaid expenses and other current assets	6,995	5,358
Total current assets	69,545	81,893
Property, plant, and equipment, net	23,570	18,517
Deferred implementation costs, net of current	2	3,951
Goodwill	115,930	114,625
Intangible assets, net	71,626	69,424
Investment in related party	145,169	156,863
Related party receivable, net of current	1,706	1,727
Other assets	3,777	2,195
Total assets	$431,325	$449,195

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,149	$3,164
Accrued and other current liabilities	12,413	18,134
Deferred revenue	13,080	10,057
Related party payables, net	5,973	4,504
Total current liabilities	36,615	35,859
Deferred revenue, net of current	8,729	7,126
Related party liabilities	13,029	11,500
Related party promissory note	112,666	112,666
Related party convertible note, net	8,049	7,947
Convertible notes, net	75,937	74,845
Deferred income taxes, net	5,025	5,838
Other liabilities	237	112
Total liabilities	260,287	255,893

Stockholders' equity
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 108,591,946 and 108,383,602 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively (including 3,490 shares of restricted stock)	10	10
Additional paid-in capital	885,200	886,669
Accumulated deficit	(714,138)	(693,233)
Accumulated other comprehensive loss	(34)	(144)
Total stockholders' equity	171,038	193,302
Total liabilities and stockholders' equity	$431,325	$449,195
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue:
Software-as-a-service related	$16,166	$14,797
Software and hardware related	1,455	598
Maintenance	2,446	2,019
Total software-related revenue	20,067	17,414
Sequencing and molecular analysis	840	510
Home health care services	1,356	1,180
Total net revenue	22,263	19,104

Cost of Revenue:
Software-as-a-service related	6,602	6,233
Software and hardware related	885	1,004
Maintenance	215	161
Amortization of developed technologies	1,173	1,743
Total software-related cost of revenue	8,875	9,141
Sequencing and molecular analysis	1,431	1,593
Home health care services	762	784
Total cost of revenue	11,068	11,518

Gross profit	11,195	7,586

Operating Expenses:
Selling, general and administrative	20,737	17,435
Research and development	5,151	8,926
Amortization of acquisition-related assets	1,054	1,054
Total operating expenses	26,942	27,415

Loss from operations	(15,747)	(19,829)
Interest expense, net	(4,197)	(3,969)
Other income, net	180	235
Loss from related party equity method investment	(3,261)	(4,526)
Loss from continuing operations before income taxes	(23,025)	(28,089)
(Benefit from) provision for income taxes	(1,050)	37
Net loss from continuing operations	(21,975)	(28,126)
Loss from discontinued operations, net of tax	(193)	(12,989)
Net loss	$(22,168)	$(41,115)

Net income (loss) per share:
Continuing operations
Basic and diluted - common stock	$(0.20)	$(0.23)

Discontinued operations
Basic and diluted - common stock	$—	$(0.11)

Total net income (loss) per share

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

Basic and diluted - common stock	$(0.20)	$(0.34)

Weighted average shares outstanding:
Basic and diluted - common stock	108,579,271	121,618,039

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net loss	$(22,168)	$(41,115)
Other comprehensive income from foreign currency translation gain	110	19
Total other comprehensive income (loss)	110	19
Comprehensive loss	$(22,058)	$(41,096)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed and Consolidated Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2017	108,383,602	$10	$886,669	$(693,233)	$(144)	$193,302
Modified retrospective adjustment on adoption of ASC 606	—	—	—	1,263	—	1,263
Stock-based compensation	—	—	2,655	—	—	2,655
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	208,344	—	(339)	—	—	(339)
Assignment of Liquid Genomics (see Note 18)	—	—	(3,785)	—	—	(3,785)
Other comprehensive income	—	—	—	—	110	110
Net loss	—	—	—	(22,168)	—	(22,168)
Balance at March 31, 2018	108,591,946	$10	$885,200	$(714,138)	$(34)	$171,038
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017 (2)
Cash flows from operating activities:
Net loss	$(22,168)	$(41,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,297	8,331
Amortization of debt discounts and deferred financing offering cost	1,194	1,051
Change in fair value of derivatives liability	(1)	(215)
Stock-based compensation	2,718	250
Deferred income taxes, net	(1,177)	233
Provision for bad debt expense	36	187
Loss from related party equity method investment	3,261	4,526
Changes in operating assets and liabilities, net of business combinations and divestitures:
Accounts receivable, net	928	4,626
Inventories	34	42
Related party receivables, net	(37)	(4)
Prepaid expenses and other current assets	538	(708)
Deferred implementation costs	(13)	(478)
Accounts payable	495	(2,352)
Accrued and other current liabilities	(6,769)	(3,631)
Deferred revenue	(588)	354
Related party payables, net	2,720	2,823
Other assets and liabilities	239	58
Net cash used in operating activities	(13,293)	(26,022)
Cash flows from investing activities:
Purchase of property and equipment including internal use software	(460)	(7,370)
Assignment of Liquid Genomics, net of cash acquired (see Note 18)	68	—
Net cash used in investing activities	(392)	(7,370)
Cash flows from financing activities:
Tax payments related to stock issued, net of stock withheld, for vested phantom units	(339)	(2,106)
Net cash used in financing activities	(339)	(2,106)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(110)	39
Net decrease in cash, cash equivalents and restricted cash	(14,134)	(35,459)
Cash, cash equivalents and restricted cash, beginning of period (1)	62,010	160,453
Cash, cash equivalents and restricted cash, end of period (1)	$47,876	$124,994

	Three Months Ended March 31,
	2018	2017 (2)
Supplemental disclosure of cash flow information:
Interest paid	$—	$(1)
Interest received	1	9
Non-cash investing and financing activities:
Purchase of property and equipment (including internal use software)	1,570	1,642
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

(1) Cash and cash equivalents included restricted cash of $350 and $1,486 at January 1, 2018 and March 31, 2018, respectively, and $350 at January 1, 2017 and March 31, 2017. (2) The statement for 2017 includes provider/patient engagement solutions business.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1. Description of Business and Basis of Presentation
Nature of Business
Nant Health, LLC was formed on July 7, 2010, as a Delaware limited liability company. On June 1, 2016, Nant Health, LLC converted into a Delaware corporation (the “LLC Conversion”) and changed its name to NantHealth, Inc. (“NantHealth”). NantHealth, together with its subsidiaries (the “Company”), is a healthcare IT company converging science and technology. The Company works to transform clinical delivery with actionable clinical intelligence at the moment of decision, enabling clinical discovery through real-time machine learning systems. We market certain of our solutions as a comprehensive integrated solution that includes our molecular sequencing and analysis services, clinical decision support, and payer engagement solutions. We also market our molecular sequencing and analysis services, Clinical Decision Support, Payer Engagement and Connected Care solutions on a stand-alone basis. NantHealth is a majority-owned subsidiary of NantWorks, LLC (“NantWorks”), which is a subsidiary of California Capital Equity, LLC (“Cal Cap”). The three companies were founded by and are led by Dr. Patrick Soon-Shiong.

On August 25, 2017, the Company sold substantially all of the assets of the Company’s provider/patient engagement solutions business (See Note 3). The sale will enable the Company to focus on its core competencies of genomic sequencing, clinical decision support, connected care and payer engagement.
As of March 31, 2018, the Company conducted the majority of its operations in the United States, Canada, the United Kingdom, and Singapore.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of NantHealth and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operation. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2017. The results of operations of the entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited Consolidated Financial Statements at that date, without retrospective application of ASC 606, Revenue from Contracts with Customers. The balance sheets do not include all of the disclosures required by GAAP. Assets and liabilities of the discontinued operations are presented separately in the asset and liability sections of the prior period balance sheet. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. The adoption of ASC 606 led to the treatment of costs to fulfill certain software and hardware related implementation services being accounted for as single performance obligations with the software and hardware products and services provided. Classification in prior periods has been conformed to the current period presentation. As a result of the reclassification, we have changed the names of several of our reported product categories. Software and hardware has become Software and hardware related, Software-as-a-service has become Software-as-a-service related, and Other services has become Home health care services.
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
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 2. Summary of Significant Accounting Policies
There have been no significant changes to the accounting policies as disclosed in the Company's Annual Report on Form 10-K, apart from the application of ASC 606, described below. The other accounting policies, including the accounting policy for revenue recognition under ASC 605, Revenue Recognition, and ASC 985, Software, applied to periods before January 1, 2018, are described in the Company’s Annual Report on Form 10-K.
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
Revenue from Contracts with Customers
Transition to FASB ASC 606
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts continue to be reported in accordance with the Company’s historic accounting under ASC 605, which are included in Note 2, Summary of Significant Accounting Policies, to the Consolidated and Combined Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.
The Company recorded a decrease of $1,263, net of tax, to the opening accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The most significant changes were to begin recognizing revenues from certain software and hardware implementation projects based on an estimate of percentage of completion, rather than at completion of the contract; to recognize estimated revenues from nursing and therapy services as the services are performed, rather than on final determination of contractual billable amounts; and to capitalize commissions as assets for contracts with performance obligations of more than one year. The adoption also led to certain costs, in relation to SaaS contracts, and previously treated as deferred implementation costs in current and long-term assets, being treated as software developed for internal use, resulting in an increase of $5,827 of software developed for internal use, being recorded at January 1, 2018 with a corresponding decrease in deferred implementation costs. The Company concluded that it was inappropriate to net down contract liabilities, referred to as deferred revenue below, with accounts receivable. This led to an increase of $5,247 in accounts receivable and a corresponding increase in deferred revenue.
This table summarizes the impact on the Company’s financial statements due to the adoption of ASC 606:

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	As Reported December 31, 2017	Adjustments due to ASC 606	Balance as at January 1, 2018
Balance Sheet
Accounts receivable, net	$11,491	$5,247	$16,738
Deferred implementation costs, current	1,960	(1,960)	—
Prepaid expenses and other current assets	5,358	1,117	6,475
Property, plant, and equipment, net	18,517	5,827	24,344
Deferred implementation costs, net of current	3,951	(3,949)	2
Other assets	2,195	562	2,757
Deferred revenue, current	10,057	3,184	13,241
Deferred revenue, net of current	7,126	2,030	9,156
Deferred income taxes	5,838	367	6,205
This impact of the adoption of ASC 606 during the period ended March 31, 2018 is presented here:

	Three Months Ended March 31, 2018
	As Reported	Adjustments due to ASC 606	Without new Revenue Standard
Statement of Operations
Total net revenue	$22,263	$(533)	$21,730
Cost of revenue	11,068	(37)	11,031
Operating expenses	26,942	470	27,412
(Benefit from) provision for income taxes	(1,050)	(119)	(1,169)
Balance Sheet
Accounts receivable, net	14,701	(3,386)	11,315
Deferred implementation costs, current	11	2,288	2,299
Prepaid expenses and other current assets	6,995	(1,611)	5,384
Property, plant, and equipment, net	23,570	(5,884)	17,686
Deferred implementation costs, net of current	2	3,716	3,718
Other assets	3,777	(800)	2,977
Deferred revenue, current	13,080	(2,551)	10,529
Deferred revenue, net of current	8,729	(530)	8,199
Deferred income taxes	5,025	(459)	4,566
The Company's accounting policies under the new standard are applied prospectively and are noted below.

Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue is recognized net of sales taxes collected from customers, which are subsequently remitted to governmental authorities. The Company’s revenue is generated from the following sources:

•
Software-as-a-service (“SaaS”) related - SaaS related revenue is generated from customers’ access to and usage of the Company’s hosted software solutions on a subscription basis for a specified contract term. In SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

SaaS contracts are accounted for as a single performance obligation, as implementation and hosting services are not distinct. As a result, the Company recognizes all fees, including any up front initial system implementation service fees, or other fees, ratably over time from when the system implementation or deployment services are completed, and where necessary accepted by the customer, over the contract term as stated or with consideration of termination for convenience clauses as discussed below.

•
Software and hardware related - Software and hardware related revenue is generated from the license of the Company’s software, on a perpetual basis, the sale of hardware and professional services that are complementary to the software and may or may not be required for the software to function as desired by the client. The services are generally provided in the form of implementation and training services and do not include maintenance revenue. The software is installed on the customer’s site or the customer’s designated vendor’s site and is not hosted by the Company or by a vendor contracted by the Company. See the section below “Contracts with Software, Hardware, and Implementation Services” for details of management’s judgments and recognition of revenue relating to the category.

•
Maintenance - Maintenance revenue includes ongoing post contract client support (“PCS”) or maintenance on software and hardware during the PCS term. Additionally, PCS includes ongoing development of software updates and upgrades provided to the client on a when-and-if-available basis. Revenue is recognized over the maintenance term.

•
Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports by performing the process of sequencing and analysis of whole genome DNA, RNA, and proteomic results under the Company's reseller agreement with NantOmics, LLC ("NantOmics"), and from blood samples via our liquid/blood-based tumor profiling platform through the Company’s subsidiary, Liquid Genomics, Inc. (See Note 18). Revenue is recognized at a point in time, when reports of results are transferred to the client, or when cash is received as described below.

The Company's sequencing and molecular analysis revenue is primarily generated from payments received from commercial third-party payers, hospitals and other provider networks and patients. The Company reports revenue from arrangements with these customers on a gross basis in accordance with ASC 606. When reports are transferred to the customer but the Company cannot conclude whether there is a contract with a customer based on the assessment of collectibility, revenue recognition is deferred until non-refundable payment is received or payment is considered probable.

•
Home health care services - Home health care services revenue includes the sale of nursing and therapy services provided to patients in a home care setting. These revenues are recognized at a point in time or over time, as services are provided.

Certain of the Company’s customer contracts allow for termination for convenience, with advanced notice, without substantive termination penalty. In these cases, the Company has concluded the contract term is equal to the remaining, noncancellable period. Such termination rights do not allow for refunds other than prepaid PCS or other services. These provisions do not affect when the Company commences revenue recognition.
The Company has allocated transaction price of $17,856 to unfulfilled performance obligations, these are expected to be fulfilled within three years, excluded from this amount are contracts of less than one year and variable consideration that relates to the value services provided.
Contracts with Multiple Promises for Goods and Services
The Company engages in various contracts with promises for multiple goods and services, which may generate revenue across any of the sources noted above.
In various contracts, the Company recognizes its proprietary software, hardware, PCS, results of sequencing and molecular analysis, certain professional services, and other software-related services as distinct performance obligations.
Standalone selling prices (“SSP”) are required to allocate and recognize revenue for each distinct performance obligation within each contract. The SSP for each performance obligation is determined by considering contracts in which the good or service is sold separately, and other factors including market conditions and the Company’s experience selling similar goods and services, as well as costs and margins achieved. In some cases, to estimate the SSP, the Company first estimates the selling price of each performance obligation for which an SSP is observable and then estimates the SSP of the remaining performance obligation as the residual contractual amount.
Contracts with Software, Hardware, and Implementation Services
The Company has some contracts where it provides implementation services involving significant integration of its licensed software and hardware, with customer networks that maintain patient electronic health records. These contracts represent a single performance obligation to the customer for a combined output due to the significant service of integrating the hardware, software and

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

professional services. Revenue for the single performance obligation is recognized over time based on actual, or estimated, direct implementation labor hours as a measure of progress.
In certain of those contracts, the Company’s performance also requires significant customization of its licensed software. For such contracts, the Company will also record revenue over time using the percentage of completion method to estimate the satisfaction of its performance obligations. However, where the Company lacks history and experience with certain projects involving the development of software according to customer specified criteria, the Company may be initially unable to reasonably estimate total direct software development labor hours to be expected under the project. As a result, the Company would not be able to reasonably measure its progress toward complete satisfaction of its single performance obligation. As a result, in these contracts, the Company will commence recognizing revenue when it concludes that it can reasonably measure its progress and determine that costs will be recoverable, which is typically at or near the time of the clients' acceptance of the software and the related professional services. At that point, substantially all of the uncertainty related to its ability to reasonably estimate direct labor hours to satisfy its performance obligations will have been resolved, and the Company will be able to reasonably measure the remaining progress toward complete satisfaction of its remaining professional services obligations. In such cases, the Company will commence recording revenue, at the date of meeting the customer acceptance criteria, with a cumulative catch up for the work performed to date using direct labor hours as a measure of progress consistent with other contracts involving software, hardware and implementation services. Recognition will continue for its performance obligation over the remaining performance period using the same measure of progress. A provision for the entire loss, from such a contract, will be recognized in any period it becomes evident that the contract will not be profitable.
Other contracts for perpetual software licenses, hardware, and implementation services, do not include a service of software development or significant integration. Therefore, the perpetual software licenses, hardware, and implementation services are considered separate, distinct performance obligations. Software revenue is recognized upon the later of the license term commencement or the date the software is provided to the customer, hardware revenue is recognized upon delivery, and implementation revenue is recognized over time based on actual, or estimated, direct implementation labor hours as a measure of progress.
The Company delineates between contracts with, or without, a service of significant integration by considering the complexity of the integration services and whether such services can be performed by the customer or another third party. The Company has both reseller arrangements with gross revenue presentation due to the Company’s control of goods and services before transfer to the customer, and others with net revenue presentation due to the reseller’s control of goods and services before transfer to the customer. The Company assesses control in terms of relevant indicators of performance, inventory, and pricing risk, such as which party negotiates pricing with the end customer and which party is ultimately responsible for fulfilling services, transfer of goods and services, and ensuring support.
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of our fulfillment of performance obligations. There were $4,070 in revenues recognized during the three months ended March 31, 2018 that were included in the deferred revenue balance at the beginning of the period.

Contract assets are recognized when a contractual performance obligation has been satisfied, but payment is not due until the completion of additional performance obligations, or the right to receive payment becomes unconditional. Contract assets were $1,074 at March 31, 2018 and $796 at January 1, 2018.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $1,336 at March 31, 2018 and $866 at January 1, 2018, and amortization during the three months ended March 31, 2018 was $35.
Where management is not able to conclude that the costs of a contract will be recovered, costs to obtain the contract are expensed as incurred.
Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for: contracts with an original expected length of one year or less; or where variable consideration, related to the company’s performance, is allocated to good and services delivered as a series and accounted for as a single performance obligation.
Cost of Revenue

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Cost of revenue includes associated salaries and fringe benefits, stock-based compensation, consultant costs, direct reimbursable travel expenses, depreciation related to software developed for internal use and other direct engagement costs associated with the design, development, sale and installation of systems, including system support and maintenance services for customers. System support includes ongoing client assistance for software updates and upgrades, installation, training and functionality. All service costs, except development of internal use software and deferred implementation costs, are expensed when incurred. Amortization of deferred implementation costs are also included in cost of revenue. Cost of revenue associated with each of the Company’s revenue sources consists of the following types of costs:

•
Software-as-a-service related - SaaS cost of revenue includes personnel-related costs, amortization of deferred implementation, and depreciation of internal use software, costs and other direct costs associated with the delivery and hosting of the Company's subscription services.

•
Software and Hardware related - Software and hardware related cost of revenue includes third-party software and hardware costs directly associated with solutions, including purchasing and receiving costs and includes direct costs associated with the Company’s software implementation services provided to our customers. Software and hardware related cost of revenue also includes hardware costs directly related to bringing manufactured products to their final selling destination.

•	Maintenance - Maintenance cost of revenue includes personnel-related costs and other direct costs associated with the ongoing support or maintenance provided to the Company’s customers.

•
Sequencing and molecular analysis - Sequencing and molecular analysis cost of revenue includes personnel-related costs associated with fulfillment of these services, including those of the Company's subsidiary, Liquid Genomics, Inc., and amounts due to NantOmics under the reseller agreement (See Note 18) for the sequencing and analysis of whole genome, DNA, RNA, and proteomic results. It also includes depreciation of internal use software.

•
Home health care services - Home health care services cost of revenue includes personnel-related, as well as direct expenses relating to the Company’s nursing and therapy services provided to patients in a home care setting.

Recent Accounting Pronouncements
Effective January 1, 2018, the Company adopted Accounting Standard Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, associated with the recognition and measurement of financial assets and liabilities. During the first quarter of 2018, the FASB issued further clarifications with the issuance of ASU No. 2018-03, effective for fiscal years beginning after December 15, 2017 and interim periods beginning after June 15, 2018, and ASU No. 2018-04, effective upon issuance. The Company has early adopted ASU No. 2018-03 and adopted ASU No. 2018-04 effective January 1, 2018 concurrently with ASU No. 2016-01. ASU No. 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU No. 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) are applied prospectively to equity investments that exist as of the date of adoption. Effective January 1, 2018, the Company elected to record its preferred stock equity investment in Innovative Oncology Business Solutions, Inc. (“IOBS”), which does not have a readily determinable fair value using the alternative method. Adoption of the Updates did not have a material effect on the Company’s accounting for equity investments, fair value disclosures and other disclosure requirements.
The Company owns non-marketable equity securities that are accounted for as an equity investment at cost minus impairment and plus or minus changes resulting from observable price changes because the preferred stock held by the Company is not considered in-substance common stock and such preferred stock does not have a readily determinable fair value. All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an impairment indicator is present include: the investees’ earning performance, change in the investees’ industry and geographic area in which it operates, offers to purchase or sell the security for a price less than the cost of the investment, issues that raise concerns about the investee's ability to continue as a going concern and any other information that the Company may be aware of related to the investment. Factors considered in determining whether an observable price change has occurred include: the price at which the investee issues equity instruments similar to those of the Company’s investment and the rights and preferences of those equity instruments compared to the Company’s.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Also, effective January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. ASU No. 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities are required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Prior periods were retrospectively adjusted to conform to the current period’s presentation. There was no material impact on the Company’s statement of cash flows on adoption of either update.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award date is modified. ASU No. 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The amendments of this ASU should be applied prospectively to an award modified on or after the adoption date. We adopted the standard beginning in the first quarter of 2018. If we encounter a change to the terms or conditions of any of our share-based payment awards we will evaluate the need to apply modification accounting based on the new guidance. The general treatment for modifications of share-based payment awards is to record the incremental value arising from the change as additional compensation cost. The adoption of this standard did not result in a significant impact to our financial statements during the quarterly reporting period ended March 31, 2018.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This update will become effective for the Corporation’s annual and interim goodwill impairment tests beginning in the first quarter of 2020, and early adoption is permitted. The Company is still evaluating the impact of this standard update.

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

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of March 31, 2018 and December 31, 2017, the estimated fair value was not material.

During the three months ended March 31, 2018, the Company recorded other income of $197 associated with the services under the transition services agreement.

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

The sale of the Business qualified as a discontinued operation because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the Business represented a strategic shift in the Company’s operations as the sale enables the Company to focus on genomic sequencing, clinical decision support, connected care and payer engagement.

The operating results of the Company's discontinued operations are as follows:

	Three Months Ended March 31,
	2018	2017
Major line items constituting loss from discontinued operations
Net revenue	$—	$3,405
Cost of revenue	—	7,511
Selling, general and administrative	193	3,443
Research and development	—	4,473
Amortization of software license and acquisition-related assets	—	760
Other (income) expense	—	(38)
Loss from sale of Business	—	—
Gain from dissolution of a business component	—	—
Loss from discontinued operations, before income taxes	(193)	(12,744)
Provision for income taxes	—	245
Loss from discontinued operations, net of income taxes	$(193)	$(12,989)

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

The significant operating and investing cash and non-cash items of the discontinued operations included in the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017

Depreciation and amortization from discontinued operations	$—	$3,905
Dissolution of Net.Orange Ltd
On August 29, 2017, the Company dissolved its wholly-owned U.K. subsidiary, Net.Orange Ltd. The Company reclassified $860 of cumulative translation adjustment gains from accumulated comprehensive loss to the Company's results of discontinued operations.
Note 4. Accounts Receivable, net
Previously, accounts receivable, net excluded amounts related to post contract client support (“PCS”) and other services that were billed but not yet delivered at each period end. These undelivered services are also excluded from the deferred revenue balances on the accompanying Condensed Consolidated Balance Sheets. The amount of outstanding and unpaid invoices excluded from both the accounts receivable and deferred revenue balances as of December 31, 2017 was $6,198. On implementing ASC 606 the Company has concluded that its receivables should be reported separately from deferred revenue and therefore the outstanding and unpaid invoices for undelivered services, are not excluded from accounts receivable at March 31, 2018.

Accounts receivable are included on the Condensed Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2018 and December 31, 2017 was $149 and $149, respectively.
Note 5. Inventories
Inventories as of March 31, 2018 and December 31, 2017 consisted of $805 and $839 of finished goods, respectively.

Note 6. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017

Prepaid expenses	$2,809	$2,791
Restricted cash (1)	350	350
Other current assets	3,836	2,217
Prepaid expenses and other current assets	$6,995	$5,358

(1) Additional $1,136 of noncurrent restricted cash as of March 31, 2018 is included in the Company’s Consolidated Balance Sheets as part of Other assets. Current and noncurrent restricted cash consists of funds that are contractually restricted as to usage or withdrawal related to the Company's security deposits in the form of standby letters of credit for leased facilities. No amounts have been drawn upon the letters of credit as of March 31, 2018.

Accrued and other current liabilities of March 31, 2018 and December 31, 2017 consisted of the following:

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017

Payroll and related costs	$4,974	$7,051
NaviNet acquisition accrued earnout	559	5,408
Units of NantOmics to be transferred for assignment of Liquid Genomics	524	—
Other accrued and other current liabilities	6,356	5,675
Accrued and other current liabilities	$12,413	$18,134

Note 7. Property, Plant, and Equipment, net
Property, plant and equipment, net as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017

Computer equipment and software	$14,005	$13,998
Furniture and equipment	3,980	3,211
Leasehold and building improvements	4,240	4,233
Construction in progress	1,216	629
Property, plant, and equipment, excluding internal use software	23,441	22,071
Less: Accumulated depreciation and amortization	(18,613)	(15,248)
Property, plant and equipment, excluding internal use software, net	4,828	6,823
Internal use software	26,252	17,690
Less: Accumulated depreciation and amortization, internal use software	(7,510)	(5,996)
Internal use software, net	18,742	11,694
Property, plant, and equipment, net	$23,570	$18,517

Depreciation and amortization expense from continuing operations was $3,070 for the three months ended March 31, 2018, of which $2,126 related to internal use software costs. Depreciation and amortization expense from continuing and discontinued operations was $3,111 for the three months ended March 31, 2017, of which $1,330 related to internal use software costs.

Amounts capitalized to internal use software for the three months ended March 31, 2018 and 2017 were $2,735 and $1,038, respectively.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017

Customer relationships	$52,000	$52,000
Developed technologies	36,700	32,000
Trade name	3,000	3,000
	91,700	87,000
Less: accumulated amortization	(20,074)	(17,576)
Intangible assets, net	$71,626	$69,424

Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations was $2,227 for the three months ended March 31, 2018 and amortization expense from continuing and discontinued operations was $5,220 for the three months ended March 31, 2017.
At February 28, 2018, the Company recorded $4,700 of definite-lived intangible assets and accumulated amortization of $271 related to the assignment of Liquid Genomics (See Note 18). These intangibles are amortized over a period of thirteen years.
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of March 31, 2018 is as follows:

Amounts
Remainder of 2018	$6,832
2019	9,150
2020	8,400
2021	8,400
2022	8,400
Thereafter	30,444
Total future intangible amortization expense	$71,626
Note 9. Goodwill
Goodwill as of March 31, 2018 and December 31, 2017 was $115,930 and $114,625, respectively. Goodwill as of December 31, 2017 excluded $16,444 associated with discontinued operations based on the relative fair value of the Business disposed to the total reporting unit as of August 25, 2017 (See Note 3).
On February 28, 2018, the Company recognized $1,305 of goodwill related to the assignment of Liquid Genomics, Inc. (See Note 18).
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

At February 28, 2018, the Company transferred 9,088,362 of the Series A-2 units to NantOmics as consideration for the assignment of Liquid Genomics. An additional 564,779 units will be transferred by May 31, 2018. This will reduce NantHealth's ownership of NantOmics to approximately 13.6%.

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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. For the three months ended March 31, 2018 and 2017, the Company recognized equity losses of $3,261 and $4,526, respectively.

The Company used the following summarized financial information for NantOmics for the three months ended December 31, 2017 and 2016 to record its equity method losses for the three months ended March 31, 2018 and 2017, respectively:

	Three Months ended December 31
	2017	2016
Sales	$1,385	$2,415
Gross loss	(4,269)	(2,217)
Loss from operations	(13,454)	(7,770)
Net loss	(31,959)	(21,766)
Net loss attributable to NantOmics	(31,420)	(20,513)
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

As of March 31, 2018 and December 31, 2017, IOBS was considered a variable interest entity. The Company is not the primary beneficiary of IOBS because it only has the right to elect two of five directors. All major decisions of IOBS require the majority vote by the members of the board of directors, including decisions made to manage the business including hiring and firing of officers and other critical management functions. Therefore, the Company does not consolidate IOBS.

The Company’s maximum exposure to loss as a result of its involvement with IOBS is approximately $1,750, which is primarily composed of the original cost of the investment in IOBS’ Series A preferred stock. No other arrangements exist that could require the Company to provide additional financial support or otherwise expose the Company to a loss.
Note 11. Convertible Notes
In December 2016, the Company entered into the Purchase Agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90,000 in aggregate principal amount of its 5.50% senior convertible notes due 2021 ("Convertible Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to non-U.S. persons pursuant to Regulation S under the Securities Act. In December 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P., an entity affiliated with Dr. Patrick Soon-Shiong, the Company’s Chairman and Chief Executive Officer (“Cambridge”), to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the overallotment by the Initial Purchasers, the Company issued an additional $7,000 principal amount of the Convertible Notes. The total net proceeds from this offering were approximately $102,714, $9,917 from Cambridge and $92,797 from the Initial Purchasers, after deducting the Initial Purchasers’ discount and debt issuance costs of $4,286 in connection with the Convertible Notes offering.

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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Offering costs of $4,286 related to the issuance of the Convertible Notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing offering costs and equity issuance costs, respectively. Approximately $972 of this amount was allocated to equity and the remaining $3,314 were capitalized as deferred financing offering costs.
The debt discounts and deferred financing offering costs on the Convertible Notes are being amortized to interest expense over the contractual terms of the Convertible Notes, using the effective interest method at an effective interest rate of 12.82%.
As of March 31, 2018, the remaining life of the Convertible Notes is approximately 45 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017.

	Related party	Others	Total
Balance as of March 31, 2018
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,951)	(21,063)	(23,014)
Net carrying amount	$8,049	$75,937	$83,986

Balance as of December 31, 2017
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(2,053)	(22,155)	(24,208)
Net carrying amount	$7,947	$74,845	$82,792

The following table sets forth the Company's interest expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended March 31, 2018
	Related party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471
Amortization of debt discounts	100	957	1,057
Amortization of deferred financing offering costs	3	135	138
Total convertible notes interest expense	$240	$2,426	$2,666

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 12. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$29,430	$29,430	$—	$—
Assets - Held-to-maturity	1,136	—	1,136	—
Liabilities - Interest make-whole derivative	5	—	—	5

	December 31, 2017
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$57,683	$57,683	$—	$—
Assets - Held-to-maturity	361	—	361	—
Liabilities - Interest make-whole derivative	7	—	—	7

The Company’s intangible assets and goodwill are initially measured at fair value and any subsequent adjustment to the initial fair value occurs only if an impairment charge is recognized. The fair values of the Company’s marketable securities and cash equivalents (consisting of mainly money market accounts) are based on quoted market prices in active markets with no valuation adjustment.

The Company's investment securities as of March 31, 2018 and December 31, 2017 include certificates of deposit that are classified by management as held-to-maturity since the Company has the positive intent and ability to hold to maturity. The fair value of these investments approximate carrying values, and the Company has classified these instruments as Level 2 in the fair value hierarchy. The securities have maturity dates of one to three years.
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
The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2018:

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	December 31, 2017	Additions	Change in fair value	March 31, 2018
Interest make-whole derivative liability:
Others	$7	$—	$(2)	$5
As of March 31, 2018 and December 31, 2017, the fair value and carrying value of the Company's Convertible Notes were:

	Fair value	Carrying value	Face value

5.5% convertible senior notes due December 15, 2021:
Balance as of March 31, 2018
Related party	$7,443	$8,049	$10,000
Others	72,199	75,937	97,000
	$79,642	$83,986	$107,000
Balance as of December 31, 2017
Related party	$7,327	$7,947	$10,000
Others	71,076	74,845	97,000
	$78,403	$82,792	$107,000

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
Lease Arrangements
The Company leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of March 31, 2018 and December 31, 2017, the Company had no material capital leases and the remaining lives of its operating leases ranged from one to five years.
Rental expense associated with operating leases is charged to expense in the year incurred and is included in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018 and 2017, the rental expense was charged to selling, general and administrative expense in the amount of $964 and $1,254, respectively.
As of the date of this filing, the Company had entered into two new real estate leases in Philadelphia and Boston, which increased the Company's future minimum rental commitments. As of March 31, 2018, the Company’s future minimum rental commitments under its noncancelable operating leases are as follows:

Amounts
2018	$3,270
2019	2,595
2020	2,584
2021	2,472
2022	2,383
Thereafter	4,543
Total minimum rental commitments	$17,847

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
Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with our founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. A trial date has been set for August 2019. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties agreed to a stay of the case pending resolution of the motion to dismiss in in the federal Deora case. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB-were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora, but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. The complaint contains allegations similar to those in Deora, but asserts causes of action on behalf of NantHealth against various of the Company’s current or former executive offers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement.
Real Estate Litigation
On March 9, 2018, PayPal, Inc. (“PayPal”) commenced an action against the Company in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts, for Suffolk County. The action is captioned PayPal, Inc. v. NantHealth, Inc., Civil Action No. 18-0780-E. This action arises out of a Sublease Agreement that PayPal and the Company entered into on or about November 30, 2017. The Sublease Agreement pertained to commercial real estate that PayPal leased at One International Place in Boston, Massachusetts. On January 25, 2018, the Company notified PayPal that it was electing to terminate the Sublease Agreement.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

In its Verified Complaint, PayPal alleges that the Company breached the Sublease Agreement. In addition, PayPal asserts claims for breach of the covenant of good faith and fair dealing, and violations of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and seeks a declaratory judgment recognizing and enforcing the terms of the Sublease Agreement. Among other relief, PayPal seeks damages, treble damages, interest, costs, and attorneys’ fees.

On April 12, 2018, the Company filed its answer and jury demand in the action. The Company denies any liability to PayPal and intends to vigorously defend the action.

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

Note 14. Income Taxes
The provision for income taxes for the three months ended March 31, 2018 and 2017 in continuing operations was a benefit of $1,050 and expense of $37, respectively. The tax provision for income taxes for the three and three months ended March 31, 2018 and March 31, 2017 in continuing operations included an income tax provision for the consolidated group based on an estimated annual effective tax rate. Prior to June 1, 2016 the provision for income taxes consisted of income tax provision for the corporate subsidiaries of NantHealth.

The effective tax rates for the three months ended March 31, 2018 and 2017 were a provision of 4.56% and 0.13% in continuing operations, respectively. The effective tax rates for the three months ended March 31, 2018 and March 31, 2017 respectively differed from the U.S. federal statutory rates of 21% in 2018 and 34% in 2017 primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, nondeductible expenses, state income taxes, foreign income tax rate differential and the impact of valuation allowance on its deferred tax assets.

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, modifies the rules with respect to the deductibility of certain executive compensation, and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. At March 31. 2018, we have not completed our accounting for the tax effects of the Act. We have made a reasonable estimate of certain effects of the act as of December 31, 2017. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. Our estimates may also be affected as we gain a more thorough understanding of the tax law. These changes would likely not be material to income tax expense given the companies valuation allowance against the U.S. net deferred tax assets.

Note 15. Stockholders’ Equity
Allscripts Stock
As discussed in Note 3, Allscripts conveyed to the Company 15,000,000 shares of Company's common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the acquired Business upon Disposition.
LLC Agreement and Amended Certificate of Incorporation

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

In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of March 31, 2018 and December 31, 2017, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of March 31, 2018 and December 31, 2017, there were no outstanding shares of preferred stock.
Other Equity Contributions

In December 2016, the Company entered into an agreement to provide genomic and proteomic sequencing and related bioinformatics services to an institution related to cancer research. The agreement provides that the institution pay the Company a fixed per-test fee in exchange for the services to be provided by the Company. A private charitable 501(c)(3) non-profit organization controlled by the Company’s Chairman and CEO also made a charitable gift to the institution in December 2016. The gift does not contractually or otherwise require the institution to use the Company’s molecular profiling solutions or any of the Company’s other products or services. No amounts related to this arrangement have been recognized in the Company’s Condensed Consolidated Balance Sheets or Statements of Operations as of or for the three months ended March 31, 2018 or March 31, 2017. During July 2017, the agreement with the institution was canceled.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 16. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2018	2017
Series C / Restricted Stock:
Research and development	$33	$15
Phantom units:
Cost of revenue	153	284
Selling, general and administrative	253	(1,432)
Research and development	209	512
Discontinued operations	0	906
Total phantom units stock-based compensation expense	615	270
Stock options:
Selling, general and administrative	—	(35)
Restricted Stock Units:
Cost of revenue	12	—
Selling, general and administrative	1,954	—
Research and development	104	—
Total restricted stock units stock-based compensation expense	2,070	—
Total stock-based compensation expense	2,718	250
Amount capitalized to internal-use software	50	524
Total stock-based compensation cost	$2,768	$774
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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Phantom Unit Plan
On March 31, 2015, the Company approved the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”). The maximum number of phantom units that may be issued under the Phantom Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. As of March 31, 2018, there were 938,066 phantom units outstanding under the Phantom Unit Plan, after giving effect to the 1-for-5.5 reverse stock split. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017.

The following table summarizes the activity related to the unvested phantom units during the three months ended March 31, 2018:

	Number of Units	Weighted Average Grant date value per phantom unit
Unvested phantom units outstanding - December 31, 2017	1,292,784	$15.01
Granted	—
Vested	(320,856)	$15.75
Forfeited	(33,863)	$14.61
Unvested phantom units outstanding - March 31, 2018	938,065	$14.76

The Company has previously granted phantom units to employees of related companies who are providing services to the Company under the shared services agreement with NantWorks (See Note 18) as well as certain consultants of the Company. No phantom units were granted in the periods ending March 31, 2018 or 2017. Stock compensation expense for the phantom units issued to these participants is re-measured at the end of each reporting period until the awards vest. All other grants of phantom units have been made to employees of the Company. The Company uses the accelerated attribution method to recognize expense for all phantom units since the awards’ vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.

As of March 31, 2018, the Company had $3,152 of unrecognized stock based compensation expense related to phantom units which will be recognized over a weighted-average period of 1.2 years. Of that amount, $3,015 of unrecognized expense is related to employee grants with a weighted-average period of 1.2 years and $137 of unrecognized expense is related to non-employee grants with a weighted-average period of 1.4 years.

During the three months ended March 31, 2018, the Company issued 208,344 shares of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 111,128 shares to satisfy tax withholding obligations. The Company made a cash payment of $339 to cover employee withholding taxes upon the settlement of these vested phantom units during the three months ended March 31, 2018. During the three months ended March 31, 2018 the Company also paid $101 to cash-settle 40,063 vested phantom units, held by participants of the Phantom Unit Plan based outside of the United States, and to pay cash in lieu of fractional shares for vested units held by participants based in the United States.
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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Restricted Stock
The Company issued 10,462 shares of restricted stock under the 2016 Plan on June 1, 2016, in connection with the conversion of the Series C units, of which 3,486 and 3,486 were vested and converted into unrestricted common stock during 2017 and 2016, respectively. As of March 31, 2018, and December 31, 2017, there were 3,490 shares of restricted stock.
Total stock-based compensation expense of $76 is expected to be recognized on a straight-line basis over approximately the next 0.6 years for the unvested restricted stock outstanding as of March 31, 2018. The unrecognized stock compensation relates to nonemployees and the awards are being accounted for pursuant to ASC 505-50. Stock compensation expense for the Series C units/restricted stock issued to the nonemployees is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period.
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
As of March 31, 2018, the Company had $1 of unrecognized stock based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 2.15 years.
Restricted Stock Units
The following table summarizes the activity related to the unvested restricted stock units during the three months ended March 31, 2018:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding - December 31, 2017	3,106,024	$3.43
Granted	—	—
Vested	(42,717)	4.33
Forfeited	(147,186)	3.39
Unvested restricted stock units outstanding - March 31, 2018	2,916,121	$3.42
The Company recognized compensation expense related to restricted stock units of $2,070, and $0 for the three months ended March 31, 2018 and 2017 respectively. Unrecognized compensation expense related to unvested restricted stock units was $6,484 at March 31, 2018, which is expected to be recognized as expense over the weighted-average period of 2.0 years.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 17. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock and redeemable common stock for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	Common Stock	Common Stock
Net loss per share numerator:
Net loss from continuing operations	$(21,975)	$(28,126)
Net loss from discontinued operations	(193)	(12,989)
Net loss for basic and diluted net loss per share	$(22,168)	$(41,115)
Weighted-average shares for basic net loss per share	108,579,271	121,618,039
Effect of dilutive securities	—	—
Weighted-average shares for dilutive net loss per share	108,579,271	121,618,039
Basic and diluted net loss per share from continuing operations	$(0.20)	$(0.23)
Basic and diluted net loss per share from discontinued operations	$—	$(0.11)
Basic and diluted total net loss per share	$(0.20)	$(0.34)
The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2018	2017
Unvested restricted stock	3,490	6,976
Unvested phantom units	938,065	3,515,718
Unvested restricted stock units	2,916,121	—
Unexercised Stock options	500,000	500,000
Convertible notes	8,815,655	8,815,655

Note 18. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. During the three months ended March 31, 2018, the Company incurred $1,043 of expenses, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. During the three months ended March 31, 2017, the Company incurred $1,385 of expenses, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates.
Related Party Receivables and Payables

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

As of March 31, 2018 and December 31, 2017, the Company had related party receivables, net of related party payables of $2,349 and $2,312, respectively, primarily consisting of a receivable from Ziosoft KK of $2,082 and $2,082, respectively, which was related to the sale of Qi Imaging. As of March 31, 2018 and December 31, 2017 the Company had related party payables, net of receivables balances, and related party liabilities of $19,002 and $16,004, respectively, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below) and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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
As of March 31, 2018 and December 31, 2017, the Company has $1,284 and $419, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three months ended March 31, 2018, $1,176 of direct costs were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three months ended March 31, 2017, $1,226 of direct costs were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P., an entity affiliated with the Company's Chairman and CEO Dr. Patrick Soon-Shiong (“Cambridge”), to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (See Note 11). The accrued and unpaid interest on the convertible notes was $162 and $24 at March 31, 2018 and December 31, 2017, respectively, as part of current related party liabilities on the Condensed Consolidated Balance Sheet.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Assignment of Liquid Genomics
On February 28, 2018, the Company acquired 100% of the equity of Liquid Genomics, Inc. (“Liquid Genomics”), a company that provides liquid biopsy analysis of gene expressions and mutations using circulating tumor RNA and DNA, pursuant to an assignment agreement dated February 1, 2018 between the Company and NantOmics, a related party. The purchase price for the acquisition consisted of 9,088,362 Series A-2 units of NantOmics previously owned by the Company that were transferred at the closing plus 564,779 of Series A-2 units of NantOmics owned by the Company that will be transferred to NantOmics by May 31, 2018.

The Company and NantOmics are controlled by the Company's Chairman and CEO, therefore no gain or loss was recognized on the transaction. The difference in the purchase price and the historical cost of the assets and liabilities acquired was recorded as a distribution from equity at the assignment date. The transaction did not cause a material change in the reporting entity, and the Company has not retrospectively adjusted its previously issued financial statements. The consolidation of Liquid Genomics at February 28, 2018 added $48 to the Company's sequencing and molecular analysis revenue for the period ending March 31, 2018. This revenue was substantially all earned from an agreement with an affiliate, described below. As a result of consolidating Liquid Genomics at February 28, 2018, net loss of the Company increased by $97 during the three months ended March 31, 2018.

Amounts
NantOmics Series A-2 shares transferred, or to be transferred, to NantOmics	$8,956
Assets and liabilities of Liquid Genomics at assignment:
Goodwill	1,305
Intangible asset	4,429
Other assets	251
Liabilities assumed	(814)
Net assets acquired at assignment	5,171
Recorded as distribution from additional paid-in capital	$3,785
Liquid Tumor Profiling Services Agreement
In March 2018, Liquid Genomics, a wholly-owned subsidiary of the Company, and NantKwest, Inc. ("NantKwest"), an affiliate, entered into agreements whereby Liquid Genomics is providing liquid tumor profiling services to NantKwest. Under this agreement, Liquid Genomics recorded $45 of revenue during the three months ended March 31, 2018.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note was originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes (See Note 11). No other terms of the promissory note were changed. As of March 31, 2018 and December 31, 2017, the total principal and interest outstanding on the note amounted to $125,694 and $124,166, respectively. The accrued and unpaid interest on the note was $13,028 and $11,500, respectively as of March 31, 2018 and December 31, 2017, as part of non current related party liabilities on the Condensed Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate is 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval, and as of March 31, 2018, there was no outstanding balance on the promissory note.

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
Overview
We are a leading next-generation, evidence-based, personalized healthcare company focused on enabling our clients to fundamentally change the diagnosis, treatment and pharmacoeconomics of cancer and other critical illnesses. We believe a molecular-driven, systems-based approach to making clinical treatment decisions based on large-scale, real time biometric and phenotypical data will become the standard of care initially for patients with cancer and, ultimately, other critical illnesses. We derive revenue from selling molecular sequencing and analysis services (including our unique, Comprehensive GPS Cancer test, for which we obtained exclusive rights from an affiliate that provides sequencing and analysis of tumor & normal samples and our liquid/blood-based tumor profiling test service which analyzes circulating tumor DNA (ctDNA) and circulating tumor RNA (ctRNA)), and from selling software solutions to healthcare payors, self-insured employers and healthcare systems.
We market certain of our solutions as a comprehensive integrated solution that includes our molecular sequencing and analysis services, Clinical Decision Support, and Payer Engagement solutions. We also market our molecular sequencing and analysis services, Clinical Decision Support, Payer Engagement and Connected Care solutions on a stand-alone basis. To accelerate our commercial growth and enhance our competitive advantage, we intend to continue to:

•	introduce new marketing, education and engagement efforts and foster relationships across the oncology community to drive adoption of molecular sequencing and analysis services;

•	pursue reimbursement of molecular sequencing and analysis services from regional and national third-party payers and government payers;

•	publish scientific and medical advances;

•	strengthen our commercial organization to increase our NantHealth solutions client base and to broaden usage of our solutions by existing clients; and

•	develop new features and functionality for NantHealth solutions to address the needs of current and future healthcare provider and payor, self-insured employer and biopharmaceutical company clients.
Since our inception, we have devoted substantially all of our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch of our GPS Cancer business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of March 31, 2018, our accumulated deficit was approximately $714.1 million. We expect to continue to incur operating losses over the near term as we drive adoption of our molecular sequencing and analysis solutions (including GPS Cancer), expand our commercial operations, and invest further in NantHealth solutions.
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

2018 Acquisition of Liquid Genomics, Inc.
On February 28, 2018, we acquired 100% of the equity of Liquid Genomics, Inc. (“Liquid Genomics”), a company that provides liquid biopsy analysis of gene expressions and mutations using circulating tumor RNA and DNA, pursuant to an assignment agreement dated February 1, 2018 between the Company and NantOmics, LLC a related party. The purchase price for the acquisition consisted of 9,088,362 Series A-2 units of NantOmics previously owned by the Company that were transferred at the closing plus 564,779 of Series A-2 units of NantOmics owned by the Company that will be transferred to NantOmics by May 31, 2018.

We believe that we have a substantial opportunity to leverage Liquid Genomics' testing as a complementary offering to our current portfolio of sequencing and molecular analysis solutions. There are significant synergies available and we intend to leverage our current sales and marketing efforts to drive provider acceptance and adoption. A key value proposition for liquid biopsy tests is ease of use (e.g., no tissue biopsy necessary, and fast delivery time). This complements our GPS Cancer test by enabling repeated measurement and monitoring of select biomarker response to therapy. Liquid Genomics is being rebranded as "Liquid GPS" beginning Q2 2018.
Evolution of GPS Cancer Test Platform
NantHealth and NantOmics, LLC (our exclusive technology partner for the GPS Cancer test) are continually taking steps to optimize the utility and value of our tests for physicians and their patients. To this end, we have leveraged our deep experience with RNA sequencing, bioinformatics and statistics to expand the clinical utility of the GPS Cancer test, while also streamlining and improving our lab workflow by consolidating to next-generation sequencing as our sole testing platform. A fundamental result of this work is that the key cancer treatment biomarkers previously assessed using our proprietary quantitative proteomics platform are, beginning in April 2018, now assessed solely via RNA sequencing, gene expression and statistical analysis. This change is based on the established clinical and scientific utility of tumor RNA sequencing. The tumor RNA transcriptome reveals gene and somatic variant expression, identifies gene fusions and validates their expression, and determines the relevance of gene copy number alterations. GPS Cancer currently assesses RNA expression of over 19,000 genes in a tumor sample and we have shown significant concordance between our RNA and proteomics expression platforms. We believe this change will result in operational efficiencies, an improved cost structure and more rapid transfer of scientific advancements in expression analysis to our clinical report. We also believe that our proprietary quantitative proteomics platform remains the most advanced technology available and a strategic asset of NantOmics. This platform continues to have potential commercial and research applications going forward.
2017 Asset Purchase Agreement with Allscripts
On August 3, 2017, we entered into an asset purchase agreement, which we refer to as the "APA," with Allscripts Healthcare Solutions, Inc., or “Allscripts”, pursuant to which we agreed to sell to Allscripts substantially all of the assets of our provider/patient engagement solutions business, including our FusionFX solution and components of its NantOS software connectivity solutions. On August 25, 2017, the Company and Allscripts completed the sale pursuant to the APA.

Allscripts conveyed to the Company 15,000,000 shares of the Company's common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the acquired business upon the disposition. Allscripts paid the Company $1.7 million of cash consideration as an estimated working capital payment, and the Company recorded a receivable of $1.0 million related to final working capital adjustments. We are also responsible for paying Allscripts for fulfilling certain customer service obligations of the sold business post-closing.

Concurrent with the closing of the disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95 million of total bookings over a ten-year period, or the Allscripts “Bookings Commitment”, from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) we agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) we licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. In the event of an Allscripts Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts.

The sale of the business to Allscripts qualified as a discontinued operations because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the business to Allscripts represented a strategic shift in our operations as the sale enables us to focus on genomic sequencing, clinical decision support, connected care and payer engagement.

The consummation of the transactions contemplated by the APA is reflected in the Condensed Consolidated Financial Statements.
2017 Corporate Restructuring Plan
In August 2017, we committed to and began implementation of a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. The plan was substantially completed by the end of 2017 and allowed us to focus on our core competencies of genomic sequencing, clinical decision support, connected care and payer engagement. We incurred charges from this restructuring related to severance and other cash expenditures and recognized the majority of the expenses related to this restructuring in the quarter ended September 30, 2017.
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

Non-GAAP net loss from continuing operations excludes the effects of (1) loss from equity method investments, (2) stock based compensation expense, (3) intangible amortization, (4) corporate restructuring expenses, (5) acquisition related compensation expense (6) acquisition related sales incentives, which have been recorded as contra revenue, (7) change in fair value of derivatives liability, (8) non-cash interest expense related to convertible notes, (9) securities litigation costs, and (10) the impacts of certain income tax benefits and provisions from non-operating activity.

The following table reconciles Net loss from continuing operations to Net loss from continuing operations - Non-GAAP and Shares outstanding to Shares outstanding - Non-GAAP for the three months ended March 31, 2018 and 2017 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2018	2017
Net loss from continuing operations	$(21,975)	$(28,126)
Adjustments to GAAP net loss:
Loss from related party equity method investment including impairment loss	3,261	4,526
Stock-based compensation expense from continuing operations	2,718	250
Corporate restructuring from continuing operations	—	220
Acquisition related sales incentive	145	662
Change in fair value of derivatives liability	(1)	(215)
Non-cash interest expense related to convertible notes	1,194	1,051
Intangible amortization from continuing operations	2,227	2,797
Securities litigation costs	73	—
Tax benefit resulting from certain non-operating activity	(1,123)	—
Total adjustments to GAAP net loss from continuing operations	8,494	9,291
Net loss - Non-GAAP from continuing operations	$(13,481)	$(18,835)

Weighted average shares outstanding	108,579,271	121,618,039

Net loss per share from continuing operations - Non-GAAP	$(0.12)	$(0.15)

The following table reconciles net loss from continuing operations per common share to net loss per common share from continuing operations Non-GAAP for the three months ended March 31, 2018 and 2017 (Unaudited):

	Three Months Ended March 31,
	2018	2017
Net loss per common share from continuing operations	$(0.20)	$(0.23)
Adjustments to GAAP net loss per common share from continuing operations:
Loss from related party equity method investment including impairment loss	0.03	0.04
Stock-based compensation expense from continuing operations	0.03	—
Corporate restructuring from continuing operations	—	—
Acquisition related sales incentive	—	0.01
Change in fair value of derivatives liability	—	—
Non-cash interest expense related to convertible notes	0.01	0.01
Intangible amortization from continuing operations	0.02	0.02
Securities litigation costs	—	—
Tax benefit resulting from certain non-operating activity	(0.01)	—
Total adjustments to GAAP net loss per common share from continuing operations	0.08	0.08
Net loss per common share from continuing operations - Non-GAAP	$(0.12)	$(0.15)

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

Software-as-a-service related - Software-as-a-service related, or SaaS, revenue is generated from our clients’ access to and usage of our hosted software solutions on a subscription basis for a specified contract term, which is typically annually. In our SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally only has the right to access and use the software and receive any software upgrades published during the subscription period. Solutions sold under a SaaS model include our Eviti platform solutions and NaviNet.

Software and hardware related - Software and hardware related revenue is generated from the sale of software licenses and the sale of our hardware. The software is installed on the client’s site or the client’s designated vendor’s site and is not hosted by us or by a vendor contracted by us. We also generate revenue from the resale of third-party software and hardware to our clients. Our software license and hardware solutions include DeviceConX software and HBox. Software and hardware related also includes revenue from professional services we provide that are generally complementary to our software solutions and may or may not be required for the solution to function as desired by the client. When associated with software, these services are generally provided in the form of training and implementation services during the software license period and do not include PCS.

Maintenance - Maintenance revenue includes ongoing post-contract client support ("PCS") or maintenance, during the paid PCS term. Additionally, PCS includes ongoing development of software updates and upgrades provided to the client on a when and if available basis. We sell our DeviceConX solution with maintenance contracts.

Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by the process of performing sequencing and analysis of DNA and RNA from tumor and normal samples and from blood samples via our liquid/blood-based tumor profiling platform. We recognize revenue upon the delivery of the analysis and reporting of the results to the client or on a cash basis when we cannot conclude that a contract has been established.

Home health care services - Home health care services revenue includes revenue related to nursing and therapy services provided to patients in a home care setting and any other services not included in the preceding revenue sources.
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

Software-as-a-service related- SaaS cost of revenue includes personnel-related, amortization of deferred implementation costs, depreciation of internal use software and other direct costs associated with the delivery and hosting of Eviti, our cancer-decision support solution, and NaviNet on a subscription basis.

Software and hardware related - Software and hardware related cost of revenue includes third-party software and hardware costs directly associated with our solutions. Software and hardware related cost of revenue also includes personnel-related costs, amortization of deferred implementation costs, depreciation of internal use software and other direct costs associated with software training and implementation services provided to our clients

Maintenance - Maintenance cost of revenue includes personnel-related and other direct costs associated with the ongoing support or maintenance we provide for our clients.

Sequencing and molecular analysis - Sequencing and molecular analysis cost of revenue includes internal costs associated with these services and amounts due to NantOmics under our Reseller Agreement for sequencing and molecular analysis via NantOmics tissue-based tumor profiling platform.

Home health care services - Home health care services includes direct expenses relating to our nursing and therapy services provided to patients in a home care setting.
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

Selling, general and administrative

Selling, general and administrative expense consists primarily of personnel-related expenses for our sales and marketing, finance, legal, human resources, and administrative associates, stock based compensation, advertising and marketing promotions of NantHealth solutions, and corporate shared services fees from NantWorks. It also includes trade show and event costs, sponsorship costs, point of purchase display expenses and related amortization as well as legal costs, facility costs, consulting and professional fees, insurance and other corporate and administrative costs.

We expect to continue to grow our investment in selling and other related expenses supporting future growth in our molecular sequencing and analysis services, including GPS Cancer and our liquid tumor profiling tests, as well as expanding our brand. We continue to review our other selling, general and administrative investments and expect to drive cost savings through greater efficiencies and synergies across our company. Additionally, we expect to continue to incur additional costs for legal, accounting, insurance, investor relations and other costs associated with operating as a public company. These increases include additional costs we expect to incur associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies as well as increased costs for directors’ and officers’ liability insurance and an enhanced investor relations function. However, we expect our selling, general and administrative expense to decrease as a percentage of revenue over the long term as our revenue increases and we realize economies of scale.

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

Other Income (expense), net
Other income (expense), net consists primarily of unrealized and realized gains (losses), dividend income on our cash equivalent financial instruments, change in fair value of derivative liability and other non-recurring items.
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

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2018	2017
Revenue:
Software-as-a-service related	$16,166	$14,797
Software and hardware related	1,455	598
Maintenance	2,446	2,019
Total software-related revenue	20,067	17,414
Sequencing and molecular analysis	840	510
Home health care services	1,356	1,180
Total net revenue	22,263	19,104

Cost of Revenue:
Software-as-a-service related	6,602	6,233
Software and hardware related	885	1,004
Maintenance	215	161
Amortization of developed technologies	1,173	1,743
Total software-related cost of revenue	8,875	9,141
Sequencing and molecular analysis	1,431	1,593
Home health care services	762	784
Total cost of revenue	11,068	11,518

Gross profit	11,195	7,586

Operating Expenses:
Selling, general and administrative	20,737	17,435
Research and development	5,151	8,926
Amortization of acquisition-related assets	1,054	1,054
Total operating expenses	26,942	27,415

Loss from operations	(15,747)	(19,829)
Interest expense, net	(4,197)	(3,969)
Other income, net	180	235
Loss from related party equity method investment	(3,261)	(4,526)
Loss from continuing operations before income taxes	(23,025)	(28,089)
(Benefit from) provision for income taxes	(1,050)	37
Net loss from continuing operations	(21,975)	(28,126)
Loss from discontinued operations, net of tax	(193)	(12,989)
Net loss	$(22,168)	$(41,115)

Net income (loss) per share:
Continuing operations
Basic and diluted - common stock	$(0.20)	$(0.23)

Discontinued operations
Basic and diluted - common stock	$—	$(0.11)

Total net income (loss) per share
Basic and diluted - common stock	$(0.20)	$(0.34)
Weighted average shares outstanding:
Basic and diluted - common stock	108,579,271	121,618,039

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended March 31,
	2018	2017
Revenue:
Software-as-a-service related	72.6%	77.5%
Software and hardware related	6.5%	3.1%
Maintenance	11.0%	10.6%
Total software-related revenue	90.1%	91.2%
Sequencing and molecular analysis	3.8%	2.7%
Home health care services	6.1%	6.1%
Total net revenue	100.0%	100.0%

Cost of Revenue:
Software-as-a-service related	29.7%	32.6%
Software and hardware related	4.0%	5.3%
Maintenance	1.0%	0.8%
Amortization of developed technologies	5.2%	9.1%
Total software-related cost of revenue	39.9%	47.8%
Sequencing and molecular analysis	6.4%	8.3%
Home health care services	3.4%	4.2%
Total cost of revenue	49.7%	60.3%

Gross profit	50.3%	39.7%

Operating Expenses:
Selling, general and administrative	93.2%	91.3%
Research and development	23.1%	46.7%
Amortization of acquisition-related assets	4.7%	5.5%
Total operating expenses	121.0%	143.5%

Loss from operations	(70.7%)	(103.8%)
Interest expense, net	(18.9%)	(20.8%)
Other income, net	0.8%	1.2%
Loss from related party equity method investment	(14.6%)	(23.6%)
Loss from continuing operations before income taxes	(103.4%)	(147.0%)
(Benefit from) provision for income taxes	(4.7%)	0.2%
Net loss from continuing operations	(98.7%)	(147.2%)
Loss from discontinued operations, net of tax	(0.9%)	(68.0%)
Net loss	(99.6%)	(215.2%)

Comparison of Three Months Ended March 31, 2018 and 2017 (Unaudited)
Revenue

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017
	Amount	Amount	Amount	Percentage
Software-as-a-service related	$16,166	$14,797	$1,369	9.3%
Software and hardware related	1,455	598	857	143.3%
Maintenance	2,446	2,019	427	21.1%
Total software-related revenue	20,067	17,414	2,653	15.2%
Sequencing and molecular analysis	840	510	330	64.7%
Home health care services	1,356	1,180	176	14.9%
Total net revenue	$22,263	$19,104	$3,159	16.5%
Comparison of the three month periods ended March 31, 2018 versus 2017
Total revenue increased $3.2 million, or 16.5%, from $19.1 million to $22.3 million for the three months ended March 31, 2017 and March 31, 2018, respectively. The primary driver of this increase was a $2.7 million increase in total software-related revenue. Adoption of the new revenue recognition standard, ASC 606 positively impacted total software-related revenue in the three months ended March 31, 2018 by approximately $0.5 million.
Our total software-related revenues (including software and hardware, SaaS and maintenance) was $20.1 million for the three months ended March 31, 2018 compared to $17.4 million for the three months ended March 31, 2017, an increase of $2.7 million or 15.2%. The increase in this business was primarily driven by SaaS revenue from our NaviNet solutions but also included growth in our DeviceConX software and hardware revenue.
SaaS related revenue increased $1.4 million, or 9.3% , from $14.8 million to $16.2 million for the three months ended March 31, 2017 and March 31, 2018, respectively. This increase was primarily driven by an increase from NaviNet SaaS revenue compared to the prior year period as well as the adoption of the new revenue recognition standard which resulted in an additional $0.3 million in revenue in the current year period.
Software and hardware related revenue increased from $0.6 million to $1.5 million for the three months ended March 31, 2017 and March 31, 2018, respectively. The primary driver of the increase was related to an increase in recognized revenue from software and services of DeviceConX compared to the same period in the prior year as well as the adoption of the new revenue recognition standard which resulted in an additional $0.2 million in revenue in the current year period. The prior year period revenue was recognized under the old revenue recognition standard which deferred all revenue until the completion of implementation. Our software and hardware related revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX customers and our revenue recognition for those arrangements.
Maintenance revenue increased from $2.0 million to $2.4 million for the three months ended March 31, 2017 and March 31, 2018, respectively. This increase was primarily driven by the continued growth in the number of DeviceConX post contract support maintenance customers.
Sequencing and molecular analysis revenue increased from $0.5 million to $0.8 million for the three months ended March 31, 2017 and March 31, 2018, respectively. This increase was primarily due to a $0.3 million increase in clinical study/research revenue primarily driven by the recognition of revenue on a project with a research hospital organization. In addition, we saw a $48 thousand incremental increase in revenue due to the acquisition of Liquid Genomics. Currently, we recognize revenue from clients with executed contracts, from signed single case agreements, and from clients without a contractual agreement where we recognize revenue on a cash basis given the uncertainty over reimbursement. As the Company gains additional insurance coverage and reimbursement experience, we expect to be able to reduce the portion of sequencing and molecular analysis revenue which is recognized on a cash basis.

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
Home health care services grew $0.2 million, or 14.9%, from $1.2 million to $1.4 million for the three months ended March 31, 2017 and March 31, 2018, respectively primarily due to a slight increase in our customer base compared with the same period last year.
Cost of Revenue

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017
	Amount	Amount	Amount	Percentage
Software-as-a-service related	$6,602	$6,233	$369	5.9%
Software and hardware related	885	1,004	(119)	(11.9)%
Maintenance	215	161	54	33.5%
Amortization of developed technologies	1,173	1,743	(570)	(32.7)%
Total software-related cost of revenue	8,875	9,141	(266)	(2.9)%
Sequencing and molecular analysis	1,431	1,593	(162)	(10.2)%
Home health care services	762	784	(22)	(2.8)%
Total cost of revenue	$11,068	$11,518	$(450)	(3.9)%
Comparison of the three month periods ended March 31, 2018 and 2017
Cost of revenue decreased $0.5 million, or 3.9%, from $11.5 million to $11.1 million for the three months ended March 31, 2017 and March 31, 2018, respectively. The decrease in cost of revenue was driven primarily by a smaller amount of amortization of developed technologies as a result of certain acquired intangible assets being fully amortized at the end of March 31, 2017.

SaaS related cost of revenue increased $0.4 million due to an increase of $1.2 million in project related expenses attributable to an increase in amortization of capitalized internal use software at NaviNet as well as a $0.3 million increase in amortization of deferred implementation costs. This increase was partially offset by a $1.1 million decrease in personnel related expenses due to a reduction in headcount.

Software and hardware related cost of revenue decreased $0.1 million, or 11.9%, from $1.0 million to $0.9 million for the three months ended March 31, 2017 and March 31, 2018, respectively. This decrease was driven primarily by a $0.1 million decrease in the amortization of deferred implementation costs.

Total software-related cost of revenue decreased $0.3 million from $9.1 million to $8.9 million, or 2.9%, for the three months ended March 31, 2017 and March 31, 2018, respectively. Amortization expenses related to developed technologies decreased $0.6 million, or 32.7%, from $1.7 million to $1.2 million for the three months ended March 31, 2017 and March 31, 2018, respectively. This variance is attributable to an intangible asset being fully amortized in the first quarter of 2017.

Maintenance cost of revenue increased by $54 thousand for the three months ended March 31, 2017 compared to March 31, 2018. The main driver of this increase was an increase in personnel related expenses.
Sequencing and molecular analysis cost of revenue decreased $0.2 million from $1.6 million to $1.4 million for the three months ended March 31, 2017 and March 31, 2018, respectively. This decrease in sequencing and molecular analysis cost of revenue was driven primarily by a lower cost of sequences partially offset by an increase in volume of samples sequenced compared with the prior year quarter.
Selling, General and Administrative

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017
	Amount	Amount	Amount	Percentage
Selling, general and administrative	$20,737	$17,435	$3,302	18.9%
Comparison of the three month periods ended March 31, 2018 and 2017
Selling, general and administrative expenses increased from $17.4 million to $20.7 million, an increase of $3.3 million, or 18.9%, for the three months ended March 31, 2017 and March 31, 2018, respectively. The primary driver of this variance was a $3.7 million increase in stock compensation expense compared to the prior year. This increase was partially offset by a decrease of $0.3 million in certain corporate shared services expenses driven mostly by a reduction of general overhead expenses allocated to us by our parent company.
Research and Development

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017
	Amount	Amount	Amount	Percentage
Research and development	$5,151	$8,926	$(3,775)	(42.3)%
Comparison of the three month periods ended March 31, 2018 and 2017
Research and development expenses decreased $3.8 million or 42.3%, from $8.9 million to $5.2 million for the three months ended March 31, 2017 and March 31, 2018, respectively. This decrease was driven primarily by a $2.3 million reduction in personnel related expenses as a result of the company's restructuring plan initiated in the latter half of 2017, and a $0.2 million decrease in stock compensation expenses mainly due to forfeitures. A further $1.3 million reduction was attributed to a reduction of personnel services and expenses associated with R&D projects as a result of timing of R&D projects, as well as a result of cost savings measures.
Interest Expense, net

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017
	Amount	Amount	Amount	Percentage
Interest expense, net	$4,197	$3,969	$228	5.7%

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
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer. Through March 31, 2018, the total advances made by NantCapital to us pursuant to the note amounted to approximately $112.7 million. We can request additional advances subject to approval from NantCapital. The note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year.
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
Comparison of the three month periods ended March 31, 2018 and 2017
Interest expense, net increased by $0.2 million, from $4.0 million to $4.2 million for the three months ended March 31, 2017 and March 31, 2018, respectively. This $0.2 million increase was primarily attributable to the $2.7 million interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering costs.
Other Income (expense), net

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017
	Amount	Amount	Amount	Percentage
Other income (expense), net	$180	$235	$(55)	(23.4)%
Comparison of the three month periods ended March 31, 2018 and 2017
Other income, net decreased by $55 thousand for the three months ended March 31, 2018 compared to the same period in the prior year. The $55 thousand variance was mostly a result of a $66 thousand foreign exchange loss, a $20 thousand unrealized fair value change to the related party Convertible Notes bifurcated derivative, partially offset by an increase of $28 thousand in dividend income generated from our cash equivalent financial instruments.

Loss from Related Party Equity Method Investment Including Impairment Loss

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017
	Amount	Amount	Amount	Percentage
Loss from related party equity method Investment including impairment loss	$3,261	$4,526	$(1,265)	(27.9)%

The loss from related party equity method investment is related to our pro rata share of losses from our investment in NantOmics, an investment that was initially made in June 2015 and increased in September 2015, plus the amortization of the basis difference in the investment, and an impairment loss, if applicable. We report our share of NantOmics' operational loss and the amortization of basis difference using a one quarter lag.
Comparison of the three month periods ended March 31, 2018 and 2017
Loss from equity method investment decreased by $1.3 million from a loss of $4.5 million during the three months ended March 31, 2017 to a loss of $3.3 million during the three months ended March 31, 2018. This decrease was primarily due to our pro rate share of operational losses from our investment in NantOmics.
Provision for (Benefits from) Income taxes

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017
	Amount	Amount	Amount	Percentage
(Benefit from) provision for income taxes	$(1,050)	$37	$(1,087)	(2,937.8)%
Comparison of three month periods ended March 31, 2018 and 2017
For the three months ended March 31, 2017, the provision for income taxes in continuing operations was $37 thousand, compared with a $1.1 million benefit for income taxes for the three months ended March 31, 2018. The tax benefit for income taxes in continuing operations for the three months ended March 31, 2018 included an income tax provision of the consolidated group based on an estimated annual effective tax rate. For the three months ended March 31, 2017, the tax provision was mostly attributed to state income taxes not determined based on net income and foreign income taxes.

The effective tax rates for the three months ended March 31, 2018 and 2017 in continuing operations were a benefit of 4.56% and a provision of 0.13%, respectively. The effective tax rate for the three months ended March 31, 2018 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.

Loss from Discontinued Operations, Net of Income Taxes

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017
	Amount	Amount	Amount	Percentage
Loss from discontinued operations, net of tax	$(193)	$(12,989)	$12,796	(98.5)%
Comparison of three month periods ended March 31, 2018 and 2017
For the three months ended March 31, 2018, the loss from discontinued operations, net of tax decreased by $12.8 million. The majority of this decline can be attributed to the decreased activity related to the AllScripts transaction that occurred in 2017.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2018, we had cash and cash equivalents and marketable securities of $46.4 million, compared to $61.7 million as of December 31, 2017, of which $0.1 million and $0.2 million, respectively, related to foreign subsidiaries. We believe that our existing cash, cash equivalents and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital were private placement of membership interests prior to the IPO, debt financing agreements, including the NantCapital Note and Convertible Notes, and our IPO.
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

NantCapital Note
In January 2016, we issued the NantCapital Note to NantCapital, a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of March 31, 2018, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.

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
Cash Flows
The following table sets forth our primary sources and uses of cash for periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
	2018	2017
Cash provided by (used in):
Operating activities	$(13,293)	$(26,022)
Investing activities	(392)	(7,370)
Financing activities	(339)	(2,106)
Effect of exchange rate changes on cash and cash equivalents	(110)	39
Net decrease in cash and cash equivalents	$(14,134)	$(35,459)
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
In addition, our net loss in the three months ended March 31, 2018 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges.

Cash used in operating activities of $13.3 million in the three months ended March 31, 2018 was a result of our continued significant investments in research and development, sales and marketing, and increased expenses incurred as we became a public company, including costs associated with public company reporting and corporate governance requirements. In the three months ended March 31, 2018, $11.3 million, or 51.1% of our net loss of $22.2 million consisted of non-cash items, including $5.3 million of depreciation and amortization, and a $3.3 million net loss on related party equity investment.
Changes in working capital reduced cash $2.5 million in the three months ended March 31, 2018. The decrease in cash was primarily attributable to a $6.8 million outflow due to a decrease in accrued and other current liabilities, offset by a $1.4 million inflow from accounts receivable and accounts payable, as well as $2.7 million of inflows from an increase in related party payables.
Our net loss in the three months ended March 31, 2017 was significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges. Cash used in operating activities of $26.0 million in the three months ended March 31, 2017 was a result of our continued significant investments in research and development, sales and marketing, and increased expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the three months ended March 31, 2017, $14.4 million, or 34.9% of our net loss of $41.1 million consisted of non-cash items, including a $8.3 million in depreciation and amortization, a $4.5 million equity in net loss of a related party investment and $1.1 million of amortization of debt discounts and deferred financing offering costs.
Cash used in operating activities in the three months ended March 31, 2017 included a $3.6 million decrease in accrued expenses and other current liabilities, a $2.4 million decrease in accounts payable due to payments to vendors. The cash used in operating activities was offset by receivable collections with a $4.6 million decrease in accounts receivable.
Investing Activities
Our primary investing activities have consisted of acquisitions to expand our features and functionality of NantHealth solutions and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure.
We used $0.4 million of cash in investing activities in the three months ended March 31, 2018 primarily comprised of $0.5 million of purchases of equipment.
We used $7.4 million of cash in investing activities in the three months ended March 31, 2017, primarily comprised of $7.4 million of purchases of equipment and investments in our capitalized software.
Financing Activities
Cash used in financing activities in the three months ended March 31, 2018 and 2017 of $0.3 million and $2.1 million, respectively, was due to payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan.
Contractual Obligations, Commitments and Contingencies
Other than entering into certain real estate operating leases, there have been no material changes during the three months ended March 31, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 13 to the accompanying Condensed Consolidated Financial Statements for discussion of our lease arrangements.
New Accounting Pronouncements
See Note 2 to the accompanying Condensed Consolidated Financial Statements for a discussion of new accounting standards.
Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet arrangements.

Related Party Transactions
See Note 18 of the accompanying Condensed Consolidated Financial Statements for a discussion of related party transactions.
Critical Accounting Policies and Significant Judgments and Estimates
This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for the accounting policy below, we believe the critical accounting policies and estimates discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on 10-K that was filed with the SEC on March 16, 2018, reflect our more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our 10-K, except for the adoption of ASC 606 as discussed below.
Transition to FASB ASC 606
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts continue to be reported in accordance with the Company’s historic accounting under ASC 605.
Revenue Recognition for the Company’s revenue accounting beginning January 1, 2018 under ASC 606
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue is recognized net of sales taxes collected from customers, which are subsequently remitted to governmental authorities. The Company’s revenue is generated from the following sources:

•
Software-as-a-service related (“SaaS”) - SaaS revenue is generated from customers’ access to and usage of the Company’s hosted software solutions on a subscription basis for a specified contract term. In SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period.

SaaS contracts are accounted for as a single performance obligation, as implementation and hosting services are not distinct. As a result, the Company recognizes all fees, including any up front initial system implementation services or other fees, ratably over time from when the system implementation or deployment services are completed, and where necessary accepted by the customer, over the contract term as stated or with consideration of termination for convenience clauses as discussed below.

•
Software and hardware related - Software and hardware related revenue is generated from the license of the Company’s software, on a perpetual basis, the sale of hardware and professional services that are complementary to the software and may or may not be required for the software to function as desired by the client. The services are generally provided in the form of implementation and training services and do not include maintenance revenue. The software is installed on the customer’s site or the customer’s designated vendor’s site and is not hosted by the Company or by a vendor contracted by the Company. See the section below “Contracts with Software, Hardware, and Implementation Services” for details of management’s judgments and recognition of revenue relating to the category.

•
Maintenance - Maintenance revenue includes ongoing post contract client support (“PCS”) or maintenance on software and hardware during the PCS term. Additionally, PCS includes ongoing development of software updates and upgrades provided to the client on a when-and-if-available basis. Revenue is recognized over the contract term.

•
Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of sequencing and analysis of whole genome DNA, RNA and proteomic results under the Company's reseller agreement with NantOmics, LLC ("NantOmics"), and through the Company’s subsidiary Liquid Genomics (See Note 18).

Revenue is recognized at a point in time, when reports of results are transferred to the client, or when cash is received as described below.
The Company's sequencing and molecular analysis revenue is primarily generated from payments received from commercial third-party payers, hospitals and other provider networks and patients. The Company reports revenue from arrangements with these customers on a gross basis in accordance with ASC 606. When reports are transferred to the customer but the Company cannot conclude whether there is a contract with a customer based on the assessment of collectibility, revenue recognition is deferred until non-refundable payment is received or payment is considered probable.

•
Home health care services - Home health care services revenue includes the sale of nursing and therapy services provided to patients in a home care setting. These revenues are recognized at a point in time or over time, as services are provided.

Certain of the Company’s customer contracts allow for termination for convenience, with advanced notice, without substantive termination penalty. In these cases the Company has concluded the contract term is equal to the termination period. Such termination rights do not allow for refunds other than prepaid PCS or other services. These provisions do not affect when the Company commences revenue recognition.
Contracts with Multiple Promises for Goods and Services
The Company engages in various contracts with promises for multiple goods and services, which may generate revenue across any of the sources noted above.
In various contracts, the Company recognizes its proprietary software, hardware, PCS, results of sequencing and molecular analysis, and other software-related services as distinct performance obligations.
Standalone selling prices (“SSP”) are required to allocate and recognize revenue for each distinct performance obligation within each contract. The SSP for each performance obligation is determined by considering contracts in which the good or service is sold separately, and other factors including market conditions and the Company’s experience selling similar goods and services. Where no standalone selling price can be estimated, for a performance obligation, from these factors, the Company first allocates the transaction price to each performance obligation for which an SSP is known and then allocates the residual value to the remaining performance obligation.
Contracts with Software, Hardware, and Implementation Services
The Company has some contracts where it provides implementation services involving significant integration of its licensed software and hardware, with customer networks that maintain patient electronic health records. These contracts represent a single performance obligation to the customer for a combined output. Revenue for the single performance obligation is recognized over time based on actual, or estimated, direct implementation labor hours as a measure of progress.
In certain of those contracts, the Company’s performance also requires significant production, integration, modification or customization of its licensed software. For such contracts, the Company will also record revenue over time using the percentage of completion method to estimate the satisfaction of its performance obligations. However, where the Company lacks history and experience with certain projects involving the development of software according to customer specified criteria, the Company may be initially unable to reasonably estimate total direct software development labor hours to be expected under the project. As a result, the Company would not be able to reasonably measure its progress toward complete satisfaction of its single performance obligation.
The Company will recognize revenue when it considers its software development to be substantially complete upon the clients’ acceptance of the software and the related professional services. At that point, substantially all of the uncertainty related to its ability to reasonably estimate direct labor hours to satisfy its performance obligations will have been resolved, and the Company will be able to reasonably measure the remaining progress toward complete satisfaction of its remaining professional services obligations. More specifically, the Company will commence recording revenue, at the date of meeting the customer acceptance criteria, with a cumulative catch up for the work performed to date using direct labor hours as a measure of progress consistent with other contracts involving software, hardware and implementation services. Recognition will continue for its performance obligation over the remaining performance period using the same measure of progress. A provision for the entire loss, from such a contract, will be recognized in any period it becomes evident that the contract will not be profitable.
Other contracts for perpetual software licenses, hardware, and implementation services, do not include a service of software development or significant integration. Therefore, the perpetual software licenses, hardware, and implementation services are considered separate, distinct performance obligations. Software revenue is recognized upon the later of the license term commencement or the date the software is provided to the customer, hardware revenue is recognized upon delivery, and implementation revenue is recognized over time based on actual, or estimated, direct implementation labor hours as a measure of progress.

The Company delineates between contracts with, or without, a service of significant integration by considering the complexity of the integration services and whether such services can be performed by the customer or another third party. The Company has both reseller arrangements with gross revenue presentation due to the Company’s control of goods and services before transfer to the customer, and others with net revenue presentation due to the reseller’s control of goods and services before transfer to the customer. The company assesses control in terms of relevant indicators of performance, inventory, and pricing risk, such as which party negotiates pricing with the end customer and which party is ultimately responsible for fulfilling services and ensuring support.
Revenue Recognition for the Company's revenue accounting before January 1, 2018 under ASC 605 and ASC 985
Revenue was recognized when persuasive evidence of an arrangement existed, services or products had been provided to the client, fees were fixed or determinable, and collectibility was reasonably assured. While most of our arrangements include short-term payment terms, we on occasion provide payment terms to clients in excess of one year from the date of contract signing. We did not recognize revenue for arrangements that contained these extended payment terms until such payments became due. Certain of our customer arrangements allow for termination for convenience with advanced notice. Such termination rights do not allow for refunds other than prepaid PCS or other services. These provisions did not affect the recognition of revenue. We also have certain arrangements which allow for termination and refunds of fees in the event that software acceptance by the customer has not occurred. In these instances, we would defer all revenue until software acceptance has occurred.
The sequencing and molecular analysis revenue is primarily generated from payments received from commercial third-party payers, hospitals and other provider networks and patients. We reported revenue from arrangements with these customers on a gross basis in accordance with ASC 605-45, Principal Agent Considerations. We recognized revenue from these arrangements when all revenue recognition criteria had been met or on a cash basis when we could not conclude that the fees were fixed or determinable and collectibility was reasonably assured. We used judgment in our assessment of whether the fees were fixed or determinable and whether collectibility was reasonably assured in determining when to recognize revenue in the future as we continue to gain payment experience with our customers. Accordingly, we expected to recognize revenue on a cash basis when we could not conclude that the fees from a particular customer were fixed or determinable and collectibility was reasonably assured until we had a sufficient history to reliably estimate payment patterns from such customer.
We engaged in various multiple-element arrangements, which may generate revenue across any of the sources noted above. For multiple-element software arrangements that involved the sale of our proprietary software, PCS, and other software-related services, VSOE of fair value was required to allocate and recognize revenue for each element. VSOE of fair value was determined based on the price charged in which each deliverable was sold separately. We established VSOE for PCS on certain of our software solutions using the Stated Renewal Method. In this instance, we had determined that our stated renewals were substantive and appropriate for use in the Stated Renewal Method. We had not yet established VSOE of fair value for any element other than PCS for our arrangements. In situations where VSOE of fair value exists for PCS but not a delivered element (typically the software license and services elements), the residual method was used to allocate revenue to the undelivered element equal to its VSOE value with the remainder allocated to the delivered elements. In situations in which VSOE of fair value did not exist for all of the undelivered software-related elements, revenue was deferred until only one undelivered element remained (typically the PCS element) and then recognized following the pattern of delivery of the final undelivered element. Our multiple element arrangements typically provide for renewal of PCS terms upon expiration of the original term. The amounts of these PCS renewals were recognized as revenue ratably over the specified PCS renewal period.
For non-software arrangements that include multiple elements, primarily consisting of our SaaS agreements, revenue recognition involved the identification of separate units of accounting after consideration of combining and/or segmenting contracts and allocation of the arrangement consideration to the units of accounting on the basis of their relative selling price. The selling price used for each deliverable was based on VSOE of fair value, if available, third party evidence, or TPE, of fair value if VSOE was not available, or our best estimate of selling price if neither VSOE nor TPE was available. In determining the units of accounting for these arrangements, we evaluated whether each deliverable has standalone value as defined in the Financial Accounting Standards Board’s guidance. Our SaaS arrangements were treated as a single unit of accounting as the professional services did not have standalone value. As a result, we recognized initial system implementation and deployment fees ratably over a period of time from when the system implementation or deployment services were completed and accepted by the customer over the longer of the life of the agreement or the estimated customer life. SaaS revenue consisted of revenue earned from clients (typically on a monthly basis) for use of our subscription or license-based solutions and services. We recognized revenue from such contracts ratably over the contract period.
If an arrangement to deliver software required significant production, modification or customization of the licensed software, we accounted for the arrangement as a construction-type contract. At that time, we recognized revenue for these arrangements using the completed-contract method as we did not have sufficient information to reliably estimate the percentage of completion for these projects. We considered these arrangements to be substantially complete upon the clients’ acceptance of the software and related professional services and consistently applied this policy to all contract accounting arrangements.

Transaction processing fees were recognized on a monthly basis based on the number of transactions processed and the fee per transaction.
Revenue derived from reseller arrangements was recognized when the resellers, in turn, sold the software solution to their clients and installation of the software solution had occurred, provided all other revenue recognition criteria were met. This is commonly referred to as the sell-through method and we deferred recognition until there was a sell-through by the reseller to an actual end user clients and acceptance by the end user had occurred.
Stock-Based Compensation
We account for stock based compensation arrangements granted to employees in accordance with ASC 718, Compensation: Stock Compensation, by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award.
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

Phantom Unit Plan
On March 31, 2015, we approved the Phantom Unit Plan. The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11.6 million minus the number of issued and outstanding Series C units. As of March 31, 2018, we had 0.9 million phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to us for any reason. Our IPO satisfied the liquidity event condition, and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of our common stock, as determined by our board of directors.
We intend to settle all vested phantom unit payments held by United States-based participants in shares of our common stock and classified these awards as equity awards in our Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of vested phantom units, we issue recipients a net lower number of shares of common stock to satisfy tax withholding obligations, and remitted a cash payment for the related withholding taxes. During the three months ended March 31, 2018, we issued 0.2 million shares of common stock, after withholding 0.1 million shares to satisfy tax withholding obligations.  We made a cash payment of $0.3 million to cover employee withholding taxes and employer payroll taxes upon the settlement of these vested phantom units.  We also paid $0.1 million to cash-settle 40 thousand vested phantom units held by participants of the Phantom Unit Plan based outside of the United States.
Change in fair value of derivative liability
We have classified the interest make-whole provision of our convertible notes due 2021 issued in December 2016 as a derivative liability that is recorded at fair value.  This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our Condensed Consolidated Statements of Operations and Comprehensive Loss as a change in fair value of the derivative liability.  The change in the fair value of this derivative liability of $1 thousand for the three months ended March 31, 2018 is due primarily to the change in the value of our common stock from December 31, 2017 to March 31, 2018.
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
Utilization of Net Operating Loss Carryforwards
As of December 31, 2017 we had federal and state tax NOL carryforwards of approximately $353.5 million and $271.9 million, respectively, available to offset taxable income in tax year 2018 and thereafter. The federal NOLs will start to expire in year 2021.
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
Software Developed for Internal Use
We account for the costs of computer software obtained or developed for internal use in accordance with ASC 350, Intangibles — Goodwill and Other. Computer software development costs are expensed as incurred, except for internal use software that qualify for capitalization as described below, and include employee related expenses, including salaries, benefits and stock-based compensation expenses; costs of computer hardware and software; and costs incurred in developing features and functionality. These capitalized costs are included in property and equipment on the Condensed Consolidated Balance Sheets. We expense costs incurred in the preliminary project and post implementation stages of software development and capitalize costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. Software costs are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use.
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
JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain exemptions and reduced reporting requirements provided by the JOBS Act, including those relating to (i) providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700 million of outstanding equity securities held by non-affiliates, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years, or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2018, we had $46.4 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. We do not enter into investments for trading or speculative purposes. We believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio.
As of March 31, 2018, our issued Convertible Notes had an aggregate principal amount of $107.0 million and our NantCapital Note had an aggregate principal amount of $112.7 million. Since the notes bear interest at fixed rates, we believe we have no financial statement risk or interest rate risk associated with changes in interest rates with respect to such notes.
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

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

Foreign Currency Risk
We maintain offices in the United Kingdom and have selected clients in the United Kingdom, Europe, the Middle East and Southeast Asia. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of March 31, 2018 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the quarter covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Securities Litigation

In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with our founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. A trial date has been set for August 2019. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties agreed to a stay of the case pending resolution of the motion to dismiss in in the federal Deora case. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB-were filed in the Delaware Court of Chancery.  The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora, but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. The complaint contains allegations similar to those in Deora, but asserts causes of action on behalf of NantHealth against various of the Company’s current or former executive offers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement.

Real Estate Litigation

On March 9, 2018, PayPal, Inc. (“PayPal”) commenced an action against the Company in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts, for Suffolk County. The action is captioned PayPal, Inc. v. NantHealth, Inc., Civil Action No. 18-0780-E. This action arises out of a Sublease Agreement that PayPal and the Company entered into on or about November 30, 2017. The Sublease Agreement pertained to commercial real estate that PayPal leased at One International Place in Boston, Massachusetts. On January 25, 2018, the Company notified PayPal that it was electing to terminate the Sublease Agreement.

In its Verified Complaint, PayPal alleges that the Company breached the Sublease Agreement. In addition, PayPal asserts claims for breach of the covenant of good faith and fair dealing, and violations of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and seeks a declaratory judgment recognizing and enforcing the terms of the Sublease Agreement. Among other relief, PayPal seeks damages, treble damages, interest, costs, and attorneys’ fees.

On April 12, 2018, the Company filed its answer and jury demand in the action. The Company denies any liability to PayPal and intends to vigorously defend the action.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Quarterly Report on Form 10-Q, including our financial statements and the related notes thereto and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, any of which may be relevant to decisions regarding an investment in or ownership of our common stock. Our future operating results may vary substantially from anticipated results due to a number of risks and uncertainties, many of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. The following discussion highlights some of these risks and uncertainties and the possible impact of these risks on future results of operations. If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.
Risks related to our business approach
We are an early, commercial-stage company attempting to integrate a complex learning system to address a wide range of healthcare issues, and we may not be successful in doing so.
We are an early, commercial-stage company with a business model based upon a novel approach to healthcare. NantHealth solutions are designed to address many of the key challenges healthcare constituents face by enabling them to acquire and store sequencing and molecular analysis data, combine diagnostic inputs with phenotypic and cost data, analyze datasets, securely deliver that data to providers in a clinical setting to aid selection of the appropriate treatments, monitor patient biometric data and progression on a real-time basis, and demonstrate improved patient outcomes and costs. In addition, through our recent acquisition of Liquid Genomics, we have expanded into the liquid biopsy analysis market. Integration across our systems infrastructure, products, services, and platforms may take longer than we expect, or may never occur at all.
We have engaged and may in the future engage in the acquisition or disposition of other companies, technologies, and businesses which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Additionally, we have not yet completed the integration of our new liquid biopsy business, technologies and service offering into our operations. While we believe that this acquisition will complement our existing business, we may not be able to integrate this new business, technologies and services offerings into our operations effectively or at all. Additionally, we may be unable to extract the synergies or benefits that we currently expect from these business, technologies and service offerings.
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
NantHealth solutions become more valuable as more accurate and clinically relevant information is integrated into them, and our ultimate outputs and recommendations to a patient, provider or payor are therefore highly dependent on the information that is input into our system. As a result, we will need to consistently and continuously have access to and integrate the most medically relevant and cutting edge clinical data and research studies with patient-specific real-time DNA and RNA analysis and biometric data. To have access to biometric data in particular, we rely on patients, provider and payers to adopt devices that are compatible with our systems and they may not adopt such devices on a scale or at a rate sufficient to support our offerings or at all. Further, to have access to certain other data points, we rely in part on third parties to develop applications to generate more data to be integrated into NantHealth solutions. These third parties may never develop applications compatible with our software solutions or may develop them at a slower rate than our ability to address shifts in healthcare. In addition, if such third-party solutions are not produced to specification, are produced in accordance with modified specifications, or are defective, they may not be compatible with our systems. In such case, the reliability and performance of our products may be compromised. To the extent we are unable to amass enough data, keep an inflow of current and continuous data or integrate and access the data we currently have to continue to populate NantHealth solutions, the network effects we expect will not be fully realized and our business may be adversely affected.
We may be unable to appropriately allocate our financial and human resources across our broad array of product and service offerings.

We have a broad array of product and service offerings. Our management team is responsible for allocating resources across these products and services, and may forego or delay pursuit of opportunities with certain products or services that later prove to have greater commercial potential. In August 2017, we announced a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. In addition, we recently acquired Liquid Genomics and have expanded into the liquid biopsy analysis market and intend to leverage our current sales and marketing efforts to drive provider acceptance and adoption. This and other resource allocation decisions may cause us to fail to capitalize on attractive products or services or market opportunities. Our spending on current and future research and development programs and future products or services may not yield commercially viable products or services, or may fail to optimize the anticipated network effects of NantHealth solutions. If our management team is unable to appropriately prioritize the allocation of our resources among our broad range of products and services in an efficient manner, our business may be adversely affected.
Risks related to our financial condition and capital requirements
We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We were organized as a limited liability company in Delaware and began operations in 2010. In June 2016, we converted to a Delaware corporation. Additionally, our business has operated as part of the larger NantWorks, LLC, or NantWorks, group of affiliated companies. Our limited independent operating history, particularly in light of the increasingly complex and rapidly evolving healthcare and technology markets in which we operate, may make it difficult to evaluate our current business and predict our future performance. In addition, we have acquired numerous companies or businesses over the past three years, including certain assets of NaviNet, and most recently Liquid Genomics. In addition, in August 2017, we sold our provider/patient engagement solutions business to Allscripts. We have had limited experience operating these businesses as a whole and as such, it may be difficult to evaluate our current business and predict our future operating performance. In light of the foregoing, any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these challenges successfully, our business results will suffer.
We have a history of significant losses, which we expect to continue, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $175.2 million, $184.1 million during the years ended December 31, 2017 and 2016, respectively, and $22.2 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $714.1 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer and our liquid tumor profiling business. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.
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

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

•increase our sales and marketing efforts to drive market adoption of NantHealth solutions (including GPS Cancer, our liquid tumor profiling tests and NantHealth software solutions);
•address competitive developments;
•fund development and marketing efforts of any future platforms and solutions;
•expand adoption of GPS Cancer and Eviti platform solutions into critical illnesses outside of oncology;
•acquire, license or invest in complimentary businesses, technologies or service offerings; and
•finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:
•our success in driving adoption of our sequencing and molecular analysis solutions, including GPS Cancer and our liquid tumor profiling tests;
•our success in making our sequencing and molecular analysis solutions reimbursable by payers;
•our ability to achieve revenue growth;
•the cost of expanding our products and service offerings, including our sales and marketing efforts
•our ability to achieve interoperability across all of our acquired businesses, technologies and service offerings to deliver networking effects to our clients;
•the effect of competing technological and market developments;
•costs related to international expansion; and
•the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing additional debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations.
We are involved in pending securities litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
The Company has been named as a defendant in lawsuits arising out of our initial public offering and later public statements.  In March 2017, a number of putative class action securities complaints were filed in U.S. District Court California, naming as defendants the Company and certain of our executive officers and directors. Certain plaintiffs also named as defendants are investment banks who were underwriters in our initial public offering. The complaints generally allege that defendants made material misstatements and omissions in violation of the federal securities laws. The outcomes of litigation are difficult to predict. Plaintiffs may seek recovery of a substantial amount. The monetary and other impact of this action may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve this matter may be significant and divert management's attention from the operations of the Company. We cannot assure you that we will prevail in this lawsuit. If we are ultimately unsuccessful in this matter, we could be required to pay substantial amounts which might materially adversely affect our business, operating results and financial condition. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, Legal Proceedings.

Risks related to our sequencing and molecular analysis solutions
We may not be able to generate sufficient revenue from our sequencing and molecular analysis solutions, including GPS Cancer, our relationships with sequencing and molecular analysis customers, or from our expansion into the liquid tumor profiling market, to achieve and maintain profitability.
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payors and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 3.8%, 2.9% and 0.8% of our total net revenue for the three months ended March 31, 2018, and the years ended December 31, 2017 and 2016, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer into our sequencing and molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.

In addition, our expansion into the liquid tumor profiling market may not be successful and may fail to generate the levels of revenue that we project. The future growth of our market and the success of our liquid tumor profiling test depends on many factors beyond our control, including recognition and acceptance by the scientific community, and the growth, prevalence, and costs of competing methods of tumor analysis. Additionally, our success depends on the ability of our sales organization to successfully sell our liquid tumor profiling tests into these markets.
We are currently not profitable. Even if we succeed in increasing adoption of our sequencing and molecular analysis solutions by physicians, self-insured employers, payers and healthcare providers, and maintaining and creating relationships with our existing and new clients, we may not be able to generate sufficient revenue from sequencing and molecular analysis to achieve profitability.
Sequencing and molecular analysis may have limited utility unless we or third parties are able to successfully establish links between genomic sequencing and expression analysis and disease and treatment pathways.
Full genomic sequencing and expression analysis may have limited utility on a stand-alone basis. We believe the real value is derived by linking genomic sequencing and RNA analysis with disease pathways to help enable the discovery and development of personalized treatments. We do not currently, and do not expect in the future to, engage in research regarding disease pathways or engage in the development or commercialization of specific therapeutics or drugs. Instead, we will rely on third parties to do so. If, however, third-party time and funding is not devoted to determining disease pathways or to discovering, developing and marketing therapeutics or drugs specific to such pathways, sequencing and molecular analysis and GPS Cancer will be perceived to have limited utility and our business may be adversely affected.
Our success will depend on our ability to use rapidly changing genetic data to interpret molecular analysis results accurately and consistently, and our failure to do so would have an adverse effect on our operating results and business.
Our success depends on our ability to provide reliable, high-quality molecular profiling tests that incorporate rapidly-evolving information about the role of genes and gene variants in disease and clinically relevant outcomes associated with those variants. The accuracy and reproducibility we have demonstrated to date may not continue, particularly for clinical samples, as molecular analysis volume increases. Errors, including as a result of molecular analysis failing to detect genomic variants with high accuracy, or omissions, including as a result of failing to or incompletely or incorrectly identify the significance of gene variants, could have a significant adverse impact on our business. Hundreds of genes can be implicated in some disorders, and overlapping networks of genes and symptoms can play a role in multiple conditions. We also rely on clinicians to interpret what we report and to incorporate specific information about an individual patient into the physician’s treatment decision. As a result, a substantial amount of judgment is required in order to interpret testing results for an individual patient and to develop an appropriate patient report. Due to such errors in judgment, patient outcomes may not be improved even if our molecular analysis services perform to our expectations.
The efficiency of sequencing and molecular analysis, including GPS Cancer and our liquid tumor profiling tests, and the results that we achieve depend on the design and operation of our test processes, which use a number of complex and sophisticated biochemical, informatics, optical, and mechanical processes, many of which are highly sensitive to external factors. An operational or technology failure in one of these complex processes or fluctuations in external variables may result in processing efficiencies that are lower than we anticipate or that vary between testing runs. In addition, we regularly evaluate and if necessary, refine our processes. These refinements may initially result in unanticipated issues that further reduce our test run yields or increase the variability of our test run yields. Low test run yields can cause variability in our operating results and damage our reputation. In addition, although we believe GPS Cancer is a comprehensive molecular profiling solution, no solution is fully comprehensive and it will need to be continually improved in line with improvements in science and technology and potential developments by our competitors. If GPS Cancer proves to not be fully comprehensive, customer demand for GPS Cancer may be adversely affected.
GPS Cancer can determine whether specific genes are over- or under-expressed which can affect protein levels and, as a result, cancer phenotype and drug efficacy in a particular patient. Such gene expression can also capture the effect of post-translational modifications, which can have equally significant implications on how a cancer is expressed in a patient and in turn may impact treatment decisions. Our sequencing and molecular analysis solutions (including GPS Cancer and our liquid tumor profiling tests) represent a novel and largely unproven approach to the characterization and monitoring of cancer and may not be accurate based on the evolving understanding of how DNA and RNA analysis relate to disease progression and drug efficacy and resistance. As a result, the marketing, sale and use of our sequencing and molecular analysis solutions could subject us to liability for errors in, misunderstandings of, or inappropriate reliance on, information we provide to physicians or geneticists, and lead to claims against us if someone were to allege that our solutions failed to perform as they were designed, if we failed to correctly interpret results, or if the ordering physician were to misinterpret our results or improperly rely on them when making a clinical decision. A product liability or professional liability claim could result in substantial financial and reputational damage and be costly and time-consuming for us to defend. Although we maintain liability insurance, including for errors and omissions, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim, including an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any liability lawsuit could cause injury to our reputation or cause us to suspend sales of our sequencing and or molecular analysis solutions. The occurrence of any of these events could have an adverse effect on our business, reputation and results of operations.
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
Our sequencing and molecular analysis solutions may never gain significant acceptance in the marketplace and, therefore, may never generate substantial revenue or profits for us. Our ability to achieve commercial market acceptance for our sequencing and molecular analysis solutions will depend on several factors, including:

•our ability to convince key thought leaders, physicians and caregivers and other key oncology stakeholders of the    clinical utility of our entire product offering and its potential advantages over existing sequencing tests, specifically, the advantages of our RNA sequencing, which maps oncology disease pathways versus a patient’s own germline, and our liquid tumor profiling tests;
•the willingness of physicians, self-insured employers, payers and healthcare providers to utilize our sequencing and molecular analysis services; and
•the willingness of commercial third-party payers and government payers to reimburse for our molecular services, the scope and amount of which will affect patients’ willingness or ability to pay for our molecular analysis services and likely heavily influence our customers’ decisions to recommend our molecular analysis services.
Further, today’s most advanced diagnostics tests analyze narrow gene panels that capture only a limited number of the most common gene alterations, as compared to GPS Cancer, which sequences the patient’s whole genome (comparing both a patient’s normal and tumor tissue) and performs RNA sequencing, gene expression and statistical analysis. These narrow gene panels for specific treatments or disease areas are much less expensive than GPS Cancer. Although we believe that the advantages of sequencing the patient’s whole genome for the treatment of cancer, as well as running additional RNA tests, outweigh the costs, key thought leaders, physicians and other caregivers, other key oncology stakeholders and payers may not agree. Further, if advances in the understanding of disease states and pathways do not reveal a benefit to whole genome and RNA in areas beyond cancer then the market potential for our sequencing and molecular analysis services will be limited. Failure to achieve widespread commercial market acceptance for our sequencing and molecular analysis solutions could materially harm our business, financial condition and results of operations.
If we cannot compete successfully with our competitors for our sequencing and molecular analysis solutions, we may be unable to increase or sustain our revenue or achieve and sustain profitability.
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

With the acquisition of Liquid Genomics, we expanded our product offerings to include liquid tumor profiling services and our principal competitors include Guardant Health, Inc., Foundation Medicine, Inc., Genomic Health, Inc. and Biocept, Inc.
Our competitors with respect to GPS Cancer include companies such as Foundation Medicine, Inc., or Foundation Medicine, Caris Life Sciences, Inc., or Caris Life Sciences, Personal Genome Diagnostics, Inc., or Personal Genome Diagnostics, Guardant Health, Inc., and Paradigm Diagnostics, Inc. and Tempus Labs.
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
Additionally, some of our competitors’ molecular analysis tests are being used in FDA clinical trials as companion diagnostics. Because companion diagnostics help identify whether a patient’s disease expresses the molecular target, or biomarker, for the particular drug, they can help ensure the drug’s efficacy and are sometimes required by the FDA to be used with certain drugs. Our molecular analysis solutions may not have the DNA and RNA analysis capability on par with a companion diagnostic to guide therapeutic treatments for certain customers. Further, the FDA requires a companion diagnostic test if a new drug works on a specific genetic or biological target that is present in some, but not all, patients with a certain cancer or disease. Even if it is shown to be on par with FDA-approved companion diagnostics, physicians and payors may still not choose to use our molecular analysis solutions. If physicians and payers utilize and pay for these FDA-approved companion diagnostic tests instead of our solutions, our business may be adversely affected.
Any of these competitors could have technological, financial and market access advantages that are not currently available to us.
The molecular diagnostics industry is subject to rapidly changing technology, which could make sequencing and molecular analysis solutions and other products we may develop or license in the future obsolete.
Our industry is characterized by rapid technological changes, frequent new product introductions and enhancements and evolving industry standards, all of which could make our sequencing and molecular analysis solutions or other products we develop or license obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our clients on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. There have also been advances in methods used to analyze very large amounts of genomic information. We must continuously enhance our products and solutions, and we may also need to develop or license new technologies, to keep pace with evolving standards of care. If we do not update our products and solutions to reflect new scientific knowledge about cancer biology, information about new cancer therapies, or relevant clinical trials, our solutions could become obsolete and our molecular analysis revenue growth would be limited or eliminated, which would have a material adverse effect on our business, financial condition and results of operations.
If we are not able to establish relationships with, or lose the support of, key thought leaders or payers’ key decision makers, it may be difficult to establish products and solutions as a standard of care for patients with cancer, which may limit our revenue growth and ability to achieve profitability.
We are establishing relationships with leading oncology thought leaders and payors’ key decision makers. If we are unable to establish these relationships, or these key thought leaders or payers’ key decision makers determine that the products or services that we develop or license are not clinically or operationally effective or that alternative technologies and services are more effective or cost-efficient, or if they elect to use and promote internally developed products, we would encounter significant difficulty driving adoption of products and solutions and/or validating them as a standard of care, which would limit our revenue growth and our ability to achieve profitability.

Ethical, legal and social concerns related to the use of genomic information could reduce demand for our sequencing and molecular analysis solutions.
Genomic testing, like that conducted using GPS Cancer or our liquid tumor profiling platform, has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genomic information or genomic testing, particularly for those diseases that have no known cure. These concerns may lead patients to refuse to use, or clinicians to be reluctant to order, whole genome genomic tests even if permissible.
Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business. These and other ethical, legal and social concerns may limit market acceptance of our products or reduce the potential markets for products enabled by our sequencing and molecular analysis solutions, either of which could have an adverse effect on our business, financial condition or results of operations.
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
During the year ended December 31, 2017, we derived 10.6% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 10.2% of our revenue through a customer relationship with a major health plan from our acquisition of NaviNet. During the three months ended March 31, 2018, we derived 13.4% of our revenue through this reseller and another 11.1% and 10.6% of our revenue through two of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause upon 12 months’ written notice, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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
Factors that may affect the renewal rate for our offerings and our ability to sell additional solutions include:

•the price, performance and functionality of our offerings;
•the availability, price, performance and functionality of competing solutions;
•our ability to develop complementary applications and services;
•our continued ability to access the pricing and claims data necessary to enable us to deliver reliable data in our cost estimation and price transparency offering to customers;
•the stability, performance and security of our hosting infrastructure and hosting services;
•changes in healthcare laws, regulations or trends; and
•the business environment of our clients, in particular, headcount reductions by our clients.

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

In addition to past investments made in NantHealth solutions, and component systems infrastructure and platforms, we have invested, and will continue to invest, significant resources in research and development and in acquisitions to enhance our existing offerings and introduce new high quality applications and services. For example, we recently expanded into the liquid tumor profiling market through our acquisition of Liquid Genomics. If existing clients are not willing to make additional payments for such new applications or services, or if new clients do not value such new applications or services, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose clients. Our operating results would also suffer if our innovations and acquisitions are not responsive to the needs of our clients, are not appropriately timed with market opportunity or are not effectively brought to market.
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
Our ability to deliver our internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet access and services. Our services are designed to operate without interruption in accordance with our service level commitments. However, we expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center providers and bandwidth providers, to provide our services. We store, process and transport petabytes of data and the nature of our business requires us to scale our storage capacity. In the event we are unable to scale appropriately, we may lose clients or fail to realize the network effects of our system and our business may be impaired. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:

•damage from fire, power loss and other natural disasters;
•communications failures;
•software and hardware errors, failures and crashes;
•security breaches, computer viruses and similar disruptive problems; and
•other potential interruptions.
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
Although our product offerings target the new and emerging market for evidence-based personalized healthcare technology solutions, we compete against a variety of large software vendors and smaller specialized companies, open source initiatives and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•Payer-provider collaboration vendors such as Availity, LLC, Change Healthcare, Inc. (formerly Emdeon), Experian
Information Solutions, Inc. (including its Passport division), Healthx, Inc. and HealthTrio, LLC;
•Medical device data system and device connectivity vendors, such as Qualcomm Technologies, Inc. (formerly
Capsule Tech, Inc.), Cerner Corporation, Bernoulli Enterprise, Inc., General Electric Company and Medical
Information Technology, Inc.; and
•Healthcare information technology decision support vendors such as The Advisory Board Company, Castlight
Health, Inc., or Castlight Health, eviCore healthcare, HealthCatalyst, Inc., or HealthCatalyst, International Business
Machines Corporation, or IBM, Inovalon Holdings, Inc., or Inovalon, and Truven Health Analytics, or Truven
(acquired by IBM).
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
The design, manufacturing, labeling, distribution and marketing of medical devices in the United States are subject to extensive and rigorous regulation by the FDA. Unless an exemption applies, we or our collaborative partners must obtain prior clearance or approval from the FDA for medical devices we intend to commercialize, which can be expensive and uncertain and can cause lengthy delays before we can begin selling our products. We cannot be sure that:

•we or any collaborative partner will make timely filings with the FDA;
•the FDA will act favorably or quickly on these submissions;
•we or any collaborative partner will not be required to submit additional information;
•we or any collaborative partner will not be required to submit an application for premarket approval, rather than a
510(k) premarket notification submission as described below; or
•other significant difficulties and costs related to obtaining FDA clearance or approval will not be encountered.

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
We currently secure all of our rights to our sequencing and molecular analysis solutions, including GPS Cancer, from NantOmics. The prospects for these offerings depend in part on the expertise and financial strength of NantOmics, which is controlled by Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer. We rely on NantOmics to handle certain aspects of our sequencing and molecular analysis solutions, including GPS Cancer, including but not limited to:

•acquiring appropriate and cost-efficient supplies to produce our sequencing and molecular analysis solutions;
•delivering our sequencing and molecular analysis solutions in a timely manner to us;
•continuing to keep our sequencing and molecular analysis solutions up to date and on pace with current clinical and market developments;
•filing, prosecuting and maintaining patents that cover our sequencing and molecular analysis solutions;
•complying with CLIA regulations and maintaining a CLIA license and all other applicable state laboratory licenses, including through periodic inspections; and
•hiring qualified personnel experienced in completing highly complex laboratory tests.

We are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including but not limited to communications with patients and providers such as providing interpretations of the GPS Cancer reports and resolving any disputes, ensuring customer satisfaction, billing and collections and patient and physician engagement. At June 30, 2017 and at December 31, 2016, the Company determined that other than temporary impairments of $33.9 million and $29.8 million, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill. The estimated decline in the fair value of NantOmics was primarily caused by a change in the risk profile of our financial projections for NantOmics resulting from the delay in our GPS revenue growth. If NantOmics is unable to successfully handle its aspects of our sequencing and molecular analysis solutions or we are unable to successfully handle our aspects of delivering our sequencing and molecular analysis solutions, our business will be adversely affected.
If we are unable to renew our agreement with NantOmics or locate a suitable replacement upon expiration of such agreement at comparable prices, our business would be materially and adversely affected.

Our second amended and restated exclusive reseller agreement with NantOmics, as amended, or the Reseller Agreement, expires on December 31, 2020, subject to three potential three-year renewal options if we complete specified projected GPS Cancer test thresholds. Although NantOmics generally does not have the right to terminate prior to that date, we may be unable to renew such agreement or execute a new arrangement at comparable favorable prices to provide us with molecular profiling tests. In addition, we may not be able to achieve our projected renewal thresholds. Furthermore, NantOmics currently has what we believe is the most comprehensive and clinically validated CAP- and CLIA-certified whole genome and RNA laboratory. If we were unable to fulfill our delivery requirements for our sequencing and molecular analysis solutions to our clients, our business would be materially and adversely affected.
Additionally, through our agreement with NantOmics, we purchase our sequencing and molecular analysis solutions, including GPS Cancer, at a discount to market price. We also receive revenue from our sale of NantOmics’ whole genome sequencing and RNA analysis. If we are reimbursed at an amount equal to or less than a certain threshold, our GPS Cancer solution will not be profitable and our business will be materially and adversely affected. Since we expect that pricing pressure from government and third party payers, increasing competition from companies and others offering whole genome sequencing and reductions in the costs of providing whole genome sequencing as technologies mature, will combine to drive the price of whole genome sequencing down, we cannot guarantee that the price we are able to charge for our GPS Cancer solution will continue to yield a profit under the terms of the exclusive reseller agreement.
We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service which could damage our reputation, harm our ability to attract and maintain clients and decrease our revenue.
We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service. These licenses are generally commercially available on varying terms, however it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in providing NantHealth solutions (including Eviti, Navinet apps, Connected Care solutions, and our sequencing and molecular analysis solutions) until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could damage our reputation, harm our ability to attract and maintain clients and decrease our revenue.
We are heavily dependent on our senior management, particularly Dr. Patrick Soon-Shiong, and a loss of a member of our senior management team in the future could harm our business.
If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the continued performance and active participation of certain key individuals, including Dr. Patrick Soon-Shiong, our Chairman, Chief Executive Officer and our principal stockholder. Although we expect Dr. Patrick Soon-Shiong will continue to devote on average at least 20 hours per week to our company, he will continue to primarily focus on NantKwest, Inc., or NantKwest, a publicly-traded, clinical-stage immunotherapy company, of which he is Chairman and Chief Executive Officer. Dr. Patrick Soon-Shiong will also devote time to other companies operating under NantWorks, a collection of multiple companies in the healthcare and technology space that Dr. Patrick Soon-Shiong founded in 2011. We do not believe Dr. Patrick Soon-Shiong has any material conflicting obligations as a result of his involvement with other companies. Additionally, we are dependent on commercial relationships with various other parties affiliated with NantWorks and with Dr. Patrick Soon-Shiong, including NantOmics, as described in Note 18 of the accompanying notes to the Consolidated and Financial Statements, and we may enter into additional relationships in the future. If Dr. Patrick Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all. The risks related to our dependence upon Dr. Patrick Soon-Shiong are particularly acute given his ownership percentage and role in our company. If we were to lose Dr. Patrick Soon-Shiong, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. We have not entered into, nor do we intend to enter into, an employment agreement with Dr. Patrick Soon-Shiong.
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
For example, in January 2016 we acquired NaviNet to bolster our payer platform and in February 2018 we acquired Liquid Genomics to expand into the liquid tumor profiling market. Realizing the benefits of these acquisitions and any future acquisition depend upon the successful integration into our existing operations, and we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not realize the anticipated benefits from any acquired business due to a number of factors, including:

•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•unanticipated costs or liabilities associated with the acquisition;
•difficulty integrating the accounting systems, operations and personnel of the acquired business;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
•difficulty in cross-selling our existing solutions and offerings to the acquired business’ customers;
•diversion of management’s attention from other business concerns;
•adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
•the potential loss of key employees;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of March 31, 2018, the total value of our goodwill and intangible assets, net of accumulated amortization was $187.6 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if the acquisition of NaviNet, Liquid Genomics, or any other business we may acquire in the future fails to meet our expectations, our operating results, business and financial position may suffer.
We cannot assure you that we will be successful in integrating certain assets of NaviNet, Liquid Genomics, or any other businesses or technologies we may acquire. The failure to successfully integrate these businesses could have a material adverse effect on our business, financial condition, or results of operations.
If our new components and enhancements to our test platform do not achieve sufficient market acceptance, our financial results and competitive position will suffer.
We and NantOmics spend substantial amounts of time and money to research and develop new tests and to optimize the utility and value of our tests for physicians and their patients. When we develop a new component or enhancement to our test platform, we typically incur expenses and expend resources upfront to develop, market and promote the new component. Therefore, when we develop and introduce new components or enhancements to our test platform, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our liquid tumor profiling test does not garner widespread market adoption and implementation, our growth prospects, future financial results and competitive position could suffer.
Our new components or enhancements to our test platform and changes to our test platform could fail to attain sufficient market acceptance for many reasons, including:

• our failure to predict physician and patient market demand accurately in terms of test platform functionality and to supply a test platform that meets this demand in a timely fashion;
•delays in releasing to the market our new components or enhancements to our test platform to the market;
• failing to keep our sequencing and molecular analysis solutions up to date and on pace with current clinical and market developments;
• complexity in the implementation or utilization of the new components and enhancements;
• negative publicity about their performance or effectiveness;
• introduction or anticipated introduction of competing test platforms and products by our competitors;
• poor business conditions for our physician customers, causing them to delay IT purchases.

If our new components or enhancements and changes do not achieve adequate acceptance in the market, physician customers and their patients may choose to use a competitor’s platform instead, our competitive position would be impaired, and our revenue would be diminished. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we would have incurred in connection with the new components or enhancements.
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
International operations are subject to a number of other inherent risks, and our future results could be adversely affected by a number of factors, including:

•requirements or preferences for domestic products or solutions, which could reduce demand for our products;
•differing existing or future regulatory and certification requirements;
•management communication and integration problems resulting from cultural and geographic dispersion;
•greater difficulty in collecting accounts receivable and longer collection periods;
•difficulties in enforcing contracts;
•difficulties and costs of staffing and managing non-U.S. operations;
•the uncertainty of protection for intellectual property rights in some countries;
•tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products;
•greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices;

•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•potentially adverse tax consequences, including multiple and possibly overlapping tax structures; and
•political and economic instability, political unrest and terrorism.

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
We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired Liquid Genomics, a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of May 10, 2018, our patent portfolio consists of the following matters relating to our proprietary technology and inventions: (i) four issued U.S. patents, of which three are U.S. utility patents and one is a U.S. design patent; (ii) 13 pending U.S. patent applications; (iii) no issued patents outside the United States; and (iv) two patent applications pending in jurisdictions outside the United States.

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

If we fail to comply with our obligation in any of the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
Licensing of intellectual property rights is important to our business and involves complex legal, business and scientific issues.

Disputes may arise between us and our licensors regarding intellectual property rights subject to a license agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;
•our right to sublicense intellectual property rights to third parties under collaborative development relationships; and
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations.
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
A portion of the data that we obtain and handle for or on behalf of our clients is considered PHI, subject to HIPAA. We are also required to maintain similar business associate agreements with our subcontractors that have access to PHI of our customers in rendering services to us or on our behalf. Under HIPAA and our contractual agreements with our HIPAA-covered entity health plan customers, we are considered a “business associate” to those customers, and are required to maintain the privacy and security of PHI in accordance with HIPAA and the terms of our business associate agreements with our clients, including by implementing HIPAA-required administrative, technical and physical safeguards. We have incurred, and will continue to incur, significant costs to establish and maintain these safeguards and, if additional safeguards are required to comply with HIPAA regulations or our clients’ requirements, our costs could increase further, which would negatively affect our operating results. Furthermore, we cannot guarantee that such safeguards have been and will continue to be adequate. If we have failed, or fail in the future, to maintain adequate safeguards, or we or our agents or subcontractors use or disclose PHI in a manner prohibited or not permitted by HIPAA, our subcontractor business associate agreements, or our business associate agreements with our customers, or if the privacy or security of PHI that we obtain and handle is otherwise compromised, we could be subject to significant liabilities and consequences, including, without limitation:

•breach of our contractual obligations to clients, which may cause our clients to terminate their relationship with us and may result in potentially significant financial obligations to our clients;
•investigation by the federal and state regulatory authorities empowered to enforce HIPAA and other data privacy and security laws, which include the U.S. Department of Health and Human Services, or HHS, the Federal Trade Commission and state attorneys general, and the possible imposition of civil and criminal penalties;
•private litigation by individuals adversely affected by any misuse of their personal health information for which we are responsible; and
•negative publicity, which may decrease the willingness of current and potential future customers to work with us and negatively affect our sales and operating results.
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
As a result, there is significant uncertainty surrounding whether the use of products that incorporate new technology, such as our sequencing and molecular analysis solutions, including GPS Cancer, will be eligible for coverage by commercial third-party payers and government payers or, if eligible for coverage, what the reimbursement rates will be for those products. The fact that a diagnostic product has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic product will remain approved for reimbursement or that similar or additional diagnostic products will be approved in the future. Reimbursement of NGS-based cancer products by commercial third-party payers and government payers may depend on a number of factors, including a payer’s determination that products enabled by our molecular profiling solution are:

•not experimental or investigational;
•medically necessary;
•appropriate for the specific patient;
•cost-effective;
•supported by peer-reviewed publications;
•included in clinical practice guidelines; and
•supported by clinical utility studies.
As a result, our efforts to receive reimbursement on behalf of patients will take a substantial amount of time and may require the development of clinical data to demonstrate the clinical utility of our products and improve patient outcomes, or commercial third-party payers and government payers may never cover or provide adequate payment for our sequencing and molecular analysis solutions, including GPS Cancer, or future molecular profiling tools we license or develop. Our strategy to achieve broad reimbursement coverage is focused on demonstrating the clinical utility and economic benefits of our sequencing and molecular analysis solutions, engaging with thought leaders, oncologists and other caregivers, patient advocacy groups and other key oncology stakeholders and thereby increasing demand. For example, in January 2016, a large health plan announced that it would provide insurance coverage for GPS Cancer, representing the nation’s first such insurance coverage for a whole genome and RNA molecular diagnostic platform. Since that time, additional contracts with other large commercial payers have been signed, and efforts are now underway to pursue single case agreements which yield reimbursements from other non-contracted payers. Even in light of these developments, however, there is no assurance that we will continue to succeed in any of these areas or that, even if we do succeed, we will receive favorable reimbursement decisions. If adequate third-party reimbursement is unavailable we may not be able to maintain price levels sufficient to realize an appropriate return on investment in product development. Furthermore, if a commercial third-party payer or government payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful.

In addition, we are generally considered a “non-contracting provider” by commercial third-party payers because we generally have not entered into specific contracts to provide our molecular analysis services to their covered patients, and as a result we take on primary responsibility for obtaining reimbursement on behalf of patients. If we were to become a contracting provider with additional payers in the future, the amount of overall reimbursement we receive may decrease if we receive less revenue per product that is reimbursed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenue. Further, we may be unable to collect payments from patients beyond that which is paid by their coverage and will experience lost revenue as a result.
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
In March 2010, the ACA was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other things, the ACA:

•requires each medical device manufacturer to pay an excise tax equal to 2.3% of the price for which such manufacturer sells its medical devices. This tax may apply to GPS Cancer and some or all of our products which are in development. The excise tax has been temporarily suspended for calendar years 2016 and 2017, but will be reinstated in 2018 without additional Congressional action.
•mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. In addition, a productivity adjustment is made to the fee schedule payment amount.
•creates initiatives to promote quality indicators in payment methodologies and the coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures.
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
State laws prohibit the practice of medicine without a license. Our Eviti reports delivered to physicians provide information regarding FDA-approved therapies and clinical trials that oncologists may use in making treatment decisions for their patients, and our molecular analysis reports provide detailed DNA and RNA data about a patient and can make personalized therapy recommendations based on that data. We make members of our organization available to clinicians to discuss the information provided in the report. Our customer service representatives provide support to our clients, including assistance in interpreting the results of Eviti and our molecular analysis reports. A governmental authority or third party could allege that the identification of available therapies and clinical trials in our reports and the related customer service we provide constitute the practice of medicine. A state may seek to have us discontinue the inclusion of certain aspects of our reports or the related services we provide or subject us to fines, penalties, or licensure requirements. Any determination that we are practicing medicine without a license may result in significant liability to us and harm to our reputation and/or our Eviti and molecular analysis businesses.
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
As of May 7, 2018, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 64.7% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 84% of the outstanding equity and approximately 99% of the outstanding voting equity as of March 31, 2018. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 64.7% of the voting power of our common stock as of May 7, 2018. Additionally, one of our other directors, Mark Burnett, is an affiliate of NantWorks by virtue of his appointment as a board member to NantBio, Inc., an entity controlled by NantWorks, in May 2016.
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
We can provide no assurances that we will be able to maintain an active, liquid and orderly trading market for our common stock or what the market price of our common stock will be and as a result it may be difficult for you to sell your common stock.
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
The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors. The trading price of the notes and our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including:
•announcements by us or our competitors of new products, significant contracts, commercial relationships or capital commitments and the timing of these introductions or announcements;
•adverse regulatory or reimbursement announcements;

•announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•the results of our efforts to develop additional offerings;
•our dependence on our customers, partners and collaborators;
•regulatory or legal developments in the United States or other countries;
•reimbursement decisions regarding our molecular profiling solutions, including GPS Cancer;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key management or other personnel;
•our ability to successfully commercialize our future products;
•the level of expenses related to any of our products;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•actual or anticipated quarterly variations in our financial results or those of our competitors;
•any change to the composition of the board of directors or key personnel;
•sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;
•changes in the structure of healthcare payment systems;
•commencement of, or our involvement in, litigation, including claims by our equityholders pertaining to our conversion from a Delaware limited liability company into a Delaware corporation or the pending class action litigation;
•general economic, industry and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and
•the other factors described in this “Risk Factors” section.
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
To continue to comply with the requirements of being a public company, we may need to undertake various activities, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. For example, in connection with our preparation of the Consolidated and Combined Financial Statements for the year ended December 31, 2017, several control deficiencies relative to Information Technology general controls were not remediated prior to year end. These deficiencies primarily related to change management controls over our general ledger and financial reporting system. We performed an assessment and determined that it did not rise to the level of a material weakness, but did represent a significant deficiency in our internal control over financial reporting. A control deficiency is considered a significant deficiency if it represents a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.
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
Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting which we may be required to include in our periodic reports that we file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations, or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.
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
We are an “emerging growth company,” as defined in the JOBS Act, and may remain an “emerging growth company” for up to five years following the completion of our initial public offering or December 31, 2021. We would cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering; (ii) the last day of the fiscal year during which we have annual gross revenue of at least $1.07 billion; (iii) the date on which we are deemed to be a ‘‘large accelerated filer’’ under the Exchange Act (we will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (a) more than $700.0 million in outstanding common equity held by our non-affiliates and (b) been public for at least 12 months; the value of our outstanding common equity will be measured each year on the last business day of our second fiscal quarter); or (iv) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We have taken advantage of reduced reporting requirements in our public filings. In particular, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or may be more volatile.
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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 64.7% of the voting power of our common stock, as of May 7, 2018), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders. These provisions include:
•a requirement that special meetings of stockholders be called only by the board of directors, the president or the chief executive officer;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
•We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
•The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•We may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
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
None.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit	Filing	Filed
				Date	Herewith

10.1+	Assignment Agreement, dated February 1, 2018, by and between the Company and NantOmics, LLC.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions filed separately with the Securities and Exchange Commission.

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

NantHealth, Inc.

(Registrant)

Date:	May 10, 2018

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Paul Holt
		Name:	Paul Holt
		Its	Chief Financial Officer
(Principal Financial and Accounting Officer)