Form 10-Q/A
period 2018-03-31
NantHealth, Inc.
filed 2018-07-11
CIK 1566469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37792

NANTHEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3019889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9920 Jefferson Blvd Culver City, California	90232
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (310) 883-1300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company	Smaller reporting company	☐

		Emerging growth company	☒

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

EXPLANATORY NOTE

NantHealth, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 10, 2018. The purpose of this Amendment is to refile a complete copy of Exhibit 10.1, Assignment Agreement, dated February 1, 2018, by and between the Company and NantOmics, LLC (the “Assignment Agreement”) as an exhibit hereto. A redacted version of the Assignment Agreement was filed as Exhibit 10.1 to the original Form 10-Q for the quarter ended March 31, 2018, and the Company filed a request with the Securities and Exchange Commission seeking confidential treatment for the information omitted from this redacted version under Rule 24b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Registrant intends to withdraw its request for confidential treatment for this information.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1#	Assignment Agreement, dated February 1, 2018, by and between the Company and NantOmics, LLC.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3#	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4#	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.
*	Previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, as filed on May 10, 2018.
^	Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, as filed on May 10, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANTHEALTH, INC.

Dated: July 11, 2018	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 11, 2018	By:	/s/ Paul Holt
Paul Holt
Chief Financial Officer
(Principal Financial and Accounting Officer)