Form 10-Q
period 2018-06-30
NantHealth, Inc.
filed 2018-08-09
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2018, the registrant had 109,471,643 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended June 30, 2018

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as GPS Cancer, Liquid GPS, DeviceConX, HBox, Vitality, VitalsConX, NaviNet, NaviNet Open, Eviti, Eviti | Connect, and other marks relating to our product lines are used in this Quarterly Report on Form 10-Q. Solely for convenience, the trademarks and service marks referred to in this Quarterly Report on Form 10-Q are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

•	our ability to generate revenue from sales of products enabled by our molecular and biometric information platforms to physicians in clinical settings;

•	our ability to increase the commercial success of our sequencing and molecular analysis solutions;

•
our plans or ability to obtain reimbursement for our sequencing and molecular analysis solutions, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc. Condensed Consolidated Balance Sheets (Dollars in thousands, except per share amounts)
	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$29,409	$61,660
Accounts receivable, net	18,968	11,491
Inventories	731	839
Deferred implementation costs	11	1,960
Related party receivables, net	860	585
Prepaid expenses and other current assets	6,225	5,358
Total current assets	56,204	81,893
Property, plant, and equipment, net	24,366	18,517
Deferred implementation costs, net of current	4	3,951
Goodwill	115,930	114,625
Intangible assets, net	69,278	69,424
Investment in related party	142,203	156,863
Related party receivable, net of current	1,915	1,727
Other assets	1,874	2,195
Total assets	$411,774	$449,195

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,881	$3,164
Accrued and other current liabilities	11,767	18,134
Deferred revenue	15,218	10,057
Related party payables, net	5,618	4,504
Total current liabilities	37,484	35,859
Deferred revenue, net of current	8,108	7,126
Related party liabilities	14,575	11,500
Related party promissory note	112,666	112,666
Related party convertible note, net	8,156	7,947
Convertible notes, net	77,065	74,845
Deferred income taxes, net	4,419	5,838
Other liabilities	1,180	112
Total liabilities	263,653	255,893

Stockholders' equity
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 109,385,560 and 108,383,602 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively (including 3,490 shares of restricted stock)	11	10
Additional paid-in capital	885,887	886,669
Accumulated deficit	(737,535)	(693,233)
Accumulated other comprehensive loss	(242)	(144)
Total stockholders' equity	148,121	193,302
Total liabilities and stockholders' equity	$411,774	$449,195
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Software-as-a-service related	$16,220	$14,946	$32,386	$29,743
Software and hardware related	885	3,279	2,340	3,877
Maintenance	2,388	3,468	4,835	5,487
Total software-related revenue	19,493	21,693	39,561	39,107
Sequencing and molecular analysis	924	450	1,764	960
Home health care services	1,630	1,371	2,986	2,551
Total net revenue	22,047	23,514	44,311	42,618

Cost of Revenue:
Software-as-a-service related	5,741	5,195	12,342	11,428
Software and hardware related	789	1,024	1,675	2,028
Maintenance	234	129	449	290
Amortization of developed technologies	1,293	1,142	2,466	2,885
Total software-related cost of revenue	8,057	7,490	16,932	16,631
Sequencing and molecular analysis	1,689	1,512	3,120	3,105
Home health care services	836	650	1,599	1,434
Total cost of revenue	10,582	9,652	21,651	21,170

Gross Profit	11,465	13,862	22,660	21,448

Operating Expenses:
Selling, general and administrative	18,388	19,225	39,122	36,660
Research and development	5,889	8,376	11,040	17,302
Amortization of acquisition-related assets	1,054	1,054	2,108	2,108
Total operating expenses	25,331	28,655	52,270	56,070

Loss from operations	(13,866)	(14,793)	(29,610)	(34,622)
Interest expense, net	(4,262)	(4,013)	(8,460)	(7,982)
Other income (expense), net	(1,334)	13	(1,154)	248
Loss from related party equity method investment, including impairment	(2,945)	(38,885)	(6,206)	(43,411)
Loss from continuing operations before income taxes	(22,407)	(57,678)	(45,430)	(85,767)
(Benefit from) provision for income taxes	(601)	18	(1,651)	55
Net loss from continuing operations	(21,806)	(57,696)	(43,779)	(85,822)
Loss from discontinued operations, net of tax	(1,591)	(12,368)	(1,785)	(25,357)
Net loss	$(23,397)	$(70,064)	$(45,564)	$(111,179)

Net loss per share:
Continuing operations
Basic and diluted - common stock	$(0.20)	$(0.48)	$(0.40)	$(0.71)
Discontinued operations
Basic and diluted - common stock	$(0.01)	$(0.10)	$(0.02)	$(0.20)
Total net income (loss) per share
Basic and diluted - common stock	$(0.21)	$(0.58)	$(0.42)	$(0.91)

Weighted average shares outstanding:
Basic and diluted - common stock	109,120,438	121,756,108	108,851,348	121,687,454

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(23,397)	$(70,064)	$(45,564)	$(111,179)
Other comprehensive income (loss) from foreign currency translation gain (loss)	(208)	61	(98)	80
Total other comprehensive income (loss)	(208)	61	(98)	80
Comprehensive loss	$(23,605)	$(70,003)	$(45,662)	$(111,099)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed and Consolidated Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2017	108,383,602	$10	$886,669	$(693,233)	$(144)	$193,302
Modified retrospective adjustment on adoption of ASC 606	—	—	—	1,263	—	1,263
Stock-based compensation	—	—	2,655	—	—	2,655
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	208,344	—	(339)	—	—	(339)
Assignment of NantHealth Labs (formerly Liquid Genomics, see Note 18)	—	—	(3,785)	—	—	(3,785)
Other comprehensive income	—	—	—	—	110	110
Net loss	—	—	—	(22,168)	—	(22,168)
Balance at March 31, 2018	108,591,946	10	885,200	(714,138)	(34)	171,038
Stock-based compensation	—	—	1,808	—	—	1,808
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	793,614	1	(1,657)	—	—	(1,656)
Assignment of NantHealth Labs (formerly Liquid Genomics, see Note 18)	—	—	536	—	—	536
Other comprehensive loss	—	—	—	—	(208)	(208)
Net loss	—	—	—	(23,397)	—	(23,397)
Balance at June 30, 2018	109,385,560	$11	$885,887	$(737,535)	$(242)	$148,121

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018 (2)	2017 (2)
Cash flows from operating activities:
Net loss	$(45,564)	$(111,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,883	16,435
Amortization of debt discounts and deferred financing offering cost	2,429	2,139
Change in fair value of derivatives liability	(2)	(239)
Stock-based compensation	4,432	887
Deferred income taxes, net	(1,785)	375
Provision for bad debt expense	53	198
Inventory provision	—	46
Loss from related party equity method investment including impairment	6,206	43,411
Other non-cash expense	219	—
Impairment of equity securities (see note 10)	1,750	—
Accounts receivable, net	(3,322)	2,205
Inventories	108	6
Related party receivables, net	(463)	(135)
Prepaid expenses and other current assets	1,109	(166)
Deferred implementation costs	34	(1,504)
Accounts payable	1,228	(3,986)
Accrued and other current liabilities	(6,992)	(6,223)
Deferred revenue	929	(3,581)
Related party payables, net	3,830	6,272
Other assets and liabilities	1,338	301
Net cash used in operating activities	(23,580)	(54,738)
Cash flows from investing activities:
Purchase of property and equipment including internal use software	(5,327)	(10,316)
Assignment of NantHealth Labs (formerly Liquid Genomics), net of cash assigned (see Note 18)	68	—
Net cash used in investing activities	(5,259)	(10,316)
Cash flows from financing activities:
Tax payments related to stock issued, net of stock withheld, for vested equity awards	(1,996)	(2,711)
Net cash used in financing activities	(1,996)	(2,711)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(280)	81
Net decrease in cash, cash equivalents and restricted cash	(31,115)	(67,684)
Cash, cash equivalents and restricted cash, beginning of period (1)	62,010	160,703
Cash, cash equivalents and restricted cash, end of period (1)	$30,895	$93,019

	Six Months Ended June 30,
	2018	2017 (2)
Supplemental disclosure of cash flow information:
Interest paid	$2,943	$2,836
Interest received	3	30
Non-cash investing and financing activities:
Purchase of property and equipment (including internal use software)	577	863
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

(1) Cash and cash equivalents included restricted cash of $350 and $1,486 at December 31, 2017 and June 30, 2018, respectively, and $350 at December 31, 2016 and June 30, 2017.
(2) The statements for 2017 and 2018 include cash flows of discontinued operations.

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

On August 25, 2017, the Company sold substantially all of the assets of the Company’s provider/patient engagement solutions business (see Note 3). The sale enabled the Company to focus on its core competencies of genomic sequencing, clinical decision support, connected care and payer engagement.
As of June 30, 2018, the Company conducted the majority of its operations in the United States, Canada, the United Kingdom, and Singapore.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of NantHealth and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operation. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2017. The results of operations of the entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited Consolidated Financial Statements at that date, without retrospective application of ASC 606, Revenue from Contracts with Customers ("ASC 606"). The balance sheets do not include all of the disclosures required by GAAP. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. The adoption of ASC 606 led to the treatment of costs to fulfill certain software and hardware related implementation services being accounted for as single performance obligations with the software and hardware products, and services provided. Classification in prior periods has been conformed to the current period presentation. As a result of the reclassification, we have changed the names of several of our reported product categories. Software and hardware has become Software and hardware related, Software-as-a-service has become Software-as-a-service related, and Other services has become Home health care services.
The Company believes its existing cash, cash equivalents and ability to borrow from affiliated entities will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements based upon the Company’s Chairman and CEO’s intent and ability to support the Company’s operations with additional funds as required. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital were private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“NantCapital”), convertible notes, and its IPO.

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
The Company recorded a decrease of $1,263, net of tax, to the opening accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The most significant changes were to begin recognizing revenues from certain software and hardware implementation projects based on an estimate of percentage of completion, rather than at completion of the contract; to recognize estimated revenues from nursing and therapy services as the services are performed, rather than on final determination of contractual billable amounts; and to capitalize commissions as assets for contracts with performance obligations of more than one year. The adoption also led to certain costs, in relation to Software-as-a-Service ("SaaS") contracts, and previously treated as deferred implementation costs in current and long-term assets, being treated as software developed for internal use. This resulted in an increase of $5,827 of software developed for internal use, being recorded at January 1, 2018 with a corresponding decrease in deferred implementation costs.
On implementing ASC 606, the Company has concluded that its accounts receivable should be reported separately from deferred revenue, therefore the outstanding and unpaid invoices for undelivered services, are not excluded from accounts receivable at June 30, 2018. This led to an increase of $5,247 in accounts receivable and a corresponding increase in deferred revenue at January 1, 2018.
This table summarizes the impact on the Company’s financial statements due to the adoption of ASC 606:

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	As Reported December 31, 2017	Adjustments due to ASC 606	Balance as at January 1, 2018
Balance Sheet
Accounts receivable, net	$11,491	$5,247	$16,738
Deferred implementation costs, current	1,960	(1,960)	—
Prepaid expenses and other current assets	5,358	1,117	6,475
Property, plant, and equipment, net	18,517	5,827	24,344
Deferred implementation costs, net of current	3,951	(3,949)	2
Other assets	2,195	562	2,757
Deferred revenue, current	10,057	3,184	13,241
Deferred revenue, net of current	7,126	2,030	9,156
Deferred income taxes	5,838	367	6,205
The impact of the adoption of ASC 606 as of June 30, 2018 is presented here:

	As of June 30, 2018
	As Reported	Adjustments due to ASC 606	Without new Revenue Standard
Balance Sheet
Accounts receivable, net	$18,968	$(4,456)	$14,512
Deferred implementation costs, current	11	2,368	2,379
Prepaid expenses and other current assets	6,225	(1,359)	4,866
Property, plant, and equipment, net	24,366	(5,907)	18,459
Deferred implementation costs, net of current	4	3,705	3,709
Other assets	1,874	(640)	1,234
Deferred revenue, current	15,218	(2,766)	12,452
Deferred revenue, net of current	8,108	(456)	7,652
Deferred income taxes	4,419	(578)	3,841
The impact of the adoption of ASC 606 during the three and six months ended June 30, 2018 is presented here:

	Three Months Ended June 30, 2018
	As Reported	Adjustments due to ASC 606	Without new Revenue Standard
Statement of Operations
Total net revenue	$22,047	$(821)	$21,226
Cost of revenue	10,582	(47)	10,535
Operating expenses	25,331	11	25,342
(Benefit from) provision for income taxes	(601)	(120)	(721)

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2018
	As Reported	Adjustments due to ASC 606	Without new Revenue Standard
Statement of Operations
Total net revenue	$44,311	$(1,357)	$42,954
Cost of revenue	21,651	(82)	21,569
Operating expenses	52,270	484	52,754
(Benefit from) provision for income taxes	(1,651)	(239)	(1,890)

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

Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue is recognized net of sales taxes collected from customers, which are subsequently remitted to governmental authorities. The Company’s revenue is generated from the following sources:

•
Software-as-a-service (“SaaS”) related - SaaS related revenue is generated from customers’ access to and usage of the Company’s hosted software solutions on a subscription basis for a specified contract term. In SaaS arrangements, the customer cannot take possession of the software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period.

SaaS contracts are accounted for as a single performance obligation, as implementation and hosting services are not distinct. As a result, the Company recognizes all fees, including any up front initial system implementation service fees, or other fees, ratably over time from when the system implementation or deployment services are completed, and where necessary accepted by the customer, over the contract term, as stated, or with consideration of termination for convenience clauses as discussed below.

•
Software and hardware related - Software and hardware related revenue is generated from the license of the Company’s software, on a perpetual basis, the sale of hardware and professional services that are complementary to the software and may or may not be required for the software to function as desired by the customer. The services are generally provided in the form of implementation and training services and do not include maintenance revenue. The software is installed on the customer’s site or the customer’s designated vendor’s site and is not hosted by the Company or by a vendor contracted by the Company. See the section below “Contracts with Software, Hardware, and Implementation Services” for details of management’s judgments and recognition of revenue relating to this category.

•
Maintenance - Maintenance revenue includes ongoing post contract client support (“PCS”) or maintenance on software and hardware during the PCS term. Additionally, PCS includes ongoing development of software updates and upgrades provided to the client on a when-and-if-available basis. Revenue is recognized over the maintenance term.

•
Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and analysis of whole genome DNA, RNA, and proteomic testing under the Company's reseller agreement with NantOmics, LLC ("NantOmics"), and from blood samples via our liquid/blood-based tumor profiling platform through the Company’s subsidiary, NantHealth Labs, Inc. ("NantHealth Labs", previously named Liquid Genomics, Inc.) (see Note 18). Revenue is recognized at a point in time, when reports of results are transferred to the ordering physician, or institution, or when cash is received as described below, or ratably over time for the period of stand-ready obligation to provide blood-based tumor profiling services.

The Company's sequencing and molecular analysis revenue is primarily generated from payments received from commercial third-party payers, hospitals and other provider networks and patients. The Company reports revenue from arrangements with these customers on a gross basis in accordance with ASC 606. When reports are transferred to the ordering physician, or institution, but the Company cannot conclude whether there is a contract with a customer, based on the assessment of collectibility, revenue recognition is deferred until non-refundable payment is received or payment is considered probable.

•
Home health care services - Home health care services revenue includes the sale of nursing and therapy services provided to patients in a home care setting. These revenues are recognized at a point in time or over time, as services are provided.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Certain of the Company’s customer contracts allow for termination for convenience, with advanced notice, without substantive termination penalty. In these cases, the Company has concluded the contract term is equal to the remaining noncancellable period. Such termination rights do not allow for refunds other than prepaid PCS or other services. These provisions do not affect when the Company commences revenue recognition.
The Company has allocated transaction price of $18,461 to unfulfilled performance obligations that are expected to be fulfilled within three years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.
Contracts with Multiple Promises for Goods and Services
The Company engages in various contracts with promises for multiple goods and services, which may generate revenue across any of the sources noted above.
In certain contracts, the Company recognizes its proprietary software, hardware, PCS, results of sequencing and molecular analysis, certain professional services, and other software-related services as distinct performance obligations.
Standalone selling prices (“SSP”) are required to be allocated and revenue recognized for each distinct performance obligation within each contract. The SSP for each performance obligation is determined by considering contracts in which the good or service is sold separately, and other factors including market conditions and the Company’s experience selling similar goods and services, as well as costs and margins achieved. In some cases, to estimate the SSP, the Company first estimates the selling price of each performance obligation for which an SSP is observable and then estimates the SSP of the remaining performance obligation as the residual contractual amount.
Contracts with Software, Hardware, and Implementation Services
The Company has some contracts where it provides implementation services involving significant integration of its licensed software and hardware, with customer networks that maintain patient electronic health records. These contracts represent a single performance obligation to the customer for a combined output due to the significant service of integrating the hardware, software and professional services. Revenue for the single performance obligation is recognized over time based on actual, or estimated, direct implementation labor hours, as a measure of progress.
In certain of those contracts, the Company’s performance also requires significant customization of its licensed software. For such contracts, the Company will also record revenue over time using the percentage of completion method to estimate the satisfaction of its performance obligations. However, where the Company lacks history and experience with certain projects involving the development of software according to customer specified criteria, the Company may be initially unable to reasonably estimate total direct software development labor hours to be expected under the project. As a result, the Company would not be able to reasonably measure its progress toward complete satisfaction of its single performance obligation. As a result, in these contracts, the Company will commence recognizing revenue when it concludes that it can reasonably measure its progress and determine that costs will be recoverable, which is typically at or near the time of the customers' acceptance of the software and the related professional services. At that point, substantially all of the uncertainty related to its ability to reasonably estimate direct labor hours required to satisfy its performance obligations will have been resolved, and the Company will be able to reasonably measure the remaining progress toward complete satisfaction of its remaining professional services obligations. In such cases, the Company will commence recording revenue, at the date of meeting the customer acceptance criteria, with a cumulative catch up for the work performed to date using direct labor hours as a measure of progress consistent with other contracts involving software, hardware and implementation services. Recognition will continue for its performance obligation over the remaining performance period using the same measure of progress. A provision for the entire loss, from such a contract, will be recognized in any period it becomes evident that the contract will not be profitable.
Other contracts for perpetual software licenses, hardware, and implementation services do not include a service of software development or significant integration. Therefore, the perpetual software licenses, hardware, and implementation services are considered separate, distinct performance obligations. Software revenue is recognized upon the later of the license term commencement or the date the software is provided to the customer, hardware revenue is recognized upon delivery, and implementation revenue is recognized over time based on actual, or estimated, direct implementation labor hours as a measure of progress.
The Company delineates between contracts with, or without, a service of significant integration by considering the complexity of the integration services and whether such services can be performed by the customer or another third party. The Company has both reseller arrangements with gross revenue presentation due to the Company’s control of goods and services before transfer to the customer, and others with net revenue presentation due to the reseller’s control of goods and services before transfer to the customer. The Company assesses control in terms of relevant indicators of performance, inventory, and pricing risk, such as which party negotiates pricing with the end customer and which party is ultimately responsible for fulfilling services, transferring goods and services, and ensuring support.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of our fulfillment of performance obligations. There were revenues of $3,895 and $7,966 recognized during the three and six months ended June 30, 2018 that were included in the deferred revenue balance at the beginning of respective the period.

Contract assets are recognized when a contractual performance obligation has been satisfied, but payment is not due until the completion of additional performance obligations, or the right to receive payment becomes unconditional. Contract assets reduced to $655 at June 30, 2018 from $796 at January 1, 2018, due to payments from customers.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $1,343 at June 30, 2018 and $866 at January 1, 2018, and amortization during the three and six months ended June 30, 2018 was $201 and $240, respectively.
Where management is not able to conclude that the costs of a contract will be recovered, costs to obtain the contract are expensed as incurred.
Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for: contracts with an original expected length of one year or less; or where variable consideration, related to the company’s performance, is allocated to goods and services delivered as a series and accounted for as a single performance obligation.
Cost of Revenue
Cost of revenue includes associated salaries and fringe benefits, stock-based compensation, consultant costs, direct reimbursable travel expenses, depreciation related to software developed for internal use, depreciation related to lab equipment, and other direct engagement costs associated with the design, development, sale and installation of systems, including system support and maintenance services for customers. System support includes ongoing client assistance for software updates and upgrades, installation, training and functionality. All service costs, except development of internal use software and deferred implementation costs, are expensed when incurred. Amortization of deferred implementation costs are also included in cost of revenue. Cost of revenue associated with each of the Company’s revenue sources consists of the following types of costs:

•
Software-as-a-service related - SaaS cost of revenue includes personnel-related costs, amortization of deferred implementation, and depreciation of internal use software, and other direct costs associated with the delivery and hosting of the Company's subscription services.

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

•
Sequencing and molecular analysis - Sequencing and molecular analysis cost of revenue includes personnel-related costs associated with fulfillment of these services, including those of the Company's subsidiary, NantHealth Labs, and amounts due to NantOmics under the reseller agreement (see Note 18) for the sequencing and analysis of whole genome, DNA, RNA, and proteomic results. It also includes depreciation of internal use software and lab equipment.

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

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to simplify accounting for nonemployee stock based compensation. Upon adoption of this ASU, in most cases expense recognition for nonemployee stock compensation will be in line with employee stock compensation, using a grant date fair value, without periodic revaluation. This update will become effective for the Company’s annual and interim goodwill impairment tests beginning in the first quarter of 2019, and early adoption is permitted. The Company is still evaluating the impact of this standard update.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This update will become effective for the Company's annual and interim goodwill impairment tests beginning in the first quarter of 2020, and early adoption is permitted. The Company is still evaluating the impact of this standard update.

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

The Company expects that this guidance will have a material impact on the Consolidated Balance Sheets when adopted at January 1, 2019. However, it is not expected to have a material impact on the Consolidated Statements of Operations. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide a new transition method. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to use this method. The Company continues to assess optional practical expedients available and expects to elect certain of those currently available. From initial evaluation, the Company believes the most significant impacts will relate to operating leases of office space and data centers. The Company is implementing new business processes and controls around the review of lease agreements and expects to have calculated the modified retrospective impact to our Consolidated Financial Statements during fiscal 2018.

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

Allscripts conveyed to the Company 15,000,000 shares of Company's common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the acquired Business upon Disposition. Allscripts paid the Company $1,742 of cash consideration as an estimated working capital payment, and the Company recorded a receivable of $1,021 related to final working capital adjustments. The Company is also responsible for fulfilling certain customer service obligations of the Business post-closing. As of June 30, 2018, the Company accrued $2,253 in the Condensed Consolidated Balance Sheet for these obligations, which includes estimates for certain unresolved items.

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of June 30, 2018 and December 31, 2017, the estimated fair value was not material.

During the three and six months ended June 30, 2018, the Company recorded other income of $140 and $337, respectively, associated with the services under the transition services agreement.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The total loss upon sale to Allscripts, at August 25, 2017, consisted of the following:

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

The operating results of the Company's discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Major line items constituting loss from discontinued operations
Net revenue	$—	$2,716	$—	$6,121
Cost of revenue	—	7,020	—	14,531
Selling, general and administrative	1,591	3,719	1,785	7,162
Research and development	—	3,470	—	7,943
Amortization of software license and acquisition-related assets	—	760	—	1,520
Other (income) expense	—	(44)	—	(82)
Loss from sale of Business		—	—	—
Gain from dissolution of a business component	—	—	—	—
Loss from discontinued operations, before income taxes	(1,591)	(12,209)	(1,785)	(24,953)
Provision for income taxes	—	159	—	404
Loss from discontinued operations, net of income taxes	$(1,591)	$(12,368)	$(1,785)	$(25,357)

Cumulative translation adjustment gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the Business, the Company reclassified $117 of cumulative translation adjustment gains from accumulated comprehensive loss to the Company's loss from sale of Business.

The significant operating and investing cash and non-cash items of the discontinued operations included in the unaudited condensed consolidated statements of cash flows for the three and six months ended June 30, 2017 were depreciation and amortization from discontinued operations of $3,551 and $6,906, respectively,
Dissolution of Net.Orange Ltd
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
Note 4. Accounts Receivable, net

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

Previously, accounts receivable, net excluded amounts related to post contract client support (“PCS”) and other services that were billed but not yet delivered at each period end. These undelivered services were also excluded from the deferred revenue balances on the accompanying Condensed Consolidated Balance Sheets. The amount of outstanding and unpaid invoices excluded from both the accounts receivable and deferred revenue balances as of December 31, 2017 was $6,198. Due to implementing ASC 606 outstanding and unpaid invoices for undelivered services, are not excluded from accounts receivable at June 30, 2018 (see Note 2).

Accounts receivable are included on the Condensed Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2018 and December 31, 2017 was $149 and $149, respectively.
Note 5. Inventories
Inventories as of June 30, 2018 and December 31, 2017 consisted of $731 and $839 of finished goods, respectively.

Note 6. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017

Prepaid expenses	$2,150	$2,791
Restricted cash (1)	350	350
Other current assets	3,725	2,217
Prepaid expenses and other current assets	$6,225	$5,358

(1) Additional $1,136 of noncurrent restricted cash as of June 30, 2018, is included in the Company’s Consolidated Balance Sheets as part of Other assets. Current and noncurrent restricted cash consists of funds that are contractually restricted as to usage or withdrawal related to the Company's security deposits in the form of standby letters of credit for leased facilities. No amounts have been drawn upon the letters of credit as of June 30, 2018.

Accrued and other current liabilities of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017

Payroll and related costs	$4,030	$7,051
NaviNet acquisition accrued earnout	850	5,408
Other accrued and other current liabilities	6,887	5,675
Accrued and other current liabilities	$11,767	$18,134

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 7. Property, Plant, and Equipment, net
Property, plant and equipment, net as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017

Computer equipment and software	$13,801	$13,998
Furniture and equipment	3,552	3,211
Leasehold and building improvements	5,284	4,233
Construction in progress	1,649	—
Property, plant, and equipment, excluding internal use software	24,286	21,442
Less: Accumulated depreciation and amortization	(17,062)	(15,248)
Property, plant and equipment, excluding internal use software, net	7,224	6,194
Internal use software	27,655	17,690
Construction in Progress - Internal use software	1,487	629
Less: Accumulated depreciation and amortization, internal use software	(12,000)	(5,996)
Internal use software, net	17,142	12,323
Property, plant, and equipment, net	$24,366	$18,517

Depreciation and amortization expense from continuing operations was $3,037 and $6,107, respectively for the three and six months ended June 30, 2018, of which $2,217 and $4,343, respectively, related to internal use software costs. Depreciation and amortization expense from continuing and discontinued operations was $3,485 and $6,596, respectively, for the three and six months ended June 30, 2017, of which $1,526 and $2,856, respectively, related to internal use software costs.

Amounts capitalized to internal use software for the three and six months ended June 30, 2018 were $1,718 and $3,344, respectively. Amounts capitalized to internal use software for the three and six months ended June 30, 2017 were $3,468 and $4,506, respectively.

Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017

Customer relationships	$52,000	$52,000
Developed technologies	36,700	32,000
Trade name	3,000	3,000
	91,700	87,000
Less: accumulated amortization	(22,422)	(17,576)
Intangible assets, net	$69,278	$69,424

Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations was $2,347 and $4,574, respectively, for the three and six months ended June 30, 2018 and amortization expense from continuing and discontinued operations was $4,619 and $9,839, respectively, for the three and six months ended June 30, 2017.
At February 28, 2018, the Company recorded $4,700 of finite-lived intangible assets and accumulated amortization of $271 related to the assignment of NantHealth Labs (see Note 18). These intangibles are amortized over a period of thirteen years.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of June 30, 2018 is as follows:

Amounts
Remainder of 2018	$4,484
2019	9,150
2020	8,400
2021	8,400
2022	8,400
Thereafter	30,444
Total future intangible amortization expense	$69,278
Note 9. Goodwill
Goodwill as of June 30, 2018 and December 31, 2017 was $115,930 and $114,625, respectively. Goodwill as of December 31, 2017 excluded $16,444 associated with discontinued operations based on the relative fair value of the Business disposed to the total reporting unit as of August 25, 2017 (see Note 3).
On February 28, 2018, the Company recognized $1,305 of goodwill related to the assignment of NantHealth Labs (See Note 18).
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

The Company applies the equity method to account for its investment in NantOmics as the interest in the equity is similar to a partnership interest. Further, the Company has the ability to exert significant influence over the operating and financial policies of the entity since NantWorks controls both NantHealth and NantOmics. The difference between the carrying amount of the investment in NantOmics and the Company’s underlying equity in NantOmics’ net assets relate to both definite and indefinite-lived intangible assets. The Company attributed $28,195 and $14,382 of these differences to NantOmics’ developed technologies and its reseller agreement with the Company, respectively, prior to the application of developed technology intangibles included in NantOmics net assets, and the remaining basis differences were attributed to goodwill, these amounts were recorded as a reduction in the carrying amount of the Company's investment and an increase in its equity method loss. The Company amortizes the basis differences related to the definite-lived intangible assets over the assets’ estimated useful lives and records these amounts as a reduction in the carrying amount of its investment and an increase in its equity method loss.

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

At February 28, 2018, the Company transferred 9,088,362 of the Series A-2 units to NantOmics as consideration for the assignment of NantHealth Labs, Inc. (see Note 18). An additional 564,779 units were transferred by May 31, 2018. This reduced NantHealth's ownership of NantOmics to approximately 13.6%.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. For the three months ended June 30, 2018 and June 30, 2017, the Company recognized equity losses of $2,945 and $38,885, respectively. For the six months ended June 30, 2018 and June 30, 2017, the Company recognized equity losses of $6,206 and $43,411, respectively.

The Company used the following summarized financial information for NantOmics for the six months ended March 31, 2018 and 2017, to record its equity method losses for the six months ended June 30, 2018 and 2017:

	Trailing six months ended March 31
	2018	2017
Revenues	$2,966	$3,806
Gross loss	(6,287)	(3,051)
Loss from operations	(26,684)	(21,654)
Net loss	(44,039)	(31,506)
Net loss attributable to NantOmics	(43,042)	(29,633)
Investment in equity securities without readily determinable fair values
Investment in IOBS
On June 16, 2015, the Company invested $1,750 in Innovative Oncology Business Solutions, Inc. (“IOBS”) in exchange for 1,750,000 shares of IOBS’ Series A preferred stock. IOBS offers community oncology practices an alternative medical home model for oncology patients that improves health outcomes, enhances patient care experiences and significantly reduces costs of care. The shares of preferred stock represent 35.0% of the outstanding equity of IOBS on an as-converted basis. The Company applied the cost method to account for its investment because the preferred stock is not considered in-substance common stock, is not considered a debt instrument, as the Company cannot unilaterally demand redemption of the preferred stock and the preferred stock does not have a readily determinable fair value.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

As of June 30, 2018 and December 31, 2017, IOBS was considered a variable interest entity. The Company is not the primary beneficiary of IOBS because it only has the right to elect two of five directors. All major decisions of IOBS require the majority vote by the members of the board of directors, including decisions made to manage the business including hiring and firing of officers and other critical management functions. Therefore, the Company does not consolidate IOBS.

During July 2018, the management of IOBS informed their board of directors that a transition plan had been agreed to migrate all current customers of the company to a business partner, as IOBS was unable to profitably serve those customers. The management of IOBS continues to seek ways to monetize the intellectual property held by the company, but future cash flows are uncertain. Therefore, the Company has concluded that the investment in IOBS was impaired as of June 30, 2018. Given the level of uncertainty on future cash flows and the limited assets of IOBS available for distribution, the Company has concluded the fair value of the investment is nil as of June 30, 2018 and recognized an impairment charge of $1,750 in Other expenses. No other arrangements exist that could require the Company to provide additional financial support or otherwise expose the Company to a loss.

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
As of June 30, 2018, the remaining life of the Convertible Notes is approximately 42 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.

	Related party	Others	Total
Balance as of June 30, 2018
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,844)	(19,935)	(21,779)
Net carrying amount	$8,156	$77,065	$85,221

Balance as of December 31, 2017
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(2,053)	(22,155)	(24,208)
Net carrying amount	$7,947	$74,845	$82,792

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table sets forth the Company's interest expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Related party	Others	Total	Related party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471	$275	$2,668	$2,943
Amortization of debt discounts	100	957	1,057	203	1,946	2,149
Amortization of deferred financing offering costs	3	135	138	5	275	280
Total convertible notes interest expense	$240	$2,426	$2,666	$483	$4,889	$5,372
Note 12. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$29,409	$29,409	$—	$—
Assets - Marketable securities	1,136	—	1,136	—
Liabilities - Interest make-whole derivative	5	—	—	5

	December 31, 2017
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$57,683	$57,683	$—	$—
Assets - Marketable securities	361	—	361	—
Liabilities - Interest make-whole derivative	7	—	—	7

The Company’s intangible assets and goodwill are initially measured at fair value and any subsequent adjustment to the initial fair value occurs only if an impairment charge is recognized. The fair values of the Company’s marketable securities and cash equivalents (consisting of mainly money market accounts) are based on quoted market prices in active markets with no valuation adjustment.

The Company's investment securities as of June 30, 2018 and December 31, 2017 include certificates of deposit. The fair value of these investments approximate carrying values, and the Company has classified these instruments as Level 2 in the fair value hierarchy. The securities have maturity dates of one to three years.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Level 3 Inputs
In December 2016, the Company issued $107,000 in aggregate principal amount of Convertible Notes due December 15, 2021, of which $10,000 in principal amount, was issued to a related party (see Note 11). The Convertible Notes include an interest make-whole feature whereby if a noteholder converts any of the Convertible Notes one year after the last date of original issuance of the Convertible Notes, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present values of the scheduled payments, computed using a discount rate equal to 2.0%, of interest that would have been made on the Convertible Notes to be converted had such Convertible Notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the Convertible Notes had not been so converted. The Company may pay any interest make-whole payment either in cash or in shares of its common stock, at the Company’s election as described in the Indenture. The Company has determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in the Company's Condensed Consolidated Balance Sheets, with subsequent changes to fair value recorded through earnings at each reporting period as part of other income, net on the Company's Condensed Consolidated Statements of Operations as change in fair value of derivative liability.
The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three and six months ended June 30, 2018:

	March 31, 2018	Additions	Change in fair value	June 30, 2018
Interest make-whole derivative - related party and others	$5	$—	$—	$5

	December 31, 2017	Additions	Change in fair value	June 30, 2018
Interest make-whole derivative - related party and others	$7	$—	$(2)	$5
As of June 30, 2018 and December 31, 2017, the fair value and carrying value of the Company's Convertible Notes were:

	Fair value	Carrying value	Face value

5.5% convertible senior notes due December 15, 2021:
Balance as of June 30, 2018
Related party	$6,735	$8,156	$10,000
Others	65,331	77,065	97,000
	$72,066	$85,221	$107,000
Balance as of December 31, 2017
Related party	$7,327	$7,947	$10,000
Others	71,076	74,845	97,000
	$78,403	$82,792	$107,000

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
Lease Arrangements

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of June 30, 2018 and December 31, 2017, the Company had no material capital leases and the remaining lives of its operating leases ranged from one to ten years.
Rental expense associated with operating leases is charged to expense in the year incurred and is included in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2018, the rental expense was charged to selling, general and administrative expense in the amount of $1,412 and $2,376 respectively. For the three and six months ended June 30, 2017 the amounts from continuing and discontinued operations were $1,261 and $2,515 respectively.
In March and April 2018, the Company had entered into two new real estate leases in Philadelphia and Boston, which increased the Company's future minimum rental commitments. As of June 30, 2018, the Company’s future minimum rental commitments under its noncancelable operating leases are as follows:

Amounts
2018	$3,060
2019	2,571
2020	2,594
2021	2,412
2022	2,394
Thereafter	3,937
Total minimum rental commitments	$16,968
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

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB-were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora, but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. On July 30, 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

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
Real Estate Litigation
On March 9, 2018, PayPal, Inc. (“PayPal”) commenced an action against the Company in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts, for Suffolk County. The action was originally captioned PayPal, Inc. v. NantHealth, Inc., Civil Action No. 18-0780-E. On April 10, 2018, the Superior Court transferred the case to its Business Litigation Section, where it is currently pending and captioned as PayPal, Inc. v. NantHealth, Inc., Civil Action No. 18-0780-BLS1. This action arises out of a Sublease Agreement that PayPal and the Company entered into on or about November 30, 2017. The Sublease Agreement pertained to commercial real estate that PayPal leased at One International Place in Boston, Massachusetts. On January 25, 2018, the Company notified PayPal that it was electing to terminate the Sublease Agreement.

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

On April 12, 2018, the Company filed its answer and jury demand in the action. The parties are currently engaged in discovery, including non-party discovery.  On August 2, 2018, PayPal requested a status conference with the court in order to discuss PayPal’s potential filing of a motion for partial judgment on the pleadings pursuant to Mass. R. Civ. P. 12(c).  A Rule 16 Litigation Control Conference is currently scheduled for August 22, 2018.

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

Note 14. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2018 in continuing operations was a benefit of $601 and $1,651, respectively. For the three and six months ended June 30, 2017 the provision for income taxes in continuing operations was $18 and $55 respectively. The tax provision for income taxes for the three and six months ended June 30, 2018 and June 30, 2017 in continuing operations included an income tax provision for the consolidated group based on an estimated annual effective tax rate.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The effective tax rates for the three and six months ended June 30, 2018 were 2.68% and 3.63% in continuing operations, respectively. The effective tax rates for the three and six months ended June 30, 2017, were 0.03% and 0.06% in continuing operations, respectively. The effective tax rates for the three months ended June 30, 2018 and June 30, 2017 respectively differed from the U.S. federal statutory rates of 21% in 2018 and 34% in 2017 primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, nondeductible expenses, state income taxes, foreign income tax rate differential and the impact of valuation allowance on its deferred tax assets.

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, modifies the rules with respect to the deductibility of certain executive compensation, and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. At June 30, 2018, we have not completed our accounting for the tax effects of the Act. We have made a reasonable estimate of certain effects of the act as of December 31, 2017. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. Our estimates may also be affected as we gain a more thorough understanding of the tax law. These changes would likely not be material to income tax expense given the companies valuation allowance against the U.S. net deferred tax assets.

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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of June 30, 2018 and December 31, 2017, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of June 30, 2018 and December 31, 2017, there were no outstanding shares of preferred stock.
Other Equity Contributions

In December 2016, the Company entered into an agreement to provide genomic and proteomic sequencing and related bioinformatics services to an institution related to cancer research. The agreement provides that the institution pay the Company a fixed per-test fee in exchange for the services to be provided by the Company. A private charitable 501(c)(3) non-profit organization controlled by the Company’s Chairman and CEO also made a charitable gift to the institution in December 2016. The gift does not contractually or otherwise require the institution to use the Company’s molecular profiling solutions or any of the Company’s other products or services. No amounts related to this arrangement have been recognized in the Company’s Condensed Consolidated Balance Sheets or Statements of Operations as of or for the three and six months ended June 30, 2018 or June 30, 2017. During July 2017, the agreement with the institution was canceled.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 16. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30, 2018
	2018	2017	2018	2017
Series C / Restricted Stock:
Research and development	$27	$31	$51	$46
Phantom units:
Cost of revenue	118	204	250	486
Selling, general and administrative	162	788	415	(644)
Research and development	152	(666)	326	(154)
Discontinued operations	—	295	—	1,201
Total phantom units stock-based compensation expense	432	621	991	889
Stock options:
Selling, general and administrative	—	(13)	—	(48)
Restricted Stock Units:
Cost of revenue	9	—	19	—
Selling, general and administrative	1,270	—	3,223	—
Research and development	70	—	148	—
Total restricted stock units stock-based compensation expense	1,349	—	3,390	—
Total stock-based compensation expense	1,808	639	4,432	887
Amount capitalized to internal-use software	116	205	260	729
Total stock-based compensation cost	$1,924	$844	$4,692	$1,616
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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Phantom Unit Plan
On March 31, 2015, the Company approved the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”). The maximum number of phantom units that may be issued under the Phantom Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. As of June 30, 2018, there were 691,625 phantom units outstanding under the Phantom Unit Plan, after giving effect to the 1-for-5.5 reverse stock split, effected in connection with the Company's IPO. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017.

The following table summarizes the activity related to the unvested phantom units during the six months ended June 30, 2018:

	Number of Units	Weighted Average Grant date value per phantom unit
Unvested phantom units outstanding - December 31, 2017	1,292,784	$15.01
Vested	(320,856)	$15.75
Forfeited	(33,863)	$14.61
Unvested phantom units outstanding - March 31, 2018	938,065	$14.76
Vested	(188,426)	$14.24
Forfeited	(58,014)	$14.34
Unvested phantom units outstanding - June 30, 2018	691,625	$14.94

The Company has previously granted phantom units to employees of related companies who are providing services to the Company under the shared services agreement with NantWorks (see Note 18) as well as certain consultants of the Company. No phantom units were granted during the three and six months ending June 30, 2018 or 2017. Stock-based compensation expense for the phantom units issued to these participants is re-measured at the end of each reporting period until the awards vest. All other grants of phantom units have been made to employees of the Company. The Company uses the accelerated attribution method to recognize expense for all phantom units since the awards’ vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.

As of June 30, 2018, the Company had $2,238 of unrecognized stock-based compensation expense related to phantom units which will be recognized over a weighted-average period of 1.1 years. Of that amount, $2,159 of unrecognized expense is related to employee grants with a weighted-average period of 1.1 years and $79 of unrecognized expense is related to non-employee grants with a weighted-average period of 1.5 years.

During the three and six months ended June 30, 2018, the Company issued 114,469 and 318,394 shares, respectively, of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 58,304 and 175,171 shares, respectively, to satisfy tax withholding obligations. The Company made cash payments of $203 and $512 to cover employee withholding taxes upon the settlement of these vested phantom units during the three and six months ended June 30, 2018, respectively. During the three months ended June 30, 2018 the Company also paid $55 to cash-settle 15,653 vested phantom units. During the six months ended June 30, 2018, the Company also paid $55 to cash-settle 15,717 vested phantom units, held by participants of the Phantom Unit Plan based outside of the United States, and to pay cash in lieu of fractional shares for vested units held by participants based in the United States.

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
In April 2018 the Company’s Board of Directors adopted and in June 2018 the Company’s stockholders approved, an amendment to the 2016 Plan, to reserve a further 6,800,000 shares of common stock for issuance pursuant to the 2016 plan. Following the approval of the amendment a total of 12,800,000 shares of common stock were reserved for issuance pursuant to the 2016 plan.
Restricted Stock
The Company issued 10,462 shares of restricted stock under the 2016 Plan on June 1, 2016, in connection with the conversion of the Series C units, of which 3,486 and 3,486 were vested and converted into unrestricted common stock during 2017 and 2016, respectively. As of June 30, 2018, and December 31, 2017, there were 3,490 shares of restricted stock outstanding under the 2016 Plan
Total stock-based compensation expense of $42 is expected to be recognized on a straight-line basis over approximately the next 0.3 years for the unvested restricted stock outstanding as of June 30, 2018. The unrecognized stock compensation relates to nonemployees and the awards are being accounted for pursuant to ASC 505-50. Stock compensation expense for the Series C units/restricted stock issued to the nonemployees is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period.
Stock Options
During the year ended December 31, 2016, the Company issued 500,000 stock options, with an exercise price of $14.00, under the 2016 equity incentive plan, to Mark Burnett, who was a non-employee member of the Company’s Board of Directors until June 2018. The award is being accounted for pursuant to ASC 505-50. Stock compensation expense issued to the nonemployees is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period. The Company has utilized the Black-Scholes option-pricing model to determine the fair value of the stock options.
Mark Burnett did not seek nomination for re-election at the annual meeting of stockholders on June 8, 2018. As a result 125,000 unvested options were terminated.
Restricted Stock Units

The Company intends to settle all vested restricted stock unit payments held by United States-based participants, except for certain awards to the Chief Operating Officer, in shares of the Company’s common stock and classifies these awards as equity awards in its Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States, and those awards agreed with participants to be settled in cash, will be settled in cash and are classified within accrued and other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017.

The following table summarizes the activity related to the unvested restricted stock units during the three and six months ended June 30, 2018:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding - December 31, 2017	3,106,024	$3.43
Vested	(42,717)	4.33
Forfeited	(147,186)	3.39
Unvested restricted stock units outstanding - March 31, 2018	2,916,121	$3.42
Vested	(1,222,745)	3.42
Forfeited	(43,812)	3.39
Unvested phantom units outstanding - June 30, 2018	1,649,564	$3.42

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company recognized compensation expense related to restricted stock units of $1,349, and $3,390 for the three and six months ended June 30, 2018 respectively, and nil for the three and six months ended June 30, 2017. Unrecognized compensation expense related to unvested restricted stock units was $5,108 at June 30, 2018, which is expected to be recognized as expense over the weighted-average period of 1.8 years.

During the three and six months ended June 30, 2018, the Company issued 756,930 and 769,647 shares, respectively, of common stock to participants of the Equity Incentive Plan based in the United States, after withholding approximately 423,075, to satisfy tax withholding obligations. The Company made cash payments of $1,434 to cover employee withholding taxes upon the settlement of these vested restricted stock units during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2018 the Company also paid $144 and $245, respectively, to cash-settle 42,740 and 72,739 vested restricted stock units, held by participants of the 2016 Plan based outside of the United States, to pay cash in lieu of fractional shares for vested units held by participants based in the United States, and by agreement with the Chief Operating Officer in relation to certain grants made to him.
Note 17. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock and redeemable common stock for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30, 2018
	2018	2017	2018	2017
	Common Stock	Common Stock	Common Stock	Common Stock
Net loss per share numerator:
Net loss from continuing operations	$(21,806)	$(57,696)	$(43,779)	$(85,822)
Net loss from discontinued operations	(1,591)	(12,368)	(1,785)	(25,357)
Net loss for basic and diluted net loss per share	$(23,397)	$(70,064)	$(45,564)	$(111,179)
Weighted-average shares for basic net loss per share	109,120,438	121,756,108	108,851,348	121,687,454
Effect of dilutive securities	—	—	—	—
Weighted-average shares for dilutive net loss per share	109,120,438	121,756,108	108,851,348	121,687,454
Basic and diluted net loss per share from continuing operations	$(0.20)	$(0.48)	$(0.40)	$(0.71)
Basic and diluted net loss per share from discontinued operations	$(0.01)	$(0.10)	$(0.02)	$(0.20)
Basic and diluted total net loss per share	$(0.21)	$(0.58)	$(0.42)	$(0.91)
The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2018	2017
Unvested restricted stock	3,490	6,976
Unvested phantom units	691,625	3,515,718
Unvested restricted stock units	1,649,564	—
Unexercised Stock options	—	500,000
Convertible notes	8,815,655	8,815,655

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 18. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three and six months ended June 30, 2018, the Company incurred $390 and $1,433 of expenses respectively, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net. During the three and six months ended June 30, 2017, the Company incurred $1,680 and $3,065 of expenses, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. Additionally, the Company incurred $101 of expenses during three and six months ended June 30, 2018, related to research and development services provided by NantWorks and affiliates. The Company incurred $219 and $239 of expenses during the three and six months ended June 30, 2017, related to research and development services provided by NantWorks and affiliates.
Related Party Receivables and Payables
As of June 30, 2018 and December 31, 2017, the Company had related party receivables, net of related party payables of $2,775 and $2,312, respectively, primarily consisting of a receivable from Ziosoft KK of $2,082, which was related to the sale of Qi Imaging. As of June 30, 2018 and December 31, 2017 the Company had related party payables, net of receivables balances, and related party liabilities of $20,193 and $16,004, respectively, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below) and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

On December 18, 2017, the Company and NantOmics executed Amendment No. 1 to the Second Amended Reseller Agreement. The Second Amended Reseller Agreement was amended to allow fee adjustments with respect to services completed by NantOmics between the amendment effective date of October 1, 2017 to June 30, 2018.
As of June 30, 2018 and December 31, 2017, the Company has $1,493 and $419, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three and six months ended June 30, 2018, $1,086 and $2,262 of direct costs were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three and six months ended June 30, 2017, $1,163 and $2,388 of direct costs were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P., an entity affiliated with the Company's Chairman and CEO Dr. Patrick Soon-Shiong (“Cambridge”), to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 11). The accrued and unpaid interest on the convertible notes was $24 and $24 at June 30, 2018 and December 31, 2017, respectively, as part of current related party liabilities on the Condensed Consolidated Balance Sheet.
Assignment of NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.)
On July 5, 2018 Liquid Genomics, Inc. filed a certificate of amendment to its certificate of incorporation with the secretary of state for Delaware to change its name to NantHealth Labs, Inc. ("NantHealth Labs").

On February 28, 2018, the Company acquired 100% of the equity of NantHealth Labs, a company that provides liquid biopsy analysis of gene expressions and mutations using cell-free RNA and DNA, pursuant to an assignment agreement dated February 1, 2018 between the Company and NantOmics, a related party. The purchase price for the acquisition consisted of 9,088,362 Series A-2 units of NantOmics previously owned by the Company that were transferred at the closing plus 564,779 of Series A-2 units of NantOmics owned by the Company that were transferred to NantOmics during May, 2018.

The Company and NantOmics are controlled by the Company's Chairman and CEO, therefore no gain or loss was recognized on the transaction. The difference in the purchase price and the historical cost of the assets and liabilities acquired was recorded as a distribution from equity at the assignment date. The transaction did not cause a material change in the reporting entity, and the Company has not retrospectively adjusted its previously issued financial statements. The consolidation of NantHealth Labs at February 28, 2018 added $148 and $196, respectively, to the Company's sequencing and molecular analysis revenue for the three months and six months ending June 30, 2018. This revenue was substantially all earned from agreements with affiliates, described below. As a result of consolidating NantHealth Labs at February 28, 2018, net loss of the Company increased by $697 during the six months ended June 30, 2018.

Amounts
NantOmics Series A-2 shares transferred, or to be transferred, to NantOmics	$8,956
Assets and liabilities of NantHealth Labs at assignment:
Goodwill	1,305
Intangible asset	4,429
Other assets	251
Liabilities assumed	(814)
Net assets acquired at assignment	5,171
Recorded as distribution from additional paid-in capital	$3,785
Liquid Tumor Profiling Services Agreements
In March 2018, NantHealth Labs, a wholly-owned subsidiary of the Company, and NantKwest, Inc. ("NantKwest"), an affiliate, entered into agreements whereby NantHealth Labs is providing liquid tumor profiling services to NantKwest for clinical trials, on an annual, stand-ready, basis from the date of the first test of each participant, with revenues recognized ratably over time for the period of the stand-ready obligation.

In June 2018, NantHealth Labs entered into similar agreements to provide liquid tumor profiling services to, Altor BioScience ("Altor"), NantCell, Inc. ("NantCell"), and NantBioScience, Inc. ("NantBio"), all affiliates of the Company.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Under these agreements, the Company recorded $137 and $182 of revenue during the three and six months ended June 30, 2018, respectively. As of June 30, 2018, the Company has $530 of accounts receivable from related parties and $315 of deferred revenue due to these agreements.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note was originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes (see Note 11). No other terms of the promissory note were changed. As of June 30, 2018 and December 31, 2017, the total principal and interest outstanding on the note amounted to $127,243 and $124,166, respectively. The accrued and unpaid interest on the note was $14,577 and $11,500, respectively as of June 30, 2018 and December 31, 2017, as part of non current related party liabilities on the Condensed Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval, and as of June 30, 2018, there was no outstanding balance on the promissory note.
On August 8, 2018, the Company executed an additional promissory note in favor of NantCapital. (see Note 19).

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 19. Subsequent Events
Related Party Promissory Note
On August 8, 2018, the Company executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, interest payments on outstanding amounts are due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows the Company to request advances, up to a maximum commitment of $100,000. Advances can be requested of up to $10,000 per calendar quarter until March 31, 2019 and following that, up to $20,000 per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes (see Note 11). The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%.

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
Overview
We are a leading next-generation, evidence-based, personalized healthcare company focused on enabling our clients to fundamentally change the diagnosis, treatment and pharmacoeconomics of cancer and other critical illnesses. We believe a molecular-driven, systems-based approach to making clinical treatment decisions based on large-scale, real time biometric and phenotypical data will become the standard of care initially for patients with cancer and, ultimately, other critical illnesses. We derive revenue from selling molecular sequencing and analysis services (including our unique, Comprehensive GPS Cancer test, for which we obtained exclusive rights from an affiliate that provides sequencing and analysis of tumor & normal samples and our liquid/blood-based tumor profiling test service, Liquid GPS, which analyzes cell-free DNA (cfDNA) and cell-free RNA (cfRNA)), and from selling software solutions to healthcare payers, self-insured employers and healthcare systems.
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
Since our inception, we have devoted substantially all of our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch of our GPS Cancer business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of June 30, 2018, our accumulated deficit was approximately $737.5 million. We expect to continue to incur operating losses over the near term as we drive adoption of our molecular sequencing and analysis solutions (including GPS Cancer), expand our commercial operations, and invest further in NantHealth solutions.
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

2018 Acquisition of Liquid Genomics, Inc.
On February 28, 2018, we acquired 100% of the equity of NantHealth Labs, Inc. (“NantHealth Labs”, formerly Liquid Genomics, Inc.), a company that provides liquid biopsy analysis of gene expressions and mutations using cell free RNA and DNA, pursuant to an assignment agreement dated February 1, 2018 between the Company and NantOmics, LLC a related party. The purchase price for the acquisition consisted of 9,088,362 Series A-2 units of NantOmics previously owned by the Company that were transferred at the closing plus 564,779 of Series A-2 units of NantOmics owned by the Company that was transferred to NantOmics as of May 31, 2018.

We believe that we have a substantial opportunity to leverage NantHealth Labs' testing as a complementary offering to our current portfolio of sequencing and molecular analysis solutions. There are significant synergies available and we intend to leverage our current sales and marketing efforts to drive provider acceptance and adoption. A key value proposition for liquid biopsy tests is ease of use (e.g., no tissue biopsy necessary, and fast delivery time). This complements our GPS Cancer test by enabling repeated measurement and monitoring of select biomarker response to therapy. NantHealth Labs services are provided under the "Liquid GPS" brand.
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

Non-GAAP net loss from continuing operations excludes the effects of (1) loss from equity method investments, (2) stock based compensation expense, (3) intangible amortization, (4) corporate restructuring expenses, (5) acquisition related compensation expense (6) acquisition related sales incentives, which have been recorded as contra revenue, (7) change in fair value of derivatives liability, (8) non-cash interest expense related to convertible notes, (9) securities litigation costs, (10) impairment of investments without readily determinable fair value, and (11) the impacts of certain income tax benefits and provisions from non-operating activity.

The following table reconciles Net loss from continuing operations to Net loss from continuing operations - Non-GAAP and Shares outstanding to Shares outstanding - Non-GAAP for the three and six months ended June 30, 2018 and 2017 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30, 2018
	2018	2017	2018	2017
Net loss from continuing operations	$(21,806)	$(57,696)	(43,779)	(85,822)
Adjustments to GAAP net loss:
Loss from related party equity method investment including impairment loss	2,945	38,885	6,206	43,411
Stock-based compensation expense from continuing operations	1,808	344	4,432	(314)
Corporate restructuring from continuing operations	—	1,392	—	1,589
Acquisition related sales incentive	425	671	570	1,334
Change in fair value of derivatives liability	(1)	(24)	(1)	(239)
Non-cash interest expense related to convertible notes	1,235	1,088	2,429	2,139
Intangible amortization from continuing operations	2,347	2,196	4,574	4,993
Securities litigation costs	749	—	823	—
Impairment of equity securities	1,750	—	1,750	—
Tax benefit resulting from certain non-cash tax items	(599)	—	(1,706)	—
Total adjustments to GAAP net loss from continuing operations	10,659	44,552	19,077	52,913
Net loss - Non-GAAP from continuing operations	$(11,147)	$(13,144)	$(24,702)	$(32,909)

Weighted average shares outstanding	109,120,438	121,756,108	108,851,348	121,687,454

Net loss per share from continuing operations - Non-GAAP	$(0.10)	$(0.11)	$(0.23)	$(0.27)

The following table reconciles net loss from continuing operations per common share to net loss per common share from continuing operations Non-GAAP for the three months ended June 30, 2018 and 2017 (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss per common share from continuing operations	$(0.20)	$(0.48)	$(0.40)	$(0.71)
Adjustments to GAAP net loss per common share from continuing operations:
Loss from related party equity method investment including impairment loss	0.03	0.32	0.06	0.36
Stock-based compensation expense from continuing operations	0.02	—	0.04	—
Corporate restructuring from continuing operations	—	0.01	—	0.01
Acquisition related sales incentive	—	0.01	0.01	0.01
Change in fair value of derivatives liability	—	—	—	—
Non-cash interest expense related to convertible notes	0.01	0.01	0.02	0.02
Intangible amortization from continuing operations	0.02	0.02	0.03	0.04
Securities litigation costs	0.01	—	0.01	—
Impairment of equity securities	0.02	—	0.02	—
Tax benefit resulting from certain non-cash tax items	(0.01)	—	(0.02)	—
Total adjustments to GAAP net loss per common share from continuing operations	0.10	0.37	0.17	0.44
Net loss per common share from continuing operations - Non-GAAP	$(0.10)	$(0.11)	$(0.23)	$(0.27)

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

Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and analysis of DNA and RNA from tumor and normal samples and from blood samples via our liquid/blood-based tumor profiling platform. We recognize revenue upon the delivery of the analysis and reporting of the results to the ordering physician, or institution, or on a cash basis when we cannot conclude that a contract has been established.

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

We expect to continue to grow our investment in selling and other related expenses supporting future growth in our molecular sequencing and analysis services, including GPS Cancer and Liquid GPS, as well as expanding our brand. We continue to review our other selling, general and administrative investments and expect to drive cost savings through greater efficiencies and synergies across our company. Additionally, we expect to continue to incur additional costs for legal, accounting, insurance, investor relations and other costs associated with operating as a public company. These increases include additional costs we expect to incur associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies as well as increased costs for directors’ and officers’ liability insurance and an enhanced investor relations function. However, we expect our selling, general and administrative expense to decrease as a percentage of revenue over the long term as our revenue increases and we realize economies of scale.

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

Other Income (expense), net
Other income (expense), net consists primarily of unrealized and realized gains (losses), dividend income on our cash equivalent financial instruments, change in fair value of derivative liability, impairment of equity securities and other non-recurring items.
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

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Software-as-a-service related	$16,220	$14,946	$32,386	$29,743
Software and hardware related	885	3,279	2,340	3,877
Maintenance	2,388	3,468	4,835	5,487
Total software-related revenue	19,493	21,693	39,561	39,107
Sequencing and molecular analysis	924	450	1,764	960
Home health care services	1,630	1,371	2,986	2,551
Total net revenue	22,047	23,514	44,311	42,618

Cost of Revenue:
Software-as-a-service related	5,741	5,195	12,342	11,428
Software and hardware related	789	1,024	1,675	2,028
Maintenance	234	129	449	290
Amortization of developed technologies	1,293	1,142	2,466	2,885
Total software-related cost of revenue	8,057	7,490	16,932	16,631
Sequencing and molecular analysis	1,689	1,512	3,120	3,105
Home health care services	836	650	1,599	1,434
Total cost of revenue	10,582	9,652	21,651	21,170

Gross Profit	11,465	13,862	22,660	21,448

Operating Expenses:
Selling, general and administrative	18,388	19,225	39,122	36,660
Research and development	5,889	8,376	11,040	17,302
Amortization of acquisition-related assets	1,054	1,054	2,108	2,108
Total operating expenses	25,331	28,655	52,270	56,070

Loss from operations	(13,866)	(14,793)	(29,610)	(34,622)
Interest expense, net	(4,262)	(4,013)	(8,460)	(7,982)
Other income (expense), net	(1,334)	13	(1,154)	248
Loss from related party equity method investment, including impairment	(2,945)	(38,885)	(6,206)	(43,411)
Loss from continuing operations before income taxes	(22,407)	(57,678)	(45,430)	(85,767)
(Benefit from) provision for income taxes	(601)	18	(1,651)	55
Net loss from continuing operations	(21,806)	(57,696)	(43,779)	(85,822)
Loss from discontinued operations, net of tax	(1,591)	(12,368)	(1,785)	(25,357)
Net loss	$(23,397)	$(70,064)	$(45,564)	$(111,179)

Net loss per share:
Continuing operations
Basic and diluted - common stock	$(0.20)	$(0.48)	$(0.40)	$(0.71)

Discontinued operations
Basic and diluted - common stock	$(0.01)	$(0.10)	$(0.02)	$(0.20)

Total net income (loss) per share
Basic and diluted - common stock	$(0.21)	$(0.58)	$(0.42)	$(0.91)
Weighted average shares outstanding:
Basic and diluted - common stock	109,120,438	121,756,108	108,851,348	121,687,454

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Software-as-a-service related	73.6%	63.6%	10.9%	12.9%
Software and hardware related	4.0%	13.9%	5.3%	9.1%
Maintenance	10.8%	14.7%	10.9%	12.9%
Total software-related revenue	88.4%	92.3%	89.3%	91.8%
Sequencing and molecular analysis	4.2%	1.9%	4.0%	2.3%
Home health care services	7.4%	5.8%	6.7%	5.9%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue:
Software-as-a-service related	26.0%	22.1%	27.9%	26.8%
Software and hardware related	3.6%	4.4%	3.8%	4.8%
Maintenance	1.1%	0.5%	1.0%	0.7%
Amortization of developed technologies	5.8%	4.9%	5.5%	6.7%
Total software-related cost of revenue	36.5%	31.9%	38.2%	39.0%
Sequencing and molecular analysis	7.7%	6.4%	7.0%	7.3%
Home health care services	3.8%	2.7%	3.6%	3.4%
Total cost of revenue	48.0%	41.0%	48.9%	49.7%

Gross Profit	52.0%	59.0%	51.1%	50.3%

Operating Expenses:
Selling, general and administrative	83.4%	81.8%	88.2%	86.0%
Research and development	26.7%	35.6%	24.9%	40.6%
Amortization of acquisition-related assets	4.8%	4.5%	4.8%	4.9%
Total operating expenses	114.9%	121.9%	117.9%	131.5%

Loss from operations	(62.9)%	(62.9)%	(66.8)%	(81.2)%
Interest expense, net	(19.3)%	(17.1)%	(19.1)%	(18.7)%
Other income (expense), net	(6.1)%	0.1%	(2.6)%	0.6%
Loss from related party equity method investment, including impairment	(13.3)%	(165.4)%	(14.0)%	(101.9)%
Loss from continuing operations before income taxes	(101.6)%	(245.3)%	(102.5)%	(201.2)%
(Benefit from) provision for income taxes	(2.7)%	0.1%	(3.7)%	0.2%
Net loss from continuing operations	(98.9)%	(245.4)%	(98.8)%	(201.4)%
Loss from discontinued operations, net of tax	(7.2)%	(52.6)%	(4.0)%	(59.5)%
Net loss	(106.1)%	(298.0)%	(102.8)%	(260.9)%

Comparison of Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Software-as-a-service related	$16,220	$14,946	$32,386	$29,743	$1,274	8.5%	$2,643	8.9%
Software and hardware related	885	3,279	2,340	3,877	(2,394)	(73.0)%	(1,537)	(39.6)%
Maintenance	2,388	3,468	4,835	5,487	(1,080)	(31.1)%	(652)	(11.9)%
Total software-related revenue	19,493	21,693	39,561	39,107	(2,200)	(10.1)%	454	1.2%
Sequencing and molecular analysis	924	450	1,764	960	474	105.3%	804	83.8%
Home health care services	1,630	1,371	2,986	2,551	259	18.9%	435	17.1%
Total net revenue	$22,047	$23,514	$44,311	$42,618	$(1,467)	(6.2)%	$1,693	4.0%
Comparison of the three month periods ended June 30, 2018 and 2017
Total revenue decreased $1.5 million, or 6.2% for the three months ended June 30, 2018 compared to the prior year period. The primary driver of this decrease was a $2.2 million decrease in total software-related revenue, offset partially by a $0.5 million increase in sequencing and molecular analysis revenue. Adoption of the new revenue recognition standard, ASC 606 positively impacted the total revenue by $0.8 million.
Total software-related revenue (including software and hardware related, SaaS and maintenance) decreased by $2.2 million or 10.1% for the three months ended June 30, 2018, primarily driven by decreased DeviceConX software and hardware revenue.
SaaS related revenue increased by $1.3 million, or 8.5% for the three months ended June 30, 2018, primarily driven by NaviNet SaaS revenue. Adoption of the new revenue recognition standard resulted in an additional $0.2 million.
Software and hardware related revenue decreased $2.4 million, or 73% for the three months ended June 30, 2018, compared to the prior year. This decrease was due to the timing of a large DeviceConX customer contract completed and recognized in the prior year period. The prior year period revenue was recognized under the old revenue recognition standard which deferred all revenue until the completion of implementation. Adoption of the new revenue recognition standard positively impacted software and hardware by $0.5 million. Our software and hardware related revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX customers and our revenue recognition for those arrangements.
Maintenance revenue decreased $1.0 million, or 31.1% for the three months ended June 30, 2018, compared to the prior year. This decrease was due to the timing of a large DeviceConX customer contract completed and recognized in the prior year period. The prior year period revenue was recognized under the old revenue recognition standard which deferred all revenue including maintenance until the completion of implementation. This decrease was partially offset by a larger customer base of DeviceConX post contract support maintenance services compared to the prior year period.
Sequencing and molecular analysis revenue increased $0.5 million, or 105.3% for the three months ended June 30, 2018, compared to the prior year. This increase was primarily driven by a volume growth of GPS samples sequenced and recognized as revenue, resulting from receiving reimbursement from non-contracted payers, from deliveries for patients covered by a contract payer of the GPS Cancer test, by recognition of revenues related to a research collaboration agreement, and by the inclusion of $0.1 million of Liquid GPS revenue in the current year. Currently, we recognize revenue from clients with executed contracts, and from clients without a contractual agreement where we recognize revenue on a cash basis given the uncertainty over reimbursement. As the company gains additional insurance coverage, including coverage under government insurance programs, we expect to be able to reduce the portion of GPS revenue which is recognized on a cash basis.

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

In parallel with the private payer activities described above, we are also making extensive efforts to achieve coverage from governmental programs such as Medicare, using approval pathways including FDA in-vitro medical device clearance. Those activities are ongoing, but have uncertainty on the timelines as to formal approval.
Home health care services increased $0.3 million, or 18.9%, for the three months ended June 30, 2018, driven by a slight growth in our customer base.
Comparison of the six month periods ended June 30, 2018 and 2017
Total revenue increased $1.7 million, or 4.0%, for the six months ended June 30, 2018 compared to the prior period. The primary drivers of this increase were increases of $0.8 million in sequencing and molecular analysis, $0.5 million in total software-related revenue, and $0.4 million in home health care services. Adoption of the new revenue recognition standard, ASC 606 positively impacted the total revenue by approximately $1.3 million.
Our total software-related revenue (including software and hardware, SaaS and maintenance) increased $0.5 million, or 1.2%, for the six months ended June 30, 2018, compared to the prior year period. The increase was primarily driven by SaaS revenue from our NaviNet solutions, offset partially by a decrease in our DeviceConX software and hardware related revenue.
SaaS related revenue increased $2.6 million, or 8.9% for the six months ended June 30, 2018 compared to the prior year. This increase was primarily driven by increased NaviNet SaaS revenue and the adoption of the new revenue recognition standard which resulted in an additional $0.5 million.
Software and hardware related revenue decreased $1.5 million, or 39.6% for the six months ended June 30, 2018, compared to the prior year. The main contributing factor for this decrease was the timing of a large DeviceConX customer contract completed and recognized in the prior year. The prior year period revenue was recognized under the old revenue recognition standard which deferred all revenue until the completion of implementation. Adoption of the new revenue recognition standard which resulted in an additional $0.6 million. Our software and hardware related revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX customers and our revenue recognition for those arrangements.
Maintenance revenue decreased $0.7 million, or 11.9% for the six months ended June 30, 2018 compared to the prior year period. This decrease was due to the timing of a large DeviceConX customer contract completed and recognized in the prior year period. The prior year period revenue was recognized under the older revenue recognition standard which deferred all revenue including maintenance until the completion of implementation. The decrease was partially offset by an increase in size of the customer base for DeviceConX post contract support maintenance service compared to the prior year.
Sequencing and molecular analysis revenue increased $0.8 million, or 83.8% for the six months ended June 30, 2018 compared to the prior year period. This increase was primarily driven by a volume growth of GPS samples sequenced and recognized as revenue resulting from receiving reimbursement from non-contracted payers, from deliveries for patients covered by a contract payer of the GPS test, by recognition of revenues related to a research collaboration agreement, and by the inclusion of $0.2 million of Liquid GPS revenue in the current year. Currently, we recognize revenue from clients with executed contracts, and from clients without a contractual agreement where we recognize revenue on a cash basis given the uncertainty over reimbursement. As the Company gains additional insurance coverage, including coverage under government insurance programs, we expect to be able to reduce the portion of sequencing and molecular analysis revenue which is recognized on a cash basis.

Home health care services increased $0.4 million, or 17.1% for the six months ended June 30, 2018 compared to the prior year period. This increase was mainly due to a slight growth in our customer base as well as the adoption of the new revenue recognition standard.
Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30, 2018
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Software-as-a-service related	$5,741	$5,195	$12,342	$11,428	$546	10.5%	$914	8.0%
Software and hardware related	789	1,024	1,675	2,028	(235)	(22.9)%	(353)	(17.4)%
Maintenance	234	129	449	290	105	81.4%	159	54.8%
Amortization of developed technologies	1,293	1,142	2,466	2,885	151	13.2%	(419)	(14.5)%
Total software-related cost of revenue	8,057	7,490	16,932	16,631	567	7.6%	301	1.8%
Sequencing and molecular analysis	1,689	1,512	3,120	3,105	177	11.7%	15	0.5%
Home health care services	836	650	1,599	1,434	186	28.6%	165	11.5%
Total cost of revenue	$10,582	$9,652	$21,651	$21,170	$930	9.6%	$481	2.3%
Comparison of the three month periods ended June 30, 2018 and 2017
Total cost of revenue increased $0.9 million, or 9.6%, for the three months ended June 30, 2018 compared to the prior year period. This increase was primarily driven by an increase in depreciation expense for the capitalized internal use software for SaaS included in the cost of SaaS revenue. There were also higher costs related to increased revenue related to all other revenue categories, with the exception of Software and Hardware related, which declined as a result of lower implementation headcount related expenses in the quarter.

SaaS related cost of revenue increased $0.5 million, or 10.5%, for the three months ended June 30, 2018, driven mainly by $1.0 million in depreciation for the capitalized internal use software at NaviNet, partially offset by a decrease of $0.5 million in amortization of implementations costs.

Software and hardware related cost of revenue decreased $0.2 million, or 22.9%, for the three months ended June 30, 2018. This decrease was mainly due to personnel related expenses resulting from a reduction in headcount directed towards implementations in the quarter.

Sequencing and molecular analysis cost of revenue increased $0.2 million, or 11.7%, driven primarily by higher depreciation related to the capitalized internal use software. A reduction in the per test cost of revenue due to an amendment to Amendment No. 1 to the Second Amended Reseller Agreement with NantOmics was offset by higher volume compared to the prior year period.
Comparison of the six month periods ended June 30, 2018 and 2017
Cost of revenue increased $0.5 million, or 2.3% for the six months ended June 30, 2018 compared to the prior year period. This increase was primarily driven by an increase of $0.3 million in total software-related cost of revenue coupled with $0.2 million in Home Health care services.

SaaS related cost of revenue increased $0.9 million, driven primarily by an increase of $2.2 million in internal use software depreciation at NaviNet, partially offset by a decrease of $0.5 million in amortization of implementation costs and $0.8 million in cost savings related to personnel, professional services and other expenses.

Software and hardware related cost of revenue decreased $0.4 million, or 17.4% for the six months ended June 30, 2018. This decrease was driven primarily by personnel related expenses resulting from a reduction in headcount.

Home health care services cost revenue increased by $0.2 million for the six months ended June 30, 2018 compared to the prior year period, driven by an increase in headcount.

Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Selling, general and administrative	$18,388	$19,225	$39,122	$36,660	$(837)	(4.4)%	$2,462	6.7%
Comparison of the three month periods ended June 30, 2018 and 2017
Selling, general and administrative expenses decreased $0.8 million, or 4.4%, for the three months ended June 30, 2018 compared to the prior year period. The primary driver of this variance was a $1.0 million decrease in corporate shared services allocation from our parent company, resulting from a reduction of general overhead expenses.
Comparison of the six month periods ended June 30, 2018 and 2017
Selling, general and administrative expenses increased $2.5 million, or 6.7%, for the six months ended June 30, 2018 compared to the prior year. The major contributing factor for this increase was a $4.3 million increase in stock compensation expense against the prior year period. This increase was partially offset by a reduction of $0.7 million in personnel related expense as a result of the company's restructuring plan initiated in the latter half of 2017 coupled with an increase of $1.3 million net decrease in corporate shared services allocation from our parent company.

Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Research and development	$5,889	$8,376	$11,040	$17,302	$(2,487)	(29.7)%	$(6,262)	(36.2)%
Comparison of the three month periods ended June 30, 2018 and 2017
Research and development expenses decreased $2.5 million, or 29.7%, for the three months ended June 30, 2018 compared to the prior year. This decrease was driven primarily by a $3.0 million reduction in personnel related expenses as a result of the company's restructuring plan initiated in the latter half of 2017, offset partially by a $0.8 million increase in stock compensation expense compared to the prior year period.

Comparison of the six month periods ended June 30, 2018 and 2017
Research and development expenses decreased $6.3 million or 36.2% for the six months ended June 30, 2018, compared to the prior year. This decrease was driven primarily by a $5.8 million reduction in personnel related expenses as a result of the company's restructuring plan initiated in the latter half of 2017 coupled with other cost savings measures .

Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Interest expense, net	$4,262	$4,013	$8,460	$7,982	$249	6.2%	$478	6.0%
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
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer. Through June 30, 2018, the total advances made by NantCapital to us pursuant to the note amounted to approximately $112.7 million. We can request additional advances subject to approval from NantCapital. The note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year.
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
Comparison of the three month periods ended June 30, 2018 and 2017
Interest expense, net increased by $0.2 million for the three months ended June 30, 2018. This $0.2 million increase was primarily attributable to interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering costs.
Comparison of the six month periods ended June 30, 2018 and 2017
Interest expense, net increased by $0.5 million for the six months ended June 30, 2018. This $0.5 million increase was primarily attributable to interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering costs.

Other Income (expense), net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Other income (expense), net	$(1,334)	$13	$(1,154)	$248	$(1,347)	(10,361.5)%	$(1,402)	(565.3)%
Comparison of the three month periods ended June 30, 2018 and 2017
Other income, net decreased by $1.3 million for the three months ended June 30, 2018 compared to the prior year period. The decrease was mainly driven by a $1.8 million impairment loss on our investment in IOBS.
Comparison of the six month periods ended June 30, 2018 and 2017
Other income, net decreased by $1.4 million for the six months ended June 30, 2018 compared to the prior year period. The decrease was mainly driven by a $1.8 million impairment loss on our investment in IOBS.
Loss from Related Party Equity Method Investment Including Impairment Loss

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Loss from related party equity method Investment including impairment loss	$2,945	$38,885	$6,206	$43,411	$(35,940)	(92.4)%	$(37,205)	(85.7)%
The loss from related party equity method investment is related to our pro rata share of losses from our investment in NantOmics, plus the amortization of the basis difference in the investment, and an impairment loss, if applicable. We report our share of NantOmics' operational loss and the amortization of basis difference using a one quarter lag.
Comparison of the three month periods ended June 30, 2018 and 2017
Loss from equity method investment decreased by $35.9 million for the three months ended June 30, 2018 compared to the prior year period. This decrease was primarily due to a $36.0 million non-cash impairment charge recorded in the prior year period as well as our pro rate share of operational losses from our investment in NantOmics.
Comparison of the six month periods ended June 30, 2018 and 2017
Loss from equity method investment decreased by $37.2 million for the six months ended June 30, 2018 compared to the prior year period. This decrease was primarily due to a $36.0 million non-cash impairment charge recorded in the prior year period as well as our pro rate share of operational losses from our investment in NantOmics.

Provision for (Benefits from) Income taxes

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
(Benefit from) provision for income taxes	$(601)	$18	$(1,651)	$55	$(619)	(3,438.9)%	$(1,706)	(3,101.8)%
Comparison of the three month periods ended June 30, 2018 and 2017
For the three months ended June 30, 2017, the provision for income taxes in continuing operations was $18 thousand, compared with a $0.6 million benefit from income taxes for the three months ended June 30, 2018. The tax benefit for income taxes in continuing operations for the three months ended June 30, 2018 included an income tax provision of the consolidated group based on an estimated annual effective tax rate. For the three months ended June 30, 2018, the tax provision was mostly attributed to state income taxes not determined based on net income.
The effective tax rates for the three months ended June 30, 2018 and 2017 in continuing operations were a benefit of 2.68% and a provision of 0.03%, respectively. The effective tax rate for the three months ended June 30, 2018 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.
Comparison of the six month periods ended June 30, 2018 and 2017
For the six months ended June 30, 2017 the provision for income taxes in continuing operations was $55 thousand compared with a $1.7 million benefit from income taxes for the six months ended June 30, 2018. The tax benefit for income taxes in continuing operations for the six months ended June 30, 2018 included an income tax provision of the consolidated group based on an estimated annual effective tax rate. For the six months ended June 30, 2017, the tax provision was mostly attributed to state income taxes not determined based on net income and foreign income taxes.
The effective tax rates for the six months ended June 30, 2018 and 2017 in continuing operations were a benefit of 3.63% and a provision of 0.06%, respectively. The effective tax rate for the three months ended June 30, 2018 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.

Loss from Discontinued Operations, Net of Income Taxes

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018		Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Loss from discontinued operations, net of tax	$(1,591)	$(12,368)	$(1,785)	(25,357)	$10,777	(87.1)%	$23,572	(93.0)%
Comparison of the three month periods ended June 30, 2018 and 2017

For the three months ended June 30, 2018, the loss from discontinued operations, net of tax decreased by $10.8 million, compared to the prior year period. The majority of this decline can be attributed to the decreased activity related to the AllScripts transaction that occurred in 2017. The majority of the expense for the three months ended June 30, 2018 was due to an additional accrual for fulfilling certain customer service obligations of the disposed business post-closing.
Comparison of the six month periods ended June 30, 2018 and 2017
For the six months ended June 30, 2018 the loss from discontinued operations, net of tax decreased by $23.6 million compared to the prior year period. The majority of this decline can be attributed to the decreased activity related to the AllScripts transaction that occurred in 2017. The majority of the expense for the six months ended June 30, 2018 was due to an additional accrual for fulfilling certain customer service obligations of the disposed business post-closing.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2018, we had cash and cash equivalents and marketable securities of $29.4 million, compared to $61.7 million as of December 31, 2017, of which $0.2 million and $0.2 million, respectively, related to foreign subsidiaries. We believe that our existing cash, cash equivalents and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital were private placement of membership interests prior to the IPO, debt financing agreements, including the NantCapital Note and Convertible Notes, and our IPO.
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

NantCapital Notes
In January 2016, we issued the NantCapital Note to NantCapital, a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of June 30, 2018, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On August 8, 2018, we executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, interest payments on outstanding amounts are due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows us to request advances, up to a maximum commitment of $100 million. Advances can be requested of up to $10 million per calendar quarter until March 31, 2019 and following that, up to $20 million per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes. The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%.

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
Cash Flows
The following table sets forth our primary sources and uses of cash for periods indicated:

(Dollars in thousands)	Six Months Ended June 30,
	2018	2017
Cash provided by (used in):
Operating activities	$(23,580)	$(54,738)
Investing activities	(5,259)	(10,316)
Financing activities	(1,996)	(2,711)
Effect of exchange rate changes on cash and cash equivalents	(280)	81
Net decrease in cash and cash equivalents	$(31,115)	$(67,684)
To date, our operations have been primarily financed through the proceeds from related party promissory notes, the Convertible Notes and through equity issuances, including net cash proceeds from our IPO. In June 2016, we sold 6,900,000 shares of common stock at a price of $14.00 per share, which includes 400,000 shares sold to the underwriter upon exercise of their over allotment option to purchase additional shares of our Company. We raised net proceeds of $83.6 million from our IPO, after underwriting fees, discounts and commissions of $4.9 million and other offering costs of $8.1 million. In December 2016, we issued Convertible Notes to related party and others for aggregate net proceeds of $102.7 million, $9.9 million from Cambridge and $92.8 million from others, respectively, after deducting underwriting discounts and commissions and offering costs of $4.3 million.
Operating Activities
Our cash flows from operating activities have been driven by rate of revenue, billings, and collections, the timing and extent of spending to support product development efforts and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our solution.

In addition, our net loss in the six months ended June 30, 2018 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges.
Cash used in operating activities of $23.6 million in the six months ended June 30, 2018 was a result of our continued significant investments in research and development, sales and marketing, and increased expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. In the six months ended June 30, 2018, $24.2 million, or 53.1%, of our net loss of $45.6 million consisted of non-cash items, including $10.9 million of depreciation and amortization and a $6.2 million net loss on related party equity investment.
Changes in working capital reduced cash $2.2 million in the six months ended June 30, 2018. The decrease in cash was primarily attributable to a $7.0 million outflow due to a decrease in accrued and other current liabilities, offset by a $$3.8 million million inflow from increased related party payables, as well as $2.7 million of inflows from an increase in related party payables.
Cash used in operating activities of $54.7 million in the six months ended June 30, 2017 was a result of our continued significant investments in research and development, sales and marketing, increased expenses incurred as we became a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the six months ended June 30, 2017, $63.3 million, or 57% of our net loss of $111.2 million consisted of non-cash items, including $0.9 million in stock-based compensation, $16.4 million of depreciation and amortization, a $43.4 million net loss on related party equity investment including $36.0 million impairment charge, $0.4 million deferred income taxes, net expense, a $0.2 million provision for accounts receivable bad debts, and $2.1 million amortization of debt discounts and deferred financing offering costs, partially offset by a $0.2 million decrease in fair value of derivatives liability.
Cash used in operating activities in the six months ended June 30, 2017 included a $4.0 million reduction in accounts payable, a $6.2 million reduction in accrued and other current liabilities, a reduction of $3.6 million in deferred revenue, an increase of $1.5 million in deferred implementation costs, and an increase in prepaid expenses and other current assets of $0.2 million. This was partially offset by a $2.2 million reduction in accounts receivable, net, attributable to the receipt of payments from our clients and an increase of $6.3 million in related party payables, net.
Investing Activities
Our primary investing activities have consisted of acquisitions to expand our features and functionality of NantHealth solutions and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure.
We used $5.3 million of cash in investing activities in the six months ended June 30, 2018 primarily comprised of $5.3 million of investment in internally developed software, purchase of leasehold improvements and purchase of equipment.
We used $10.3 million of cash in investing activities in the six months ended June 30, 2017 to purchase equipment and investment in our capitalized internal use software.
Financing Activities
Cash used in financing activities in the six months ended June 30, 2018 and 2017 of $2.0 million and $2.7 million, respectively, was due to payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan.
Contractual Obligations, Commitments and Contingencies
Other than entering into certain real estate operating leases, there have been no material changes during the six months ended June 30, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 13 to the accompanying Condensed Consolidated Financial Statements for discussion of our lease arrangements.
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
Transition to FASB ASC 606
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts continue to be reported in accordance with our historic accounting under ASC 605.
Revenue Recognition for the Company’s revenue accounting beginning January 1, 2018 under ASC 606
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue is recognized net of sales taxes collected from customers, which are subsequently remitted to governmental authorities. Our revenue is generated from the following sources:

•
Software-as-a-service related (“SaaS”) - SaaS revenue is generated from customers’ access to and usage of our hosted software solutions on a subscription basis for a specified contract term. In SaaS arrangements, the customer cannot take possession of the software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period.

SaaS contracts are accounted for as a single performance obligation, as implementation and hosting services are not distinct. As a result, we recognize all fees, including any up front initial system implementation services or other fees, ratably over time from when the system implementation or deployment services are completed, and where necessary accepted by the customer, over the contract term, as stated, or with consideration of termination for convenience clauses as discussed below.

•
Software and hardware related - Software and hardware related revenue is generated from the license of our software, on a perpetual basis, the sale of hardware and professional services that are complementary to the software and may or may not be required for the software to function as desired by the customer. The services are generally provided in the form of implementation and training services and do not include maintenance revenue. The software is installed on the customer’s site or the customer’s designated vendor’s site and is not hosted by us or by a vendor contracted by us. See the section below “Contracts with Software, Hardware, and Implementation Services” for details of our judgments and recognition of revenue relating to this category.

•
Maintenance - Maintenance revenue includes ongoing post contract client support (“PCS”) or maintenance on software and hardware during the PCS term. Additionally, PCS includes ongoing development of software updates and upgrades provided to the client on a when-and-if-available basis. Revenue is recognized over the contract term.

•
Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and analysis of whole genome DNA, RNA and/or proteomic testing under our reseller agreement with NantOmics, LLC ("NantOmics"), and through our subsidiary, NantHealth Labs, Inc. ("NantHealth Labs", previously named Liquid Genomics, Inc.) (see Note 18 of the financial statements). Revenue is recognized at a point in time, when reports of results are transferred to the customer or when cash is received as described below, or ratably over time for the period of stand-ready obligation to provide blood-based tumor profiling services.
Our sequencing and molecular analysis revenue is primarily generated from payments received from commercial third-party payers, hospitals and other provider networks and patients. We report revenue from arrangements with these customers on a gross basis in accordance with ASC 606. When reports are transferred to the customer but we cannot conclude whether there is a contract with a customer, based on the assessment of collectibility, revenue recognition is deferred until non-refundable payment is received or payment is considered probable.

•
Home health care services - Home health care services revenue includes the sale of nursing and therapy services provided to patients in a home care setting. These revenues are recognized at a point in time or over time, as services are provided.

Certain of our customer contracts allow for termination for convenience, with advanced notice, without substantive termination penalty. In these cases, we have concluded the contract term is equal to the remaining noncancellable period. Such termination rights do not allow for refunds other than prepaid PCS or other services. These provisions do not affect when we commence revenue recognition.
Contracts with Multiple Promises for Goods and Services
We engage in various contracts with promises for multiple goods and services, which may generate revenue across any of the sources noted above.
In certain contracts, we recognize our proprietary software, hardware, PCS, results of sequencing and molecular analysis, and other software-related services as distinct performance obligations.
Standalone selling prices (“SSP”) are required to be allocated and revenue recognized for each distinct performance obligation within each contract. The SSP for each performance obligation is determined by considering contracts in which the good or service is sold separately, and other factors including market conditions and our experience selling similar goods and services, as well as costs and margins achieved. In some cases, to estimate the SSP, we first estimate the selling price of each performance obligation for which an SSP is observable and then estimate the SSP of the remaining performance obligation as the residual contractual amount.
Contracts with Software, Hardware, and Implementation Services
We have some contracts where we provides implementation services involving significant integration of our licensed software and hardware, with customer networks that maintain patient electronic health records. These contracts represent a single performance obligation to the customer for a combined output. Revenue for the single performance obligation is recognized over time based on actual, or estimated, direct implementation labor hours, as a measure of progress.
In certain of those contracts, our performance also requires significant customization of our licensed software. For such contracts, we will also record revenue over time using the percentage of completion method to estimate the satisfaction of our performance obligations. However, where we lack history and experience with certain projects involving the development of software according to customer specified criteria, we may be initially unable to reasonably estimate total direct software development labor hours to be expected under the project. As a result, we would not be able to reasonably measure our progress toward complete satisfaction of our single performance obligation.
As a result, in these contracts, we will commence recognizing revenue when we conclude that we can reasonably measure our progress and determine that costs will be recoverable, which is typically at or near the time of the customers' acceptance of the software and the related professional services. At that point, substantially all of the uncertainty related to our ability to reasonably estimate direct labor hours to satisfy our performance obligations will have been resolved, and we will be able to reasonably measure the remaining progress toward complete satisfaction of our remaining professional services obligations. In such cases, we will commence recording revenue, at the date of meeting the customer acceptance criteria, with a cumulative catch up for the work performed to date using direct labor hours as a measure of progress consistent with other contracts involving software, hardware and implementation services. Recognition will continue for our performance obligation over the remaining performance period using the same measure of progress. A provision for the entire loss, from such a contract, will be recognized in any period it becomes evident that the contract will not be profitable.
Other contracts for perpetual software licenses, hardware, and implementation services do not include a service of software development or significant integration. Therefore, the perpetual software licenses, hardware, and implementation services are considered separate, distinct performance obligations. Software revenue is recognized upon the later of the license term commencement or the date the software is provided to the customer, hardware revenue is recognized upon delivery, and implementation revenue is recognized over time based on actual, or estimated, direct implementation labor hours as a measure of progress.

We delineate between contracts with, or without, a service of significant integration by considering the complexity of the integration services and whether such services can be performed by the customer or another third party. We have both reseller arrangements with gross revenue presentation due to our control of goods and services before transfer to the customer, and others with net revenue presentation due to the reseller’s control of goods and services before transfer to the customer. We assess control in terms of relevant indicators of performance, inventory, and pricing risk, such as which party negotiates pricing with the end customer and which party is ultimately responsible for fulfilling services, transferring goods and services, and ensuring support.
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
Stock-Based Compensation
We account for stock-based compensation arrangements granted to employees in accordance with ASC 718, Compensation: Stock Compensation, by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award.
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
Stock-based compensation expense for the Series C units/restricted stock issued to the non-employees is calculated based on the fair value of the aware on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period.

Phantom Unit Plan
On March 31, 2015, we approved the Phantom Unit Plan. The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11.6 million minus the number of issued and outstanding Series C units. As of June 30, 2018, we had 0.7 million phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to us for any reason. Our IPO satisfied the liquidity event condition, and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of our common stock, as determined by our board of directors.
We intend to settle all vested phantom unit payments held by United States-based participants in shares of our common stock and classified these awards as equity awards in our Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of vested phantom units, we issue recipients a net lower number of shares of common stock to satisfy tax withholding obligations, and remitted a cash payment for the related withholding taxes. During the six months ended June 30, 2018, we issued 0.3 million shares of common stock, after withholding 0.2 million shares to satisfy tax withholding obligations. We made a cash payment of $0.5 million to cover employee withholding taxes and employer payroll taxes upon the settlement of these vested phantom units. We also paid $0.1 million to cash-settle 16 thousand vested phantom units held by participants of the Phantom Unit Plan based outside of the United States.
Change in fair value of derivative liability
We have classified the interest make-whole provision of our convertible notes due 2021 issued in December 2016 as a derivative liability that is recorded at fair value. This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our Condensed Consolidated Statements of Operations and Comprehensive Loss as a change in fair value of the derivative liability. The change in the fair value of this derivative liability of $2 thousand for the six months ended June 30, 2018 is due primarily to the change in the value of our common stock from December 31, 2017 to June 30, 2018.
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
Utilization of Net Operating Loss Carryforwards
As of December 31, 2017, we had federal and state tax NOL carryforwards of approximately $353.5 million and $271.9 million, respectively, available to offset taxable income in tax year 2018 and thereafter. The federal NOLs will start to expire in year 2021.
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
Qualitative matters that may impact our estimates of the fair value of our equity investment in NantOmics include assumptions regarding the timing and ramp of provider, payer and pharma adoption of genomic and proteomic technology, intellectual property or services, accompanying market pricing pressures on our GPS Test and resultant impact on amounts owed by us under a reseller arrangement to NantOmics, potential success of alternate diagnostic testing solutions from competitors, regulatory impacts, technological shifts and advances in diagnostic testing for cancer, and laboratory operational matters that may impact NantOmics’ ability to deliver its services in sufficient scale.

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
Differences between the carrying value of an equity investment and its underlying equity in the net assets of the related party are assigned to the extent practicable to specific assets and liabilities based on our analysis of the various factors giving rise to the difference. When appropriate, our share of the related party’s reported earnings is adjusted quarterly to reflect the difference between these allocated values and the related party’s historical book values, as well as our equity share of other than temporary impairments identified.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2018, we had $29.4 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. We do not enter into investments for trading or speculative purposes. We believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio.
As of June 30, 2018, our issued Convertible Notes had an aggregate principal amount of $107.0 million and our NantCapital Note had an aggregate principal amount of $112.7 million. Since the notes bear interest at fixed rates, we believe we have no financial statement risk or interest rate risk associated with changes in interest rates with respect to such notes.
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
Foreign Currency Risk
We maintain offices in the United Kingdom and have selected clients in the United Kingdom, Europe, the Middle East and Southeast Asia. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of June 30, 2018 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB-were filed in the Delaware Court of Chancery.  The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora, but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. On July 30, 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

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

Real Estate Litigation

On March 9, 2018, PayPal, Inc. (“PayPal”) commenced an action against the Company in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts, for Suffolk County. The action was originally captioned PayPal, Inc. v. NantHealth, Inc., Civil Action No. 18-0780-E. On April 10, 2018, the Superior Court transferred the case to its Business Litigation Section, where it is currently pending and captioned as PayPal, Inc. v. NantHealth, Inc., Civil Action No. 18-0780-BLS1. This action arises out of a Sublease Agreement that PayPal and the Company entered into on or about November 30, 2017. The Sublease Agreement pertained to commercial real estate that PayPal leased at One International Place in Boston, Massachusetts. On January 25, 2018, the Company notified PayPal that it was electing to terminate the Sublease Agreement.

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

On April 12, 2018, the Company filed its answer and jury demand in the action. The parties are currently engaged in discovery, including non-party discovery.  On August 2, 2018, PayPal requested a status conference with the court in order to discuss PayPal’s potential filing of a motion for partial judgment on the pleadings pursuant to Mass. R. Civ. P. 12(c).  A Rule 16 Litigation Control Conference is currently scheduled for August 22, 2018.

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
We are an early, commercial-stage company with a business model based upon a novel approach to healthcare. NantHealth solutions are designed to address many of the key challenges healthcare constituents face by enabling them to acquire and store sequencing and molecular analysis data, combine diagnostic inputs with phenotypic and cost data, analyze datasets, securely deliver that data to providers in a clinical setting to aid selection of the appropriate treatments, monitor patient biometric data and progression on a real-time basis, and demonstrate improved patient outcomes and costs. In addition, through our recent acquisition of NantHealth Labs Inc, ("NantHealth Labs", formerly Liquid Genomics), we have expanded into the liquid biopsy analysis market. Integration across our systems infrastructure, products, services, and platforms may take longer than we expect, or may never occur at all.
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
NantHealth solutions become more valuable as more accurate and clinically relevant information is integrated into them, and our ultimate outputs and recommendations to a patient, provider or payor are therefore highly dependent on the information that is input into our system. As a result, we need to consistently and continuously have access to and integrate the most medically relevant and cutting edge clinical data and research studies with patient-specific real-time DNA and RNA analysis and biometric data. To have access to biometric data in particular, we rely on patients, provider and payers to adopt devices that are compatible with our systems and they may not adopt such devices on a scale or at a rate sufficient to support our offerings or at all. Further, to have access to certain other data points, we rely in part on third parties to develop applications to generate more data to be integrated into NantHealth solutions. These third parties may never develop applications compatible with our software solutions or may develop them at a slower rate than our ability to address shifts in healthcare. In addition, if such third-party solutions are not produced to specification, are produced in accordance with modified specifications, or are defective, they may not be compatible with our systems. In such case, the reliability and performance of our products may be compromised. To the extent we are unable to amass enough data, keep an inflow of current and continuous data or integrate and access the data we currently have to continue to populate NantHealth solutions, the network effects we expect will not be fully realized and our business may be adversely affected.
We may be unable to appropriately allocate our financial and human resources across our broad array of product and service offerings.
We have a broad array of product and service offerings. Our management team is responsible for allocating resources across these products and services, and may forego or delay pursuit of opportunities with certain products or services that later prove to have greater commercial potential. In August 2017, we announced a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. In addition, in February 2018, we acquired NantHealth Labs and have expanded into the liquid biopsy analysis market, through Liquid GPS. We intend to leverage our current sales and marketing efforts to drive provider acceptance and adoption of Liquid GPS. This and other resource allocation decisions may cause us to fail to capitalize on attractive products or services or market opportunities. Our spending on current and future research and development programs and future products or services may not yield commercially viable products or services, or may fail to optimize the anticipated network effects of NantHealth solutions. If our management team is unable to appropriately prioritize the allocation of our resources among our broad range of products and services in an efficient manner, our business may be adversely affected.
Risks related to our financial condition and capital requirements
We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We were organized as a limited liability company in Delaware and began operations in 2010. In June 2016, we converted to a Delaware corporation. Additionally, our business has operated as part of the larger NantWorks, LLC, or NantWorks, group of affiliated companies. Our limited independent operating history, particularly in light of the increasingly complex and rapidly evolving healthcare and technology markets in which we operate, may make it difficult to evaluate our current business and predict our future performance. In addition, we have acquired numerous companies or businesses over the past three years, including certain assets of NaviNet, and most recently NantHealth Labs. In addition, in August 2017, we sold our provider/patient engagement solutions business to Allscripts. We have had limited experience operating these businesses as a whole and as such, it may be difficult to evaluate our current business and predict our future operating performance. In light of the foregoing, any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these challenges successfully, our business results will suffer.
We have a history of significant losses, which we expect to continue, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $175.2 million, $184.1 million during the years ended December 31, 2017 and 2016, respectively, and $23.4 million and $45.6 million for the three and six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $737.5 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer and Liquid GPS. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.
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

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

•increase our sales and marketing efforts to drive market adoption of NantHealth solutions (including GPS Cancer, Liquid GPS and NantHealth software solutions);
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

Our present and future funding requirements will depend on many factors, including:
•our success in driving adoption of our sequencing and molecular analysis solutions, including GPS Cancer and Liquid GPS;
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
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payors and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 4.0%, 2.3% and 0.6% of our total net revenue for the six months ended June 30, 2018, and the years ended December 31, 2017 and 2016, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer into our sequencing and molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.

In addition, our expansion into the liquid tumor profiling market may not be successful and may fail to generate the levels of revenue that we project. The future growth of our market and the success of Liquid GPS depends on many factors beyond our control, including recognition and acceptance by the scientific community, and the growth, prevalence, and costs of competing methods of tumor analysis. Additionally, our success depends on the ability of our sales organization to successfully sell Liquid GPS into these markets.
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
The efficiency of sequencing and molecular analysis, including GPS Cancer and Liquid GPS, and the results that we achieve depend on the design and operation of our test processes, which use a number of complex and sophisticated biochemical, informatics, optical, and mechanical processes, many of which are highly sensitive to external factors. An operational or technology failure in one of these complex processes or fluctuations in external variables may result in processing efficiencies that are lower than we anticipate or that vary between testing runs. In addition, we regularly evaluate and if necessary, refine our processes. These refinements may initially result in unanticipated issues that further reduce our test run yields or increase the variability of our test run yields. Low test run yields can cause variability in our operating results and damage our reputation. In addition, although we believe GPS Cancer is a comprehensive molecular profiling solution, no solution is fully comprehensive and it will need to be continually improved in line with improvements in science and technology and potential developments by our competitors. If GPS Cancer proves to not be fully comprehensive, customer demand for GPS Cancer may be adversely affected.
GPS Cancer can determine whether specific genes are over- or under-expressed which can affect protein levels and, as a result, cancer phenotype and drug efficacy in a particular patient. Such gene expression can also capture the effect of post-translational modifications, which can have equally significant implications on how a cancer is expressed in a patient and in turn may impact treatment decisions. Our sequencing and molecular analysis solutions (including GPS Cancer and Liquid GPS) represent a novel and largely unproven approach to the characterization and monitoring of cancer and may not be accurate based on the evolving understanding of how DNA and RNA analysis relate to disease progression and drug efficacy and resistance. As a result, the marketing, sale and use of our sequencing and molecular analysis solutions could subject us to liability for errors in, misunderstandings of, or inappropriate reliance on, information we provide to physicians or geneticists, and lead to claims against us if someone were to allege that our solutions failed to perform as they were designed, if we failed to correctly interpret results, or if the ordering physician were to misinterpret our results or improperly rely on them when making a clinical decision. A product liability or professional liability claim could result in substantial financial and reputational damage and be costly and time-consuming for us to defend. Although we maintain liability insurance, including for errors and omissions, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim, including an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any liability lawsuit could cause injury to our reputation or cause us to suspend sales of our sequencing and or molecular analysis solutions. The occurrence of any of these events could have an adverse effect on our business, reputation and results of operations.
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

With the acquisition of NantHealth Labs, we expanded our product offerings to include liquid tumor profiling services and our principal competitors include Guardant Health, Inc., Foundation Medicine, Inc., Genomic Health, Inc. and Biocept, Inc.
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
Genomic testing, like that conducted using GPS Cancer or GPS, has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genomic information or genomic testing, particularly for those diseases that have no known cure. These concerns may lead patients to refuse to use, or clinicians to be reluctant to order, whole genome genomic tests even if permissible.
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
During the year ended December 31, 2017, we derived 10.6% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 10.2% of our revenue through a customer relationship with a major health plan from our acquisition of NaviNet. During the three months ended June 30, 2018, we derived 13.5% of our revenue through this reseller and another 11.2% and 10.7% of our revenue through two of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause upon 12 months’ written notice, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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

In addition to past investments made in NantHealth solutions, and component systems infrastructure and platforms, we have invested, and will continue to invest, significant resources in research and development and in acquisitions to enhance our existing offerings and introduce new high quality applications and services. For example, we recently expanded into the liquid tumor profiling market through our acquisition of NantHealth Labs. If existing clients are not willing to make additional payments for such new applications or services, or if new clients do not value such new applications or services, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose clients. Our operating results would also suffer if our innovations and acquisitions are not responsive to the needs of our clients, are not appropriately timed with market opportunity or are not effectively brought to market.
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
If we and NantOmics are unable to support demand for our sequencing and molecular analysis solutions, including GPS Cancer and Liquid GPS, including ensuring that we have adequate capacity to meet increased demand, or we or NantOmics are unable to successfully manage the evolution of its molecular information platform, our business could suffer.
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
For example, in January 2016 we acquired NaviNet to bolster our payer platform and in February 2018 we acquired NantHealth Labs to expand into the liquid tumor profiling market. Realizing the benefits of these acquisitions and any future acquisition depend upon the successful integration into our existing operations, and we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not realize the anticipated benefits from any acquired business due to a number of factors, including:

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of June 30, 2018, the total value of our goodwill and intangible assets, net of accumulated amortization was $185.2 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if the acquisition of NaviNet, NantHealth Labs, or any other business we may acquire in the future fails to meet our expectations, our operating results, business and financial position may suffer.
We cannot assure you that we will be successful in integrating certain assets of NaviNet, NantHealth Labs, or any other businesses or technologies we may acquire. The failure to successfully integrate these businesses could have a material adverse effect on our business, financial condition, or results of operations.
If our new components and enhancements to our test platform do not achieve sufficient market acceptance, our financial results and competitive position will suffer.
We and NantOmics spend substantial amounts of time and money to research and develop new tests and to optimize the utility and value of our tests for physicians and their patients. When we develop a new component or enhancement to our test platform, we typically incur expenses and expend resources upfront to develop, market and promote the new component. Therefore, when we develop and introduce new components or enhancements to our test platform, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if GPS Cancer and Liquid GPS do not garner widespread market adoption and implementation, our growth prospects, future financial results and competitive position could suffer.
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
We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of August 9, 2018, our patent portfolio consists of the following matters relating to our proprietary technology and inventions: (i) four issued U.S. patents, of which three are U.S. utility patents and one is a U.S. design patent; (ii) 13 pending U.S. patent applications; (iii) no issued patents outside the United States; and (iv) two patent applications pending in jurisdictions outside the United States.

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
In March 2010, the ACA was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other things, the ACA:

•requires each medical device manufacturer to pay an excise tax equal to 2.3% of the price for which such manufacturer sells its medical devices. This tax may apply to GPS Cancer and some or all of our products which are in development. The excise tax was been temporarily suspended for calendar years 2016 and 2017. On January 22, 2018, the United States Congress extended the suspension for an additional two years. Accordingly, the medical device excise tax does not apply to the sale of taxable medical devices by the manufacturer, producer or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2019, but will be reinstated in 2020 without additional Congressional action.
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
As of August 7, 2018, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 64.1% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 84% of the outstanding equity and approximately 99% of the outstanding voting equity as of June 30, 2018. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 64.1% of the voting power of our common stock as of August 7, 2018.
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
Prior to our initial public offering in June 2016, there was no public market for our common stock. Although our common stock is listed on The NASDAQ Global Select Market, the market for our shares has demonstrated varying levels of trading activity.  Further, because a significant amount of our common stock following our initial public offering is and is expected to continue to be held by our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, we have relatively small historic trading volumes. As a result of these and other factors, you may not be able to sell your common stock quickly or at or above the price you purchased your stock or at all. Further, an inactive market may also impair our ability to raise capital by selling additional common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our common stock as consideration.
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
On or after the date that is one year after the last date of original issuance of the notes, we will in certain circumstances make an interest make-whole payment, as described under in note 11 of our unaudited condensed financial statements, to a converting holder, payable in cash or shares of our common stock. If we elect, or are deemed to have elected, to pay any interest make-whole payment by delivering shares of our common stock, the number of shares of common stock a converting holder of notes will receive will be the number of shares that have a value equal to the amount of the interest make-whole payment to be paid to such holder in shares of our common stock, divided by the product of (x) 95% and (y) the simple average of the daily VWAP of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date, which could result in significant dilution to our stockholders.
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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 64.1% of the voting power of our common stock, as of August 7, 2018), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
None.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 8, 2018, we executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, interest payments on outstanding amounts are due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows us to request advances, up to a maximum commitment of $100 million. Advances can be requested of up to $10 million per calendar quarter until March 31, 2019 and following that, up to $20 million per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes. The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%.

Item 6. Exhibits
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit	Filing	Filed
				Date	Herewith

10.1	Promissory note dated August 8, 2018, by the Company to the benefit of Nant Capital, LLC.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

NantHealth, Inc.

(Registrant)

Date:	August 9, 2018

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Paul Holt
		Name:	Paul Holt
		Its	Chief Financial Officer
(Principal Financial and Accounting Officer)