Form 10-Q
period 2018-09-30
NantHealth, Inc.
filed 2018-11-21
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 19, 2018, the registrant had 109,491,277 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended September 30, 2018

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

EXPLANATORY NOTE ON FILING
NantHealth, Inc. (the "Company") was unable to file this Quarterly Report on Form 10-Q (the "Report") or before November 9, 2018 due to disruptions caused by Hurricane Michael. Specifically, the Company and key personnel responsible for preparing and filing elements of the Report were displaced and unable to access necessary accounting records due to power outages, disabled internet and computer systems, extensive damage, and other adverse circumstances caused to the Company's Panama City, Florida, office by Hurricane Michael.

The Company is filing this Report in reliance upon the order issued by the Securities and Exchange Commission on October 16, 2018, conditionally exempting reporting persons or entities affected by Hurricane Michael from certain filing requirements imposed by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the period October 10, 2018 to November 21, 2018.

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

•	our ability to generate revenue from sales of products enabled by our molecular and biometric information platforms to physicians in clinical settings;

•	our ability to increase the commercial success and to accelerate commercial growth of our sequencing and molecular analysis solutions and our other products and services;

•
our plans or ability to obtain reimbursement for our sequencing and molecular analysis solutions, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;

•	our ability to effectively manage our growth, including the rate and degree of market acceptance of our solutions;

•	our ability to offer new and innovative products and services, including new features and functionality for our existing products and services;

•	our ability to attract new partners and clients;

•	our ability to estimate the size of our target market;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the healthcare industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	restrictions and penalties as a result of privacy and data protection laws;

•	our use of “open source” software;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	breaches or failures of our security measures;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	risks related to future acquisition opportunities;

•	the requirements of being a public company;

•	our ability to attract and retain key personnel;

•	our expectation regarding the period during which we qualify as an emerging growth company under the JOBS Act;

•	our ability to obtain and maintain intellectual property protection for our solutions and not infringe upon the intellectual property of others;

•	our ability to implement our comprehensive restructuring plan that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities; and

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,841	$61,660
Accounts receivable, net	17,202	11,491
Inventories	654	839
Deferred implementation costs	11	1,960
Related party receivables, net	1,293	585
Prepaid expenses and other current assets	5,188	5,358
Total current assets	47,189	81,893
Property, plant, and equipment, net	24,942	18,517
Deferred implementation costs, net of current	3	3,951
Goodwill	115,930	114,625
Intangible assets, net	66,990	69,424
Investment in related party	59,000	156,863
Related party receivable, net of current	1,611	1,727
Other assets	1,848	2,195
Total assets	$317,513	$449,195

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,222	$3,164
Accrued and other current liabilities	15,562	18,134
Deferred revenue	14,866	10,057
Related party payables, net	5,283	4,504
Total current liabilities	37,933	35,859
Deferred revenue, net of current	8,061	7,126
Related party liabilities	16,138	11,500
Related party promissory note	112,666	112,666
Related party convertible note, net	8,265	7,947
Convertible notes, net	78,230	74,845
Deferred income taxes, net	2,637	5,838
Other liabilities	2,388	112
Total liabilities	266,318	255,893

Stockholders' equity
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 109,491,277 and 108,383,602 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (including 3,490 shares of restricted stock at both dates)	11	10
Additional paid-in capital	886,363	886,669
Accumulated deficit	(834,999)	(693,233)
Accumulated other comprehensive loss	(180)	(144)
Total stockholders' equity	51,195	193,302
Total liabilities and stockholders' equity	$317,513	$449,195
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue:
Software-as-a-service related	$15,937	$15,205	$48,323	$44,948
Software and hardware related	1,450	1,523	3,790	5,400
Maintenance	2,522	2,696	7,357	8,183
Total software-related revenue	19,909	19,424	59,470	58,531
Sequencing and molecular analysis	742	1,025	2,506	1,985
Home health care services	1,641	1,311	4,627	3,862
Total net revenue	22,292	21,760	66,603	64,378

Cost of Revenue:
Software-as-a-service related	5,863	5,859	18,205	17,287
Software and hardware related	737	1,757	2,412	3,785
Maintenance	234	274	683	564
Amortization of developed technologies	1,233	1,143	3,700	4,029
Total software-related cost of revenue	8,067	9,033	25,000	25,665
Sequencing and molecular analysis	2,323	1,757	5,443	4,862
Home health care services	836	682	2,435	2,116
Total cost of revenue	11,226	11,472	32,878	32,643

Gross Profit	11,066	10,288	33,725	31,735

Operating Expenses:
Selling, general and administrative	17,001	17,521	56,123	54,181
Research and development	4,835	7,749	15,875	25,051
Amortization of acquisition-related assets	1,054	1,054	3,163	3,163
Total operating expenses	22,890	26,324	75,161	82,395

Loss from operations	(11,824)	(16,036)	(41,436)	(50,660)
Interest expense, net	(4,306)	(4,067)	(12,766)	(12,049)
Other income (expense), net	226	60	(928)	308
Loss from related party equity method investment, including impairment	(83,306)	(2,942)	(89,512)	(46,353)
Loss from continuing operations before income taxes	(99,210)	(22,985)	(144,642)	(108,754)
Benefit from income taxes	(1,778)	30	(3,429)	85
Net loss from continuing operations	(97,432)	(23,015)	(141,213)	(108,839)
Loss from discontinued operations, net of tax	(32)	(19,383)	(1,817)	(44,738)
Net loss	$(97,464)	$(42,398)	$(143,030)	$(153,577)

Net loss per share:
Continuing operations
Basic and diluted - common stock	$(0.89)	$(0.20)	$(1.29)	$(0.91)
Discontinued operations
Basic and diluted - common stock	$—	$(0.17)	$(0.02)	$(0.37)
Total net income (loss) per share
Basic and diluted - common stock	$(0.89)	$(0.37)	$(1.31)	$(1.28)

Weighted average shares outstanding:
Basic and diluted - common stock	109,471,712	115,924,122	109,060,408	119,745,231

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(97,464)	$(42,398)	$(143,030)	$(153,577)
Share in related party equity investment - other comprehensive income (loss)	77	(302)	77	(302)
Amounts reclassified from accumulated other comprehensive income	—	(977)	—	(977)
Other comprehensive income (loss) from foreign currency translation gain (loss)	(15)	210	(113)	290
Total other comprehensive income (loss)	62	(1,069)	(36)	(989)
Comprehensive loss	$(97,402)	$(43,467)	$(143,066)	$(154,566)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed and Consolidated Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2017	108,383,602	$10	$886,669	$(693,233)	$(144)	$193,302
Modified retrospective adjustment on adoption of ASC 606	—	—	—	1,263	—	1,263
Stock-based compensation	—	—	2,655	—	—	2,655
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	208,344	—	(339)	—	—	(339)
Assignment of NantHealth Labs (formerly Liquid Genomics (see Note 18))	—	—	(3,785)	—	—	(3,785)
Other comprehensive income	—	—	—	—	110	110
Net loss	—	—	—	(22,168)	—	(22,168)
Balance at March 31, 2018	108,591,946	10	885,200	(714,138)	(34)	171,038
Stock-based compensation	—	—	1,808	—	—	1,808
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	793,614	1	(1,657)	—	—	(1,656)
Assignment of NantHealth Labs (formerly Liquid Genomics (see Note 18))	—	—	536	—	—	536
Other comprehensive loss	—	—	—	—	(208)	(208)
Net loss	—	—	—	(23,397)	—	(23,397)
Balance at June 30, 2018	109,385,560	11	885,887	(737,535)	(242)	148,121
Stock-based compensation	—	—	485	—	—	485
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	105,717	—	(9)	—	—	(9)
Other comprehensive income	—	—	—	—	62	62
Net loss	—	—	—	(97,464)	—	(97,464)
Balance at September 30, 2018	109,491,277	$11	$886,363	$(834,999)	$(180)	$51,195

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018 (2)	2017 (2)
Cash flows from operating activities:
Net loss	$(143,030)	$(153,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,486	23,288
Amortization of debt discounts and deferred financing offering cost	3,702	3,260
Change in fair value of derivatives liability	(7)	(245)
Stock-based compensation	4,805	(4,076)
Deferred income taxes, net	(3,594)	6,988
Provision for bad debt expense	141	155
Inventory provision	—	692
Loss from related party equity method investment including impairment	89,512	46,353
Loss on sale of business and dissolution of a business component	—	10,673
Other noncash expense	219	—
Impairment of equity securities (see note 10)	1,750	—
Accounts receivable, net	(1,644)	(500)
Inventories	185	61
Related party receivables, net	(592)	637
Prepaid expenses and other current assets	1,678	(494)
Deferred implementation costs	33	(1,951)
Accounts payable	(988)	(966)
Accrued and other current liabilities	(3,126)	(4,127)
Deferred revenue	530	(2,053)
Related party payables, net	5,014	2,108
Other assets and liabilities	2,579	305
Net cash used in operating activities	(26,347)	(73,469)
Cash flows from investing activities:
Purchase of property and equipment including internal use software	(9,394)	(12,556)
Proceeds from sale of business, net of cash disposed	—	1,721
Assignment of NantHealth Labs (formerly Liquid Genomics), net of cash assigned (see Note 18)	68	—
Net cash used in investing activities	(9,326)	(10,835)
Cash flows from financing activities:
Tax payments related to stock issued, net of stock withheld, for vested equity awards	(2,005)	(2,740)
Capital lease obligation payments	(93)	—
Net cash used in financing activities	(2,098)	(2,740)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(262)	184
Net decrease in cash, cash equivalents and restricted cash	(38,033)	(86,860)
Cash, cash equivalents and restricted cash, beginning of period (1)	62,010	160,703
Cash, cash equivalents and restricted cash, end of period (1)	$23,977	$73,843

NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017 (2)
Supplemental disclosure of cash flow information:
Interest paid	$(2,943)	$(2,836)
Interest received	11	62
Noncash investing and financing activities:
Purchase of property and equipment (including internal use software)	285	811
Noncash consideration (common stock) from sale of Business (see Note 3) and subsequent retirement of stock	—	42,750
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
(1) Cash and cash equivalents included restricted cash of $350 and $1,136 at December 31, 2017 and September 30, 2018, respectively, and $350 at December 31, 2016 and September 30, 2017.
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
As of September 30, 2018, the Company conducted the majority of its operations in the United States, the United Kingdom, Singapore and Canada.
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
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 2. Summary of Significant Accounting Policies
There have been no significant changes to the accounting policies as disclosed in the Company's Annual Report on Form 10-K, apart from the application of the new revenue recognition standard issued by FASB as ASC 606, Revenue from Contracts with Customers ("ASC 606"), described below. The other accounting policies, including the accounting policy for revenue recognition under ASC 605, Revenue Recognition ("ASC 605"), and ASC 985, Software ("ASC 985"), applied to periods before January 1, 2018, are described in the Company’s Annual Report on Form 10-K.
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
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts continue to be reported in accordance with the Company’s historic accounting under ASC 605 and ASC 985-605, which are included in Note 2. Summary of Significant Accounting Policies to the Consolidated and Combined Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
The Company recorded a decrease of $1,263, net of tax, to the opening accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The most significant changes were to begin recognizing revenues from certain software and hardware implementation projects based on an estimate of percentage of completion, rather than at completion of the contract; to recognize estimated revenues from nursing and therapy services as the services are performed, rather than on final determination of contractual billable amounts; and to capitalize commissions as assets for contracts with performance obligations of more than one year. The adoption also led to certain costs, in relation to Software-as-a-Service ("SaaS") contracts, previously treated as deferred implementation costs in current and long-term assets, being treated as software developed for internal use. This resulted in an increase of $5,827 of software developed for internal use being recorded at January 1, 2018, with a corresponding decrease in deferred implementation costs.
On implementing ASC 606, the Company has concluded that its accounts receivable should be reported separately from deferred revenue. Therefore, the outstanding and unpaid invoices for undelivered services are not excluded from accounts receivable. This led to an increase of $5,247 in accounts receivable and a corresponding increase in deferred revenue at January 1, 2018.
This table summarizes the impact on the Company’s financial statements due to the adoption of ASC 606:

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	As Reported December 31, 2017	Adjustments due to ASC 606	Balance as at January 1, 2018
Balance Sheet
Accounts receivable, net	$11,491	$5,247	$16,738
Deferred implementation costs, current	1,960	(1,960)	—
Prepaid expenses and other current assets	5,358	1,117	6,475
Property, plant, and equipment, net	18,517	5,827	24,344
Deferred implementation costs, net of current	3,951	(3,949)	2
Other assets	2,195	562	2,757
Deferred revenue, current	10,057	3,184	13,241
Deferred revenue, net of current	7,126	2,030	9,156
Deferred income taxes	5,838	367	6,205
The impact of the adoption of ASC 606 as of September 30, 2018 is presented here:

	As of September 30, 2018
	As Reported	Adjustments due to ASC 606	Without new Revenue Standard
Balance Sheet
Accounts receivable, net	$17,202	$(5,623)	$11,579
Deferred implementation costs, current	11	2,430	2,441
Prepaid expenses and other current assets	5,188	(1,105)	4,083
Property, plant, and equipment, net	24,942	(6,176)	18,766
Deferred implementation costs, net of current	3	3,939	3,942
Other assets	1,848	(627)	1,221
Deferred revenue, current	14,866	(3,134)	11,732
Deferred revenue, net of current	8,061	(886)	7,175
Deferred income taxes	2,637	(715)	1,922
The impact of the adoption of ASC 606 during the three and nine months ended September 30, 2018 is presented here:

	Three Months Ended September 30, 2018
	As Reported	Adjustments due to ASC 606	Without new Revenue Standard
Statement of Operations
Total net revenue	$22,292	$(258)	$22,034
Cost of revenue	11,226	(29)	11,197
Operating expenses	22,890	(59)	22,831
Benefit from income taxes	(1,778)	(110)	(1,888)

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2018
	As Reported	Adjustments due to ASC 606	Without new Revenue Standard
Statement of Operations
Total net revenue	$66,603	$(1,615)	$64,988
Cost of revenue	32,878	(111)	32,767
Operating expenses	75,161	425	75,586
Benefit from income taxes	(3,429)	(349)	(3,778)

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

•
Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and analysis of whole genome DNA, RNA, and/or proteomic testing under the Company's reseller agreement with NantOmics, LLC ("NantOmics"), and from blood samples via its liquid/blood-based tumor profiling platform through the Company’s subsidiary, NantHealth Labs, Inc. ("NantHealth Labs", formerly Liquid Genomics, Inc.) (see Note 18). Revenue is recognized at a point in time, when reports of results are transferred to the ordering physician or institution, or when cash is received as described below; or ratably over time for the period of a stand-ready obligation to provide blood-based tumor profiling services.

The Company's sequencing and molecular analysis revenue is primarily generated from payments received from commercial third-party payers, hospitals and other provider networks and patients. The Company reports revenue from arrangements with these customers on a gross basis in accordance with ASC 606. When reports are transferred to the ordering physician or institution, but the Company cannot conclude whether there is a contract with a customer, based on the assessment of collectibility, revenue recognition is deferred until non-refundable payment is received or payment is considered probable.

•
Home health care services - Home health care services revenue includes the sale of nursing and therapy services provided to patients in a home care setting. These revenues are recognized at a point in time or over time, as services are provided.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Certain of the Company’s customer contracts allow for termination for convenience, with advanced notice, without substantive termination penalty. In these cases, the Company has concluded the contract term is equal to the remaining noncancelable period. Such termination rights do not allow for refunds other than prepaid PCS or other services. These provisions do not affect when the Company commences revenue recognition.
As of September 30, 2018, the Company has allocated a total transaction price of $18,020 to unfulfilled performance obligations that are expected to be fulfilled within three years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.
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
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. There were revenues of $4,559 and $12,524 recognized during the three and nine months ended September 30, 2018, respectively, that were included in the deferred revenue balance at the beginning of the respective period.

Contract assets are recognized when a contractual performance obligation has been satisfied, but payment is not due until the completion of additional performance obligations, or the right to receive payment becomes unconditional. Contract assets reduced to $445 at September 30, 2018 from $796 at January 1, 2018, due to payments from customers.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $1,284 at September 30, 2018 and $866 at January 1, 2018, and amortization during the three and nine months ended September 30, 2018 was $118 and $358, respectively.
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
Cost of Revenue
Cost of revenue includes associated salaries and fringe benefits, stock-based compensation, consultant costs, direct reimbursable travel expenses, depreciation related to software developed for internal use, depreciation related to lab equipment, and other direct engagement costs associated with the design, development, sale and installation of systems, including system support and maintenance services for customers. System support includes ongoing customer assistance for software updates and upgrades, installation, training and functionality. All service costs, except development of internal use software and deferred implementation costs, are expensed when incurred. Amortization of deferred implementation costs are also included in cost of revenue. Cost of revenue associated with each of the Company’s revenue sources consists of the following types of costs:

•
Software-as-a-service related - SaaS related cost of revenue includes personnel-related costs, amortization of deferred implementation costs, depreciation of internal use software, and other direct costs associated with the delivery and hosting of the Company's subscription services.

•
Software and hardware related - Software and hardware related cost of revenue includes third-party software and hardware costs directly associated with solutions, including purchasing and receiving costs, and includes direct costs associated with the Company’s software implementation services provided to our customers. Software and hardware related cost of revenue also includes hardware costs directly related to bringing manufactured products to their final selling destination.

•	Maintenance - Maintenance cost of revenue includes personnel-related costs and other direct costs associated with the ongoing support or maintenance provided to the Company’s customers.

•
Sequencing and molecular analysis - Sequencing and molecular analysis cost of revenue includes personnel-related costs associated with fulfillment of these services, including those of the Company's subsidiary, NantHealth Labs, and amounts due to NantOmics under the reseller agreement (see Note 18) for the sequencing and analysis of whole genome, DNA, RNA, and/or proteomic results. It also includes depreciation of internal use software and lab equipment.

•
Home health care services - Home health care services cost of revenue includes personnel-related, as well as direct expenses relating to the Company’s nursing and therapy services provided to patients in a home care setting.

Recent Accounting Pronouncements

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Effective January 1, 2018, the Company adopted Accounting Standard Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, associated with the recognition and measurement of financial assets and liabilities. During the first quarter of 2018, the FASB issued further clarifications with the issuance of ASU No. 2018-03, effective for fiscal years beginning after December 15, 2017 and interim periods beginning after June 15, 2018, and ASU No. 2018-04, effective upon issuance. The Company early adopted ASU No. 2018-03 and adopted ASU No. 2018-04 effective January 1, 2018 concurrently with ASU No. 2016-01. ASU No. 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU No. 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) are applied prospectively to equity investments that exist as of the date of adoption. Effective January 1, 2018, the Company elected to record its preferred stock equity investment in Innovative Oncology Business Solutions, Inc. (“IOBS”), which does not have a readily determinable fair value using the alternative method. Adoption of the Updates did not have a material effect on the Company’s accounting for equity investments, fair value disclosures and other disclosure requirements.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to ASU No. 2017-09, an entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award date is modified. ASU No. 2017-09 became effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption was permitted, including adoption in any interim period for which financial statements had not yet been issued or made available for issuance. The amendments of this ASU should be applied prospectively to an award modified on or after the adoption date. We adopted the standard beginning in the first quarter of 2018. If we encounter a change to the terms or conditions of any of our share-based payment awards we will evaluate the need to apply modification accounting based on the new guidance. The general treatment for modifications of share-based payment awards is to record the incremental value arising from the change as additional compensation cost. The adoption of this standard did not result in a significant impact to our financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to simplify accounting for nonemployee stock-based compensation. Upon adoption of ASU No. 2018-07, in most cases expense recognition for nonemployee stock compensation will be in line with employee stock compensation, using a grant date fair value, without periodic revaluation. This update will become effective beginning in the first quarter of 2019, and early adoption is permitted. The Company is still evaluating the impact of this standard update.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350), to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of ASU No. 2017-04, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This update will become effective for the Company's annual and interim goodwill impairment tests beginning in the first quarter of 2020, and early adoption is permitted. The Company is still evaluating the impact of this standard update.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update is aimed at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for interim and annual reporting periods beginning with the year ending December 31, 2019. Early adoption is permitted.

The Company expects that this guidance will have a material impact on the Consolidated Balance Sheets when adopted at January 1, 2019. However, it is not expected to have a material impact on the Consolidated Statements of Operations. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide a new transition method. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to use this method. The Company continues to assess optional practical expedients available and expects to elect certain of those currently available. The Company is still evaluating the impact of ASU No 2016-02, but the Company believes the most significant impact will relate to operating leases of office space. The Company is implementing new business processes and controls around the review of lease agreements, including processes to track information relevant to new disclosures. The Company is in the process of analyzing its lease portfolio, calculating the modified retrospective impact to its Consolidated Financial Statements, and updating its accounting policies to comply with Topic 842, which is expected to be completed during fiscal 2018.

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

Allscripts conveyed to the Company 15,000,000 shares of Company's common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the acquired Business upon Disposition. Allscripts paid the Company $1,742 of cash consideration as an estimated working capital payment, and the Company recorded a receivable of $1,021 related to final working capital adjustments. The Company is also responsible for fulfilling certain customer service obligations of the Business post-closing. As of September 30, 2018, the Company accrued $2,253 in accrued and other current liabilities for these obligations, which includes estimates for certain unresolved items.

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of September 30, 2018 and December 31, 2017, the estimated fair value was not material.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

During the three and nine months ended September 30, 2018, the Company recorded other income of $97 and $434, respectively, associated with the services under the transition services agreement.

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

The operating results of the Company's discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Major line items constituting loss from discontinued operations
Net revenue	$—	$1,498	$—	$7,619
Cost of revenue	—	1,787	—	16,318
Selling, general and administrative	32	1,515	1,817	8,675
Research and development	—	(372)	—	7,571
Amortization of software license and acquisition-related assets	—	458	—	1,978
Other (income) expense	—	216	—	134
Loss from sale of Business		11,533	—	11,533
Gain from dissolution of a business component	—	(860)	—	(860)
Loss from discontinued operations, before income taxes	(32)	(12,779)	(1,817)	(37,730)
Provision for income taxes	—	6,604	—	7,008
Loss from discontinued operations, net of income taxes	$(32)	$(19,383)	$(1,817)	$(44,738)

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

The significant operating and investing cash and noncash items of the discontinued operations included in the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 were as follows:

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Depreciation and amortization from discontinued operations	$—	$8,829
Loss from sale of the Business	—	11,533
Proceeds from sale of the Business	—	1,721
Capital expenditures	—	4,668
Dissolution of Net.Orange Ltd
On August 29, 2017, the Company dissolved its wholly-owned U.K. subsidiary, Net.Orange Ltd. The Company reclassified $860 of cumulative translation adjustment gains from accumulated comprehensive loss to the Company's results of discontinued operations.
Note 4. Accounts Receivable, net
Previously, accounts receivable, net excluded amounts related to post contract client support (“PCS”) and other services that were billed but not yet delivered at each period end. These undelivered services were also excluded from the deferred revenue balances on the accompanying Condensed Consolidated Balance Sheets. The amount of outstanding and unpaid invoices excluded from both the accounts receivable and deferred revenue balances as of December 31, 2017 was $6,198. Due to the implementation of ASC 606, outstanding and unpaid invoices for undelivered services are included in accounts receivable at September 30, 2018 (see Note 2).

Accounts receivable are included on the Condensed Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2018 and December 31, 2017 was $186 and $149, respectively.
Note 5. Inventories
Inventories as of September 30, 2018 and December 31, 2017 consisted of $654 and $839 of finished goods, respectively.
Note 6. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017

Prepaid expenses	$1,657	$2,791
Restricted cash (1)	—	350
Other current assets	3,531	2,217
Prepaid expenses and other current assets	$5,188	$5,358

(1) $1,136 of noncurrent restricted cash as of September 30, 2018 is included in the Company’s Consolidated Balance Sheets as part of Other assets. Current and noncurrent restricted cash consists of funds that are contractually restricted as to usage or withdrawal related to the Company's security deposits in the form of standby letters of credit for leased facilities. No amounts have been drawn upon the letters of credit as of September 30, 2018.

Accrued and other current liabilities of September 30, 2018 and December 31, 2017 consisted of the following:

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017

Payroll and related costs	$5,964	$7,051
NaviNet acquisition accrued earnout	1,275	5,408
Other accrued and other current liabilities	8,323	5,675
Accrued and other current liabilities	$15,562	$18,134

Note 7. Property, Plant, and Equipment, net
Property, plant and equipment, net as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017

Computer equipment and software	$13,912	$13,998
Furniture and equipment	4,296	3,211
Leasehold and building improvements	7,520	4,233
Property, plant, and equipment, excluding internal use software	25,728	21,442
Less: Accumulated depreciation and amortization	(17,718)	(15,248)
Property, plant and equipment, excluding internal use software, net	8,010	6,194
Internal use software	30,168	17,690
Construction in Progress - Internal use software	1,116	629
Less: Accumulated depreciation and amortization, internal use software	(14,352)	(5,996)
Internal use software, net	16,932	12,323
Property, plant, and equipment, net	$24,942	$18,517

Depreciation and amortization expense from continuing operations was $3,200 and $9,307, respectively, for the three and nine months ended September 30, 2018, of which $2,351 and $6,694, respectively, related to internal use software costs. Depreciation and amortization expense from continuing and discontinued operations was $3,197 and $9,793, respectively, for the three and nine months ended September 30, 2017, of which $1,546 and $4,402, respectively, related to internal use software costs.

Amounts capitalized to internal use software for the three and nine months ended September 30, 2018 were $2,140 and $5,484, respectively. Amounts capitalized to internal use software for the three and nine months ended September 30, 2017 were $976 and $5,482, respectively.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017

Customer relationships	$52,000	$52,000
Developed technologies	36,700	32,000
Trade name	3,000	3,000
	91,700	87,000
Less: Accumulated amortization	(24,710)	(17,576)
Intangible assets, net	$66,990	$69,424

Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations was $2,287 and $6,861, respectively, for the three and nine months ended September 30, 2018 and amortization expense from continuing and discontinued operations was $3,656 and $13,495, respectively, for the three and nine months ended September 30, 2017.
At February 28, 2018, the Company recorded $4,700 of definite-lived intangible assets and accumulated amortization of $271 related to the assignment of NantHealth Labs (see Note 18). These intangibles are amortized over a period of thirteen years.
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of September 30, 2018 is as follows:

Amounts
Remainder of 2018	$2,286
2019	9,150
2020	8,400
2021	8,400
2022	8,400
Thereafter	30,354
Total future intangible amortization expense	$66,990
Note 9. Goodwill
Goodwill as of September 30, 2018 and December 31, 2017 was $115,930 and $114,625, respectively. Goodwill as of December 31, 2017 excluded $16,444 associated with discontinued operations based on the relative fair value of the Business disposed to the total reporting unit as of August 25, 2017 (see Note 3).
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
Investment in NantOmics

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

In 2015, the Company purchased a total of 169,074,539 Series A-2 units of NantOmics, LLC (“NantOmics”), a related party of the Company, for an aggregate purchase price of $250,774. The Series A-2 units do not have any voting rights and, at the time of the purchase, represented approximately 14.28% of NantOmics’ issued and outstanding membership interests. NantOmics is majority owned by NantWorks and delivers molecular diagnostic capabilities with the intent of providing actionable intelligence and molecularly driven decision support for cancer patients and their providers at the point of care.

The Company applies the equity method to account for its investment in NantOmics as the interest in the equity is similar to a partnership interest. Further, the Company has the ability to exert significant influence over the operating and financial policies of the entity since NantWorks controls both NantHealth and NantOmics. The difference between the carrying amount of the investment in NantOmics and the Company’s underlying equity in NantOmics’ net assets relate to both definite and indefinite-lived intangible assets. At the date of purchase, the Company attributed $28,195 and $14,382 of these differences to NantOmics’ developed technologies and its reseller agreement with the Company, respectively, prior to the application of developed technology intangibles included in NantOmics net assets, and the remaining basis differences were attributed to goodwill. The Company amortizes the basis differences related to the definite-lived intangible assets over the assets’ estimated useful lives and records these amounts as a reduction in the carrying amount of its investment and an increase in its equity method loss.

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

At September 30, 2018, June 30, 2017 and December 31, 2016, the Company determined that other than temporary impairments of $80,444, $35,991 and $29,816, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill. The declines in fair value at September 30, 2018, June 30, 2017 and December 31, 2016 were primarily caused by changes in projected GPS Cancer revenue, due to delays in the Company’s GPS Cancer revenue growth and changes in the risk profile of the financial projections for NantOmics. The Company based its financial projections on information that the Company believed was reasonable; however, actual results may differ materially from those projections. The other than temporary impairments were based on judgments and estimates that were forward looking in nature and it is reasonably possible that the estimate of the impairments of the equity method investment in NantOmics will change in the near term due to the following: actual NantOmics cash distribution is materially lower than expected, significant adverse changes in NantOmics' operating environment, increase in the discount rate, and changes in other key assumptions. Risks and uncertainties are related to assumptions regarding future financial performance, commercial acceptance of product and service offerings, risk of reimbursement for the Company’s sequencing and molecular analysis solution, developments in the healthcare and molecular diagnostics industry, NantOmics' ability to integrate its business acquisitions, regulatory risks, and other general business risks including unanticipated adverse changes in NantOmics' operating environment.

At February 28, 2018, the Company transferred 9,088,362 of the Series A-2 units to NantOmics as consideration for the assignment of NantHealth Labs, Inc. (see Note 18). An additional 564,779 units were transferred by May 31, 2018. This reduced NantHealth's ownership of NantOmics to approximately 13.58%.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. For the three months ended September 30, 2018 and September 30, 2017, the Company recognized equity losses of $83,306 and $2,942, respectively. For the nine months ended September 30, 2018 and September 30, 2017, the Company recognized equity losses of $89,512 and $46,353, respectively.

The Company used the following summarized financial information for NantOmics for the nine months ended June 30, 2018 and 2017, to record its equity method losses for the nine months ended September 30, 2018 and 2017:

	Trailing nine months ended June 30
	2018	2017
Revenues	$4,231	$5,294
Gross loss	(7,615)	(4,330)
Loss from operations	(38,278)	(33,262)
Impairment on equity investments	(19,976)	—
Net loss	(54,482)	(41,420)
Net loss attributable to NantOmics	(53,120)	(39,088)
Other comprehensive gain	754	—
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

As of September 30, 2018 and December 31, 2017, IOBS was considered a variable interest entity. The Company is not the primary beneficiary of IOBS because it only has the right to elect two of five directors. All major decisions of IOBS require the majority vote by the members of the board of directors, including decisions made to manage the business including hiring and firing of officers and other critical management functions. Therefore, the Company does not consolidate IOBS.

During July 2018, the management of IOBS informed their board of directors that a transition plan had been agreed to migrate all current customers of the company to a business partner, as IOBS was unable to profitably serve those customers. The management of IOBS continues to seek ways to monetize the intellectual property held by the company, but future cash flows are uncertain. Therefore, the Company concluded that the investment in IOBS was impaired as of June 30, 2018. Given the level of uncertainty on future cash flows and the limited assets of IOBS available for distribution, the Company concluded the fair value of the investment was nil as of June 30, 2018 and recognized an impairment charge of $1,750 in other expenses. No other arrangements exist that could require the Company to provide additional financial support or otherwise expose the Company to a loss.

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
Offering costs of $4,286 related to the issuance of the Convertible Notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing offering costs and equity issuance costs, respectively. Approximately $972 of this amount was allocated to equity and the remaining $3,314 was capitalized as deferred financing offering costs.
The debt discounts and deferred financing offering costs on the Convertible Notes are being amortized to interest expense over the contractual terms of the Convertible Notes, using the effective interest method at an effective interest rate of 12.82%.
As of September 30, 2018, the remaining life of the Convertible Notes is approximately 39 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

	Related party	Others	Total
Balance as of September 30, 2018
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,735)	(18,770)	(20,505)
Net carrying amount	$8,265	$78,230	$86,495

Balance as of December 31, 2017
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(2,053)	(22,155)	(24,208)
Net carrying amount	$7,947	$74,845	$82,792

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables set forth the Company's interest expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Related party	Others	Total	Related party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471	$412	$4,001	$4,413
Amortization of debt discounts	71	1,020	1,091	274	2,966	3,240
Amortization of deferred financing offering costs	3	144	147	8	419	427
Total convertible notes interest expense	$211	$2,498	$2,709	$694	$7,386	$8,080

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Related party	Others	Total	Related party	Others	Total

Accrued coupon interest expense	$137	$1,334	$1,471	$412	$4,001	$4,413
Amortization of debt discounts	94	897	991	275	2,608	2,883
Amortization of deferred financing offering costs	3	127	130	8	369	377
	$234	$2,358	$2,592	$695	$6,978	$7,673

Note 12. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$22,841	$22,841	$—	$—
Assets - Marketable securities	1,136	—	1,136	—

	December 31, 2017
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$57,683	$57,683	$—	$—
Assets - Marketable securities	361	—	361	—
Liabilities - Interest make-whole derivative	7	—	—	7

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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company's investment securities as of September 30, 2018 and December 31, 2017 include certificates of deposit. The fair value of these investments approximate carrying values, and the Company has classified these instruments as Level 2 in the fair value hierarchy. The securities have maturity dates of one to three years.
Level 3 Inputs
In December 2016, the Company issued $107,000 in aggregate principal amount of Convertible Notes due December 15, 2021, of which $10,000 in principal amount was issued to a related party (see Note 11). The Convertible Notes include an interest make-whole feature whereby if a noteholder converts any of the Convertible Notes one year after the last date of original issuance of the Convertible Notes, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present values of the scheduled payments, computed using a discount rate equal to 2.0%, of interest that would have been made on the Convertible Notes to be converted had such Convertible Notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the Convertible Notes had not been so converted. The Company may pay any interest make-whole payment either in cash or in shares of its common stock, at the Company’s election as described in the Indenture. The Company has determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in the Company's Condensed Consolidated Balance Sheets, with subsequent changes to fair value recorded through earnings at each reporting period as part of other income, net on the Company's Condensed Consolidated Statements of Operations as change in fair value of derivative liability.
The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three and nine months ended September 30, 2018:

	June 30, 2018	Additions	Change in fair value	September 30, 2018
Interest make-whole derivative - related party and others	$5	$—	$(5)	$—

	December 31, 2017	Additions	Change in fair value	September 30, 2018
Interest make-whole derivative - related party and others	$7	$—	$(7)	$—
As of September 30, 2018 and December 31, 2017, the fair value and carrying value of the Company's Convertible Notes were:

	Fair value	Carrying value	Face value

5.5% convertible senior notes due December 15, 2021:
Balance as of September 30, 2018
Related party	$6,306	$8,265	$10,000
Others	61,169	78,230	97,000
	$67,475	$86,495	$107,000
Balance as of December 31, 2017
Related party	$7,327	$7,947	$10,000
Others	71,076	74,845	97,000
	$78,403	$82,792	$107,000

The fair value shown above represents the fair value of the debt instrument, inclusive of both the debt and equity components, but excluding the derivative liability. The carrying value represents only the carrying value of the debt component.

The fair value of the Convertible Notes was determined by unobservable inputs that are supported by minimal non-active market activity and that are significant to determining the fair value of the debt instrument.

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
Lease Arrangements
The Company leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of September 30, 2018 and December 31, 2017, the Company had no material capital leases and the remaining lives of its operating leases ranged from one to ten years.
Rental expense associated with operating leases is recognized on a straight-line basis over the term of the lease. The expense is included in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the rental expense was charged to selling, general and administrative expense in the amount of $841 and $3,217, respectively. For the three and nine months ended September 30, 2017, the amounts from continuing and discontinued operations were $1,062 and $3,577, respectively.
In March and April 2018, the Company entered into two new real estate leases in Philadelphia and Boston, which increased the Company's future minimum rental commitments. As of September 30, 2018, the Company’s future minimum rental commitments under its noncancelable operating leases are as follows:

Amounts
2018	$860
2019	2,693
2020	2,574
2021	2,532
2022	2,374
Thereafter	5,139
Total minimum rental commitments	$16,172
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
Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825 ("Deora"). In June 2017,

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with our founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

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

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB-were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora, but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. On July 30, 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. On October 29, 2018, in response to the motion to dismiss, Petersen filed an amended complaint. On November 14, 2018, the defendants moved to dismiss the amended complaint. The parties have stipulated to a briefing schedule for the motion to dismiss the amended complaint. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. The complaint contains allegations similar to those in Deora but asserts causes of action on behalf of NantHealth against various of the Company’s current or former executive offers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The parties have agreed to stay the case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery.
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

On April 12, 2018, the Company filed its answer and jury demand in the action. On August 2, 2018, PayPal requested a status conference with the court in order to discuss PayPal’s potential filing of a motion for partial judgment on the pleadings pursuant to Mass. R. Civ. P. 12(c).  A Rule 16 Litigation Control Conference (“Rule 16 Conference”) was held on August 22, 2018. During the Rule 16 Conference, the court denied PayPal’s request for leave to file a motion for partial judgment on the pleadings. Following the Rule 16 Conference, the court issued a tracking order setting deadlines and other procedures that would apply to this action. The parties are currently engaged in discovery, including non-party discovery. The deadline for completion of fact discovery, as mandated by the court’s tracking order, is February 1, 2019. The deadlines for PayPal and the Company to designate experts who are expected to testify on their behalf and to serve their expert disclosures are March 15, 2019 and April 19, 2019, respectively. The deadline for completion of expert discovery is May 17, 2019. The deadline for serving summary judgment motions is June 21, 2019, and the deadline for filing such motion is July 28, 2019. The final pre-trial conference will take place on September 18, 2019.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

On September 26, 2018, the Company filed its Assented to Motion for Leave to Amend Its Answer. The court granted the Company’s motion on October 3, 2018. On October 9, 2018, the Company filed and served its amended answer and jury demand.

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
Note 14. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2018 in continuing operations was a benefit of $1,778 and $3,429, respectively. For the three and nine months ended September 30, 2017 the provision for income taxes in continuing operations was $30 and $85, respectively. The tax provision for income taxes for the three and nine months ended September 30, 2018 and September 30, 2017 in continuing operations included an income tax provision for the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three and nine months ended September 30, 2018 were 1.79% and 2.37% in continuing operations, respectively. The effective tax rates for the three and nine months ended September 30, 2017 were 0.13% and 0.08% in continuing operations, respectively. The effective tax rates for the three months ended September 30, 2018 and September 30, 2017 differed from the U.S. federal statutory rates of 21% in 2018 and 34% in 2017 primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, nondeductible expenses, state income taxes, foreign income tax rate differential and the impact of valuation allowance on its deferred tax assets.

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

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, modifies the rules with respect to the deductibility of certain executive compensation, and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. At September 30, 2018, we have not completed our accounting for the tax effects of the Act. We have made a reasonable estimate of certain effects of the Act as of December 31, 2017. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. Our estimates may also be affected as we gain a more thorough understanding of the tax law. These changes would likely not be material to income tax expense given the companies valuation allowance against the U.S. net deferred tax assets.
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

In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of September 30, 2018 and December 31, 2017, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of September 30, 2018 and December 31, 2017, there were no outstanding shares of preferred stock.
Other Equity Contributions

In December 2016, the Company entered into an agreement to provide genomic and proteomic sequencing and related bioinformatics services to an institution related to cancer research. The agreement provided that the institution would pay the Company a fixed per-test fee in exchange for the services to be provided by the Company. A private charitable 501(c)(3) non-profit organization controlled by the Company’s Chairman and CEO also made a charitable gift to the institution in December 2016. The gift does not contractually or otherwise require the institution to use the Company’s molecular profiling solutions or any of the Company’s other products or services. No amounts related to this arrangement have been recognized in the Company’s Condensed Consolidated Balance Sheets or Statements of Operations as of or for the three and nine months ended September 30, 2018 or September 30, 2017. During July 2017, the agreement with the institution was canceled.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 16. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Restricted Stock:
Research and development	$28	$34	$79	$80
Phantom units:
Cost of revenue	52	(239)	302	247
Selling, general and administrative	(484)	(11)	(69)	(655)
Research and development	(13)	44	313	(110)
Discontinued operations	—	(4,792)	—	(3,591)
Total phantom units stock-based compensation expense	(445)	(4,998)	546	(4,109)
Stock options:
Selling, general and administrative	—	2	—	(47)
Restricted Stock Units:
Cost of revenue	4	—	22	—
Selling, general and administrative	759	—	3,983	—
Research and development	27	—	175	—
Total restricted stock units stock-based compensation expense	790	—	4,180	—
Total stock-based compensation expense	373	(4,962)	4,805	(4,076)
Amount capitalized to internal-use software	149	(68)	410	661
Total stock-based compensation cost	$522	$(5,030)	$5,215	$(3,415)
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

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Phantom Unit Plan
On March 31, 2015, the Company approved the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”). The maximum number of phantom units that may be issued under the Phantom Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. As of September 30, 2018, there were 601,352 phantom units outstanding under the Phantom Unit Plan, after giving effect to the 1-for-5.5 reverse stock split, effected in connection with the Company's IPO. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017.

The following table summarizes the activity related to the unvested phantom units during the nine months ended September 30, 2018:

	Number of Units	Weighted Average Grant date value per phantom unit
Unvested phantom units outstanding - December 31, 2017	1,292,784	$15.01
Vested	(320,856)	$15.75
Forfeited	(33,863)	$14.61
Unvested phantom units outstanding - March 31, 2018	938,065	$14.76
Vested	(188,426)	$14.24
Forfeited	(58,014)	$14.34
Unvested phantom units outstanding - June 30, 2018	691,625	$14.94
Vested	(9,091)	$15.84
Forfeited	(81,182)	$14.80
Unvested phantom units outstanding - September 30, 2018	601,352	$14.95

The Company has previously granted phantom units to employees of related companies who are providing services to the Company under the shared services agreement with NantWorks (see Note 18) as well as certain consultants of the Company. No phantom units were granted during the three and nine months ending September 30, 2018 or 2017. Stock-based compensation expense for the phantom units issued to these participants is re-measured at the end of each reporting period until the awards vest. All other grants of phantom units have been made to employees of the Company. The Company uses the accelerated attribution method to recognize expense for all phantom units since the awards’ vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.

As of September 30, 2018, the Company had $1,267 of unrecognized stock-based compensation expense related to phantom units which will be recognized over a weighted-average period of 0.9 years. Of that amount, $1,238 of unrecognized expense is related to employee grants with a weighted-average period of 0.9 years and $29 of unrecognized expense is related to non-employee grants with a weighted-average period of 1.3 years.

During the three and nine months ended September 30, 2018, the Company issued 6,918 and 325,312 shares, respectively, of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 2,173 and 177,343 shares, respectively, to satisfy tax withholding obligations. The Company made cash payments of $7 and $569 to cover employee withholding taxes upon the settlement of these vested phantom units during the three and nine months ended September 30, 2018, respectively. During the nine months ended September 30, 2018, the Company also paid $55 to cash-settle 15,717 vested phantom units held by participants of the Phantom Unit Plan based outside of the United States and to pay cash in lieu of fractional shares for vested units held by participants based in the United States.

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

In April 2018, the Company’s Board of Directors adopted and, in June 2018, the Company’s stockholders approved an amendment to the 2016 Plan, to reserve a further 6,800,000 shares of common stock for issuance pursuant to the 2016 Plan. Following the approval of the amendment, a total of 12,800,000 shares of common stock were reserved for issuance pursuant to the 2016 Plan.
Restricted Stock
The Company issued 10,462 shares of restricted stock under the 2016 Plan on June 1, 2016, in connection with the conversion of the Series C units, of which 3,486 and 3,486 were vested and converted into unrestricted common stock during 2017 and 2016, respectively. As of September 30, 2018 and December 31, 2017, there were 3,490 shares of restricted stock outstanding under the 2016 Plan.
Total stock-based compensation expense of $8 is expected to be recognized on a straight-line basis over approximately the next 0.1 years for the unvested restricted stock outstanding as of September 30, 2018. The unrecognized stock compensation expense relates to nonemployees, and the awards are being accounted for pursuant to ASC 505-50. Stock compensation expense for the restricted stock issued to the nonemployees is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period.
Stock Options
During the year ended December 31, 2016, the Company issued 500,000 stock options, with an exercise price of $14.00, under the 2016 Plan, to Mark Burnett, who was a nonemployee member of the Company’s Board of Directors until June 2018. The award is being accounted for pursuant to ASC 505-50. Stock compensation expense issued to the nonemployees is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period. The Company has utilized the Black-Scholes option-pricing model to determine the fair value of the stock options.
Mark Burnett did not seek nomination for re-election at the annual meeting of stockholders on June 8, 2018. As a result, 125,000 unvested options were terminated.
Restricted Stock Units

The Company intends to settle all vested restricted stock unit payments held by United States-based participants, except for certain awards to the Chief Operating Officer, in shares of the Company’s common stock and classifies these awards as equity awards in its Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States, and those awards agreed with participants to be settled in cash, will be settled in cash and are classified within accrued and other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table summarizes the activity related to the unvested restricted stock units during the three and nine months ended September 30, 2018:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding - December 31, 2017	3,106,024	$3.43
Vested	(42,717)	$4.33
Forfeited	(147,186)	$3.39
Unvested restricted stock units outstanding - March 31, 2018	2,916,121	$3.42
Vested	(1,222,745)	$3.42
Forfeited	(43,812)	$3.39
Unvested restricted stock units outstanding - June 30, 2018	1,649,564	$3.42
Granted	293,736	$1.89
Vested	(143,970)	$2.61
Forfeited	(197,154)	$3.39
Unvested restricted stock units outstanding - September 30, 2018	1,602,176	$3.22
Unrecognized compensation expense related to unvested restricted stock units was $4,127 at September 30, 2018, which is expected to be recognized as expense over the weighted-average period of 1.4 years.

During the three and nine months ended September 30, 2018, the Company issued 12,717 and 782,364 shares, respectively, of common stock to participants of the 2016 Plan based in the United States, after withholding approximately 0 and 423,075 shares, respectively, to satisfy tax withholding obligations. During the three and nine months ended September 30, 2018, the Company made cash payments of $0 and $1,434, respectively, to cover employee withholding taxes upon the settlement of these vested restricted stock units. During the three and nine months ended September 30, 2018, the Company also paid $86 and $331, respectively, to cash-settle 30,000 and 102,740 vested restricted stock units, respectively, held by participants of the 2016 Plan based outside of the United States, to pay cash in lieu of fractional shares for vested units held by participants based in the United States, and by agreement with the Chief Operating Officer in relation to certain grants made to him.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 17. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock and redeemable common stock for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Common Stock	Common Stock	Common Stock	Common Stock
Net loss per share numerator:
Net loss from continuing operations	$(97,432)	$(23,015)	$(141,213)	$(108,839)
Net loss from discontinued operations	(32)	(19,383)	(1,817)	(44,738)
Net loss for basic and diluted net loss per share	$(97,464)	$(42,398)	$(143,030)	$(153,577)
Weighted-average shares for basic net loss per share	109,471,712	115,924,122	109,060,408	119,745,231
Effect of dilutive securities	—	—	—	—
Weighted-average shares for dilutive net loss per share	109,471,712	115,924,122	109,060,408	119,745,231
Basic and diluted net loss per share from continuing operations	$(0.89)	$(0.20)	$(1.29)	$(0.91)
Basic and diluted net loss per share from discontinued operations	$—	$(0.17)	$(0.02)	$(0.37)
Basic and diluted total net loss per share	$(0.89)	$(0.37)	$(1.31)	$(1.28)
The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2018	2017
Unvested restricted stock	3,490	6,976
Unvested phantom units	601,352	1,651,090
Unvested restricted stock units	1,602,176	—
Unexercised stock options	—	500,000
Convertible notes	8,815,655	8,815,655

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 18. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three and nine months ended September 30, 2018, the Company incurred $663 and $2,096 of expenses, respectively, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net. During the three and nine months ended September 30, 2017, the Company incurred $961 and $4,026 of expenses, respectively, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. Additionally, the Company incurred $70 and $171 of expenses, respectively, during the three and nine months ended September 30, 2018, related to research and development services provided by NantWorks and affiliates. The Company incurred $0 and $239 of expenses during the three and nine months ended September 30, 2017, respectively, related to research and development services provided by NantWorks and affiliates.
Related Party Receivables and Payables
As of September 30, 2018 and December 31, 2017, the Company had related party receivables, net of related party payables of $2,904 and $2,312, respectively, primarily consisting of a receivable from Ziosoft KK of $1,915 and $2,082, respectively, which was related to the sale of Qi Imaging. As of September 30, 2018 and December 31, 2017, the Company had related party payables, net of receivables balances, and related party liabilities of $21,421 and $16,004, respectively, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below) and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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
As of September 30, 2018 and December 31, 2017, the Company has $550 and $419, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three and nine months ended September 30, 2018, direct costs of $1,401 and $3,663 were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three and nine months ended September 30, 2017, direct costs of $1,549 and $3,937 were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge, an entity affiliated with the Company's Chairman and CEO Dr. Patrick Soon-Shiong, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 11). The accrued and unpaid interest on the Convertible Notes held by Cambridge was $162 and $24 at September 30, 2018 and December 31, 2017, respectively, as part of current related party liabilities on the Condensed Consolidated Balance Sheet.
Assignment of NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.)
On July 5, 2018 Liquid Genomics, Inc. filed a certificate of amendment to its certificate of incorporation with the secretary of state for Delaware to change its name to NantHealth Labs, Inc. ("NantHealth Labs").

On February 28, 2018, the Company acquired 100% of the equity of NantHealth Labs, a company that provides liquid biopsy analysis of gene expressions and mutations using cell-free RNA and DNA, pursuant to an assignment agreement dated February 1, 2018 between the Company and NantOmics, a related party. The purchase price for the acquisition consisted of 9,088,362 Series A-2 units of NantOmics previously owned by the Company that were transferred at the closing plus 564,779 of Series A-2 units of NantOmics owned by the Company that were transferred to NantOmics during May 2018.

The Company and NantOmics are controlled by the Company's Chairman and CEO, therefore no gain or loss was recognized on the transaction. The difference in the purchase price and the historical cost of the assets and liabilities acquired was recorded as a distribution from equity at the assignment date. The transaction did not cause a material change in the reporting entity, and the Company has not retrospectively adjusted its previously issued financial statements. The consolidation of NantHealth Labs at February 28, 2018 added $248 and $444, respectively, to the Company's sequencing and molecular analysis revenue for the three months and nine months ending September 30, 2018. This revenue was substantially all earned from agreements with affiliates, described below. As a result of consolidating NantHealth Labs at February 28, 2018, the net loss of the Company increased by $1,264 during the nine months ended September 30, 2018.

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

In June 2018, NantHealth Labs entered into similar agreements to provide liquid tumor profiling services to Altor BioScience ("Altor"), NantCell, Inc. ("NantCell"), and NantBioScience, Inc. ("NantBio"), all affiliates of the Company.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Under these agreements, the Company recorded $211 and $393 of revenue during the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, the Company has $820 of accounts receivable from related parties and $412 of deferred revenue due to these agreements.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note was originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes (see Note 11). No other terms of the promissory note were changed. As of September 30, 2018 and December 31, 2017, the total principal and interest outstanding on the note amounted to $128,808 and $124,166, respectively. The accrued and unpaid interest on the note was $16,142 and $11,500, respectively, as of September 30, 2018 and December 31, 2017, as part of noncurrent related party liabilities on the Condensed Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval, and as of September 30, 2018, there was no outstanding balance on the promissory note.
On August 8, 2018, the Company executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, with interest payments on outstanding amounts due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows the Company to request advances, up to a maximum commitment of $100,000. Advances can be requested of up to $10,000 per calendar quarter until March 31, 2019 and, following that, up to $20,000 per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes (see Note 11). The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At September 30, 2018, the Company was in compliance with the covenants.

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
Since our inception, we have devoted substantially all of our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch and expansion of our molecular sequencing and analysis business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of September 30, 2018, our accumulated deficit was approximately $835.0 million. We expect to continue to incur operating losses over the near term as we drive adoption of our molecular sequencing and analysis solutions (including GPS Cancer), expand our commercial operations, and invest further in NantHealth solutions.
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
2018 Acquisition of NantHealth Labs (formerly Liquid Genomics, Inc.)

On February 28, 2018, we acquired 100% of the equity of NantHealth Labs, Inc. (“NantHealth Labs”, formerly Liquid Genomics, Inc.), a company that provides liquid biopsy analysis of gene expressions and mutations using cell free RNA and DNA, pursuant to an assignment agreement dated February 1, 2018 between the Company and NantOmics, LLC a related party. The purchase price for the acquisition consisted of 9,088,362 Series A-2 units of NantOmics previously owned by the Company that were transferred at the closing plus 564,779 of Series A-2 units of NantOmics owned by the Company that were transferred to NantOmics as of May 31, 2018.

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

The sale of the business to Allscripts qualified as discontinued operations because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the business to Allscripts represented a strategic shift in our operations as the sale enables us to focus on genomic sequencing, clinical decision support, connected care and payer engagement.

The consummation of the transactions contemplated by the APA is reflected in the Condensed Consolidated Financial Statements.

2017 Corporate Restructuring Plan
In August 2017, we committed to and began implementation of a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. The plan was substantially completed by the end of 2017 and allows us to focus on our core competencies of genomic sequencing, clinical decision support, connected care and payer engagement. We incurred charges from this restructuring related to severance and other cash expenditures and recognized the majority of the expenses related to this restructuring in the quarter ended September 30, 2017.
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

Non-GAAP net loss from continuing operations excludes the effects of (1) loss from equity method investments including impairment losses, (2) stock based compensation expense, (3) intangible amortization, (4) corporate restructuring expenses, (5) acquisition related compensation expense (6) acquisition related sales incentives, which have been recorded as contra revenue, (7) change in fair value of derivatives liability, (8) non-cash interest expense related to convertible notes, (9) securities litigation costs, (10) impairment of investments without readily determinable fair value, and (11) the impacts of certain income tax benefits and provisions from non-cash activity.

The following table reconciles Net loss from continuing operations to Net loss from continuing operations - Non-GAAP and Shares outstanding to Shares outstanding - Non-GAAP for the three and nine months ended September 30, 2018 and 2017 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss from continuing operations	$(97,432)	$(23,015)	$(141,213)	$(108,839)
Adjustments to GAAP net loss:
Loss from related party equity method investment including impairment loss	83,306	2,942	89,512	46,353
Stock-based compensation expense from continuing operations	373	(170)	4,805	(485)
Corporate restructuring from continuing operations	—	807	—	2,396
Acquisition related sales incentive	425	727	995	2,061
Change in fair value of derivatives liability	(5)	(6)	(7)	(245)
Noncash interest expense related to convertible notes	1,273	1,121	3,702	3,260
Intangible amortization from continuing operations	2,287	2,197	6,863	7,192
Securities litigation costs	887	500	1,709	685
Impairment of equity securities	—	—	1,750	—
Tax benefit resulting from certain noncash tax items	(1,943)	—	(3,649)	—
Total adjustments to GAAP net loss from continuing operations	86,603	8,118	105,680	61,217
Net loss - Non-GAAP from continuing operations	$(10,829)	$(14,897)	$(35,533)	$(47,622)

Weighted average shares outstanding	109,471,712	115,924,122	109,060,408	119,745,231

Net loss per share from continuing operations - Non-GAAP	$(0.10)	$(0.13)	$(0.33)	$(0.40)

The following table reconciles net loss from continuing operations per common share to net loss per common share from continuing operations Non-GAAP for the three and nine months ended September 30, 2018 and 2017 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss per common share from continuing operations	$(0.89)	$(0.20)	$(1.29)	$(0.91)
Adjustments to GAAP net loss per common share from continuing operations:
Loss from related party equity method investment including impairment loss	0.77	0.03	0.82	0.39
Stock-based compensation expense from continuing operations	—	—	0.04	—
Corporate restructuring from continuing operations	—	0.01	—	0.02
Acquisition related sales incentive	—	0.01	0.01	0.02
Change in fair value of derivatives liability	—	—	—	—
Noncash interest expense related to convertible notes	0.01	0.01	0.03	0.03
Intangible amortization from continuing operations	0.02	0.01	0.05	0.04
Securities litigation costs	0.01	—	0.02	0.01
Impairment of equity securities	—	—	0.02	—
Tax benefit resulting from certain noncash tax items	(0.02)	—	(0.03)	—
Total adjustments to GAAP net loss per common share from continuing operations	0.79	0.07	0.96	0.51
Net loss per common share from continuing operations - Non-GAAP	$(0.10)	$(0.13)	$(0.33)	$(0.40)

Components of Our Results of Operations
Revenue
We generate our revenue from the sale of software-as-a-service ("SaaS"), software licenses, maintenance, hardware and services. Our systems infrastructure and platforms support the delivery of both personalized comprehensive sequencing and molecular analysis and the implementation of value-based care models across the healthcare continuum. We generate revenue from the following sources:

Software-as-a-service related - SaaS related revenue is generated from our clients’ access to and usage of our hosted software solutions on a subscription basis for a specified contract term. In SaaS arrangements, the customer cannot take possession of the software during the term of the contract and generally only has the right to access and use the software and receive any software upgrades published during the subscription period. Solutions sold under a SaaS model include our Eviti platform solutions and NaviNet.

Software and hardware related - Software and hardware related revenue is generated from the license of our software, on a perpetual basis, the sale of hardware and professional services that are complementary to the software and may or may not be required for the software to function as desired by the customer. The services are generally provided in the form of implementation and training services and do not include maintenance revenue. The software is installed on the customer's site or the customer's designated vendor’s site and is not hosted by us or by a vendor contracted by us. We also generate revenue from the resale of third-party software and hardware to our clients. Our software license and hardware solutions include DeviceConX software and HBox. Software and hardware related also includes revenue from professional services we provide that are generally complementary to our software solutions and may or may not be required for the solution to function as desired by the customer.

Maintenance - Maintenance revenue includes ongoing post contract client support ("PCS") or maintenance on software and hardware during the PCS term. Additionally, PCS includes ongoing development of software updates and upgrades provided to the customer on a when-and-if-available basis. We sell our DeviceConX solution with maintenance contracts.

Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and analysis of whole genome DNA, RNA, and/or proteomic testing under our reseller agreement with NantOmics, LLC ("NantOmics"), and from blood samples via our liquid/blood-based tumor profiling platform through our subsidiary, NantHealth Labs, Inc. ("NantHealth Labs", formerly Liquid Genomics, Inc.). Revenue is recognized at a point in time, when reports of results are transferred to the ordering physician or institution, or on a cash basis; or ratably over time for the period of a stand-ready obligation to provide blood-based tumor profiling services.

Home health care services - Home health care services revenue includes revenue related to nursing and therapy services provided to patients in a home care setting.
Cost of Revenue
Cost of revenue includes associated salaries and fringe benefits, stock-based compensation, consultant costs, direct reimbursable travel expenses, depreciation related to software developed for internal use, depreciation related to lab equipment, and other direct engagement costs associated with the design, development, sale and installation of systems, including system support and maintenance services for customers. System support includes ongoing customer assistance for software updates and upgrades, installation, training and functionality. All service costs, except development of internal use software and deferred implementation costs, are expensed when incurred. Amortization of deferred implementation costs are also included in cost of revenue. Cost of revenue associated with each of our revenue sources consists of the following types of costs:

Software-as-a-service related - SaaS related cost of revenue includes personnel-related costs, amortization of deferred implementation costs, depreciation of internal use software, and other direct costs associated with the delivery and hosting of our subscription services.

Software and hardware related - Software and hardware related cost of revenue includes third-party software and hardware costs directly associated with solutions, including purchasing and receiving costs, and includes direct costs associated with software implementation services provided to our customers. Software and hardware related cost of revenue also includes hardware costs directly related to bringing manufactured products to their final selling destination.

Maintenance - Maintenance cost of revenue includes personnel-related costs and other direct costs associated with the ongoing support or maintenance provided to our customers.

Sequencing and molecular analysis - Sequencing and molecular analysis cost of revenue includes personnel-related costs associated with fulfillment of these services, including those of our subsidiary, NantHealth Labs, and amounts due to NantOmics under the reseller agreement for the sequencing and analysis of whole genome, DNA, RNA, and/or proteomic results. It also includes depreciation of internal use software and lab equipment.

Home health care services - Home health care services cost of revenue includes direct expenses relating to our nursing and therapy services provided to patients in a home care setting.
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

Selling, general and administrative

Selling, general and administrative expense consists primarily of personnel-related expenses for our sales and marketing, finance, legal, human resources, and administrative associates, stock-based compensation, advertising and marketing promotions of NantHealth solutions, and corporate shared services fees from NantWorks. It also includes trade show and event costs, sponsorship costs, point of purchase display expenses and related amortization as well as legal costs, facility costs, consulting and professional fees, insurance and other corporate and administrative costs.

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

Amortization of acquisition related assets

Amortization of acquisition related assets consists of noncash amortization expense related to our non-revenue generating technology as well as amortization expense that we recognize on intangible assets that we acquired through our investments.
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

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Software-as-a-service related	$15,937	$15,205	$48,323	$44,948
Software and hardware related	1,450	1,523	3,790	5,400
Maintenance	2,522	2,696	7,357	8,183
Total software-related revenue	19,909	19,424	59,470	58,531
Sequencing and molecular analysis	742	1,025	2,506	1,985
Home health care services	1,641	1,311	4,627	3,862
Total net revenue	22,292	21,760	66,603	64,378

Cost of Revenue:
Software-as-a-service related	5,863	5,859	18,205	17,287
Software and hardware related	737	1,757	2,412	3,785
Maintenance	234	274	683	564
Amortization of developed technologies	1,233	1,143	3,700	4,029
Total software-related cost of revenue	8,067	9,033	25,000	25,665
Sequencing and molecular analysis	2,323	1,757	5,443	4,862
Home health care services	836	682	2,435	2,116
Total cost of revenue	11,226	11,472	32,878	32,643

Gross Profit	11,066	10,288	33,725	31,735

Operating Expenses:
Selling, general and administrative	17,001	17,521	56,123	54,181
Research and development	4,835	7,749	15,875	25,051
Amortization of acquisition-related assets	1,054	1,054	3,163	3,163
Total operating expenses	22,890	26,324	75,161	82,395

Loss from operations	(11,824)	(16,036)	(41,436)	(50,660)
Interest expense, net	(4,306)	(4,067)	(12,766)	(12,049)
Other income (expense), net	226	60	(928)	308
Loss from related party equity method investment, including impairment	(83,306)	(2,942)	(89,512)	(46,353)
Loss from continuing operations before income taxes	(99,210)	(22,985)	(144,642)	(108,754)
(Benefit from) provision for income taxes	(1,778)	30	(3,429)	85
Net loss from continuing operations	(97,432)	(23,015)	(141,213)	(108,839)
Loss from discontinued operations, net of tax	(32)	(19,383)	(1,817)	(44,738)
Net loss	$(97,464)	$(42,398)	$(143,030)	$(153,577)

Net loss per share:
Continuing operations
Basic and diluted - common stock	$(0.89)	$(0.20)	$(1.29)	$(0.91)

Discontinued operations
Basic and diluted - common stock	$—	$(0.17)	$(0.02)	$(0.37)

Total net income (loss) per share
Basic and diluted - common stock	$(0.89)	$(0.37)	$(1.31)	$(1.28)
Weighted average shares outstanding:
Basic and diluted - common stock	109,471,712	115,924,122	109,060,408	119,745,231

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Software-as-a-service related	71.5%	69.9%	72.6%	69.8%
Software and hardware related	6.5%	7.0%	5.7%	8.4%
Maintenance	11.3%	12.4%	11.0%	12.7%
Total software-related revenue	89.3%	89.3%	89.3%	90.9%
Sequencing and molecular analysis	3.3%	4.7%	3.8%	3.1%
Home health care services	7.4%	6.0%	6.9%	6.0%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue:
Software-as-a-service related	26.3%	26.9%	27.3%	26.9%
Software and hardware related	3.3%	8.1%	3.6%	5.9%
Maintenance	1.0%	1.3%	1.0%	0.9%
Amortization of developed technologies	5.6%	5.3%	5.6%	6.2%
Total software-related cost of revenue	36.2%	41.5%	37.5%	39.9%
Sequencing and molecular analysis	10.4%	8.1%	8.2%	7.6%
Home health care services	3.8%	3.1%	3.7%	3.3%
Total cost of revenue	50.4%	52.7%	49.4%	50.7%

Gross Profit	49.6%	47.3%	50.6%	49.3%

Operating Expenses:
Selling, general and administrative	76.2%	80.6%	84.3%	84.2%
Research and development	21.7%	35.6%	23.8%	38.9%
Amortization of acquisition-related assets	4.7%	4.8%	4.7%	4.9%
Total operating expenses	102.6%	121.0%	112.8%	128.0%

Loss from operations	(53.0)%	(73.7)%	(62.2)%	(78.7)%
Interest expense, net	(19.3)%	(18.7)%	(19.2)%	(18.7)%
Other income (expense), net	1.0%	0.3%	(1.4)%	0.5%
Loss from related party equity method investment, including impairment	(373.7)%	(13.5)%	(134.4)%	(72.0)%
Loss from continuing operations before income taxes	(445.0)%	(105.6)%	(217.2)%	(168.9)%
(Benefit from) provision for income taxes	(7.9)%	0.1%	(5.1)%	0.2%
Net loss from continuing operations	(437.1)%	(105.7)%	(212.1)%	(169.1)%
Loss from discontinued operations, net of tax	(0.1)%	(89.1)%	(2.7)%	(69.5)%
Net loss	(437.2)%	(194.8)%	(214.8)%	(238.6)%

Comparison of Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Software-as-a-service related	$15,937	$15,205	$48,323	$44,948	$732	4.8%	$3,375	7.5%
Software and hardware related	1,450	1,523	3,790	5,400	(73)	(4.8)%	(1,610)	(29.8)%
Maintenance	2,522	2,696	7,357	8,183	(174)	(6.5)%	(826)	(10.1)%
Total software-related revenue	19,909	19,424	59,470	58,531	485	2.5%	939	1.6%
Sequencing and molecular analysis	742	1,025	2,506	1,985	(283)	(27.6)%	521	26.2%
Home health care services	1,641	1,311	4,627	3,862	330	25.2%	765	19.8%
Total net revenue	$22,292	$21,760	$66,603	$64,378	$532	2.4%	$2,225	3.5%
Comparison of the three-month periods ended September 30, 2018 and 2017
Total revenue increased $0.5 million, or 2.4%, for the three months ended September 30, 2018 compared to the prior year period. The primary driver of this increase was a $0.5 million increase in total software-related revenue and a $0.3 million increase in home health care services; partially offset by a decrease of $0.3 million in sequencing and molecular analysis. Adoption of the new revenue recognition standard, ASC 606, positively impacted the total revenue by $0.3 million.
Total software-related revenue (including software and hardware related, SaaS and maintenance) increased by $0.5 million, or 2.5%, for the three months ended September 30, 2018, primarily driven by an increase in SaaS related revenue partially offset by a decrease in DeviceConX software and hardware and maintenance revenue.
SaaS related revenue increased by $0.7 million, or 4.8%, for the three months ended September 30, 2018, primarily driven by a $1.2 million increase in NaviNet SaaS revenue. This increase was partially offset by a decrease of $0.5 million in our Eviti platform solutions due to a decrease in covered lives compared with the same period last year. Adoption of the new revenue recognition standard resulted in an additional $0.1 million.
Software and hardware related revenue decreased $73 thousand, or 4.8%, for the three months ended September 30, 2018, compared to the prior year. Our software and hardware related revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX customers and our revenue recognition for those arrangements. The prior year period revenue was recognized under the old revenue recognition standard which deferred all revenue until the completion of implementation. In the current year, certain contracts are recognized on a percentage of completion basis, unless we are unable to reasonably estimate our progress.
Maintenance revenue decreased $0.2 million, or 6.5%, for the three months ended September 30, 2018, compared to the prior year. This was due to the timing of recognition of maintenance fees on an individual contract in the prior year, which had been deferred until implementation was complete under the previous revenue recognition guidance. This decrease was partially offset by a larger customer base of DeviceConX post contract support maintenance services compared to the prior year period.
Sequencing and molecular analysis revenue decreased $0.3 million, or 27.6%, for the three months ended September 30, 2018, compared to the prior year. This decrease was primarily driven by a change in product mix on tests performed and reimbursed as we transition a part of our sequencing and molecular analysis business to the GPS Liquid test to accommodate a growing segment of the market.
Currently, we recognize revenue from clients with executed contracts, and from clients without a contractual agreement where we recognize revenue on a cash basis given the uncertainty of reimbursement. As the company gains additional insurance coverage, including coverage under government insurance programs, we expect to be able to reduce the portion of GPS revenue which is recognized on a cash basis.

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

In parallel with the private payer activities described above, we are also making extensive efforts to achieve coverage from governmental programs such as Medicare, using approval pathways including FDA in-vitro medical device clearance. Those activities are ongoing but have uncertainty on the timelines as to formal approval.
Home health care services increased $0.3 million, or 25.2%, for the three months ended September 30, 2018 driven by a slight growth in our customer base.
Comparison of the nine-month periods ended September 30, 2018 and 2017
Total revenue increased $2.2 million, or 3.5%, for the nine months ended September 30, 2018, compared to the prior period. The primary drivers of this revenue growth were increases of $0.9 million in total software related revenue, $0.8 million in home health care services, and $0.5 million in sequencing and molecular analysis. Adoption of the new revenue recognition standard, ASC 606, positively impacted the total revenue by approximately $1.6 million.
Our total software-related revenue (including software and hardware, SaaS and maintenance) increased $0.9 million, or 1.6%, for the nine months ended September 30, 2018, compared to the prior year period. The increase was primarily driven by SaaS revenue from our NaviNet solutions, offset partially by a decrease in our DeviceConX software and hardware related revenue.
SaaS related revenue increased $3.4 million, or 7.5%, for the nine months ended September 30, 2018, compared to the prior year. This increase was primarily driven by a $4.0 million increase in NaviNet SaaS revenue, offset partially by a reduction of $0.7 million in our Eviti platform solution due to a decrease in covered lives compared with the same period last year.
Software and hardware related revenue decreased $1.6 million, or 29.8%, for the nine months ended September 30, 2018, compared to the prior year. The main contributing factor for this decrease was the timing of a large DeviceConX customer contract completed and recognized in the prior year. The prior year period revenue was recognized under the old revenue recognition standard which deferred all revenue until the completion of implementation. Our software and hardware related revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX customers and our revenue recognition for those arrangements.
Maintenance revenue decreased $0.8 million, or 10.1%, for the nine months ended September 30, 2018, compared to the prior year period. This decrease was due to the timing of a large DeviceConX customer contract completed and recognized in the prior year period. The prior year period revenue was recognized under the older revenue recognition standard which deferred all revenue including maintenance until the completion of implementation. The decrease was partially offset by an increase in size of the customer base for DeviceConX post contract support maintenance service compared to the prior year.
Sequencing and molecular analysis revenue increased $0.5 million, or 26.2%, for the nine months ended September 30, 2018, compared to the prior year period. This increase was primarily driven by the inclusion of $0.4 million in Liquid GPS revenue in the current year. Overall commercial GPS revenue remained flat year over year due to an overall change in strategy mid-year which involved bringing in Liquid GPS and a GPS Complete test. The new product offering as well as the change in sales strategy impacted total sales in the short term. Through this change in sales strategy, we are starting to see greater reimbursement from our existing payers. As we move forward, we expect a renewed focus on our GPS Complete test and this will help drive towards repeat orders and revenue.
Currently, we recognize revenue from clients with executed contracts, and from clients without a contractual agreement where we recognize revenue on a cash basis given the uncertainty over reimbursement. As we gain additional insurance coverage, including coverage under government insurance programs, we expect to be able to reduce the portion of sequencing and molecular analysis revenue which is recognized on a cash basis.

Home health care services increased $0.8 million, or 19.8%, for the nine months ended September 30, 2018, compared to the prior year period. This increase was mainly due to a slight growth in our customer base as well as the adoption of the new revenue recognition standard.
Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30, 2018
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Software-as-a-service related	$5,863	$5,859	$18,205	$17,287	$4	0.1%	$918	5.3%
Software and hardware related	737	1,757	2,412	3,785	(1,020)	(58.1)%	(1,373)	(36.3)%
Maintenance	234	274	683	564	(40)	(14.6)%	119	21.1%
Amortization of developed technologies	1,233	1,143	3,700	4,029	90	7.9%	(329)	(8.2)%
Total software-related cost of revenue	8,067	9,033	25,000	25,665	(966)	(10.7)%	(665)	(2.6)%
Sequencing and molecular analysis	2,323	1,757	5,443	4,862	566	32.2%	581	11.9%
Home health care services	836	682	2,435	2,116	154	22.6%	319	15.1%
Total cost of revenue	$11,226	$11,472	$32,878	$32,643	$(246)	(2.1)%	$235	0.7%
Comparison of the three-month periods ended September 30, 2018 and 2017
Total cost of revenue decreased $0.2 million, or 2.1%, for the three months ended September 30, 2018 compared to the prior year period. This reduction was mainly due to a $1.0 million decrease in total software-related cost of revenue, partially offset by a $0.6 million increase in sequencing and molecular analysis cost of revenue as well as a $0.2 million increase in home health care services cost of revenue.

Total software-related cost of revenue decreased by $1.0 million, or 10.7%, compared to the prior year period. A major driver of this decline was a $1.0 million decline in software and hardware related cost of sales. This decrease was mainly due to a reduction in personnel expenses resulting from a reduction in headcount directed towards implementations in the quarter, a reduction in direct cost hardware expenses due to the timing of DeviceConX project implementations, as well as a reduction in depreciation related to capitalized internal use software.

Sequencing and molecular analysis cost of revenue increased $0.6 million, or 32.2%, driven primarily by an increase in personnel expenses due to the acquisition of NantHealth Labs as well as an increase in depreciation related to capitalized internal use software.
Comparison of the nine-month periods ended September 30, 2018 and 2017
Cost of revenue increased $0.2 million, or 0.7%, for the nine months ended September 30, 2018 compared to the prior year period. This rise was primarily driven by an increase of $0.6 million in sequencing and molecular analysis cost of revenue partially offset by a reduction of $0.3 million in the amortization of developed technologies.

Sequencing and molecular analysis cost of revenue increased $0.6 million, or 11.9%, from the prior year period due to an increase in depreciation expenses related to capitalized internal use software as well as a rise in personnel expenses driven primarily by the acquisition of NantHealth Labs.

The amortization of developed technologies decreased $0.3 million, or 8.2%, compared to the prior year period primarily as a result of the sale of intangible assets as part of the Allscripts transaction.
Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Selling, general and administrative	$17,001	$17,521	$56,123	$54,181	$(520)	(3.0)%	$1,942	3.6%
Comparison of the three-month periods ended September 30, 2018 and 2017
Selling, general and administrative expenses decreased $0.5 million, or 3.0%, for the three months ended September 30, 2018 compared to the prior year period. The primary driver of this variance was a $0.3 million decrease in professional services due primarily to the timing of project based advisory and consulting services, as well as a $0.2 million decrease in corporate shared services net allocation from our parent company, resulting from a reduction of general overhead expenses as well as an increased charge-back of our employee costs to our parent and related companies for services provided.
Comparison of the nine-month periods ended September 30, 2018 and 2017
Selling, general and administrative expenses increased $1.9 million, or 3.6%, for the nine months ended September 30, 2018 compared to the prior year. The major contributing factor for this increase was a $1.2 million rise in general overhead expenses against the prior year period. In addition, there was a $0.8 million increase in IT expenses as the company made investments in its IT system to position itself for future growth.
Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Research and development	$4,835	$7,749	$15,875	$25,051	$(2,914)	(37.6)%	$(9,176)	(36.6)%
Comparison of the three-month periods ended September 30, 2018 and 2017
Research and development expenses decreased $2.9 million, or 37.6%, for the three months ended September 30, 2018 compared to the prior year. This decrease was driven primarily by a $2.2 million reduction in personnel related expenses as a result of the company's restructuring plan initiated in the latter half of 2017, as well as a $0.4 million decrease in outside professional services and a $0.3 million reduction in IT related expenses due to other cost saving measures.
Comparison of the nine-month periods ended September 30, 2018 and 2017
Research and development expenses decreased $9.2 million, or 36.6%, for the nine months ended September 30, 2018, compared to the prior year. This decrease was driven primarily by a $7.8 million reduction in personnel related expenses as a result of the company's restructuring plan initiated in the latter half of 2017 coupled with other cost saving measures.

Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Interest expense, net	$4,306	$4,067	$12,766	$12,049	$239	5.9%	$717	6.0%
In December 2016, we issued an aggregate principal amount of $107 million of our 5.5% convertible senior notes due 2021 (the "Convertible Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the "Securities Act"), as amended and to non-U.S. persons pursuant to Regulation S under the Securities Act, of which $10 million were issued to a related party. The Convertible Notes will mature on December 15, 2021 unless earlier converted, redeemed or repurchased in accordance with the terms of the Convertible Notes. Please see the section entitled "Liquidity and Capital Resources" below and Note 11 to the accompanying Condensed Consolidated Financial Statements for further discussion of the Convertible Notes.
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer. Through September 30, 2018, the total advances made by NantCapital to us pursuant to the note amounted to approximately $112.7 million. We can request additional advances subject to approval from NantCapital. The note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year.
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
Comparison of the three-month periods ended September 30, 2018 and 2017
Interest expense, net increased by $0.2 million for the three months ended September 30, 2018. This $0.2 million increase was primarily attributable to interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering costs.
Comparison of the nine-month periods ended September 30, 2018 and 2017
Interest expense, net increased by $0.7 million for the nine months ended September 30, 2018. This $0.7 million increase was primarily attributable to interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering costs.
Other Income (expense), net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Other income (expense), net	$226	$60	$(928)	$308	$166	276.7%	$(1,236)	(401.3)%
Comparison of the three-month periods ended September 30, 2018 and 2017

Other income (expense), net increased by $0.2 million for the three months ended September 30, 2018 compared to the prior year period. The $166 thousand variance was mostly a result of a $110 thousand foreign exchange gain and $90 thousand in other income associated with the services performed under the transition services agreement with Allscripts, partially offset by a reduction of $34 thousand in dividend income generated from our cash equivalent financial instruments.
Comparison of the nine-month periods ended September 30, 2018 and 2017
Other income (expense), net decreased by $1.2 million for the nine months ended September 30, 2018 compared to the prior year period. The decrease was mainly driven by a $1.8 million impairment loss on our investment in IOBS. This was partially offset, as we recorded $443 thousand in other income associated with the services performed under the transition services agreement with Allscripts.
Loss from Related Party Equity Method Investment Including Impairment Loss

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Loss from related party equity method Investment including impairment loss	$83,306	$2,942	$89,512	$46,353	$80,364	2,731.6%	$43,159	93.1%
The loss from related party equity method investment is related to our pro rata share of losses from our investment in NantOmics, plus the amortization of the basis difference in the investment, and impairment losses. We report our share of NantOmics' operational loss and the amortization of basis difference using a one quarter lag.
Comparison of the three-month periods ended September 30, 2018 and 2017
Loss from equity method investment increased by $80.4 million for the three months ended September 30, 2018 compared to the prior year period. This increase was primarily due to an $80.4 million noncash impairment charge as a result of our determination that the fair value of our investment in NantOmics had declined below our carrying value as of September 30, 2018, and that this decline in value was other than temporary. The decline in the fair value of our investment in NantOmics was primarily caused by changes in projected GPS Cancer revenue, due to delays in the Company’s GPS Cancer revenue growth. The loss included our pro rata share of operational losses from our investment in NantOmics plus the amortization of the basis difference in the investment.
Comparison of the nine-month periods ended September 30, 2018 and 2017
Loss from equity method investment increased by $43.2 million for the nine months ended September 30, 2018 compared to the prior year period. This increase was primarily due to an $80.4 million noncash impairment charge as a result of our determination that the fair value of our investment in NantOmics had declined below our carrying value as of September 30, 2018, and that this decline in value was other than temporary. The decline in the fair value of our investment in NantOmics was primarily caused by changes in projected GPS Cancer revenue, due to delays in the Company’s GPS Cancer revenue growth. The loss included our pro rata share of operational losses from our investment in NantOmics plus the amortization of the basis difference in the investment.

Provision for (Benefits from) Income Taxes

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
(Benefit from) provision for income taxes	$(1,778)	$30	$(3,429)	$85	$(1,808)	(6,026.7)%	$(3,514)	(4,134.1)%
Comparison of the three-month periods ended September 30, 2018 and 2017
For the three months ended September 30, 2017, the provision for income taxes in continuing operations was $30 thousand, compared with a $1.8 million benefit from income taxes for the three months ended September 30, 2018. The tax benefit for income taxes in continuing operations for the three months ended September 30, 2018 included an income tax provision of the consolidated group based on an estimated annual effective tax rate. For the three months ended September 30, 2018, the tax provision was mostly attributed to tax benefit of net operating losses that can be carried forward indefinitely under the 2017 Tax Act, as well as state income taxes not determined based on net income.
The effective tax rates for the three months ended September 30, 2018 and 2017 in continuing operations were a benefit of 1.79% and a provision of 0.13%, respectively. The effective tax rate for the three months ended September 30, 2018 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.
Comparison of the nine-month periods ended September 30, 2018 and 2017
For the nine months ended September 30, 2017 the provision for income taxes in continuing operations was $85 thousand compared with a $3.4 million benefit from income taxes for the nine months ended September 30, 2018. The tax benefit for income taxes in continuing operations for the nine months ended September 30, 2018 included an income tax provision of the consolidated group based on an estimated annual effective tax rate. For the nine months ended September 30, 2018, the tax provision was mostly attributed to tax benefit of net operating losses that can be carried forward indefinitely under the 2017 Tax Act, as well as state income taxes not determined based on net income and foreign income taxes.
The effective tax rates for the nine months ended September 30, 2018 and 2017 in continuing operations were a benefit of 2.37% and a provision of 0.08%, respectively. The effective tax rate for the nine months ended September 30, 2018 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.

Loss from Discontinued Operations, Net of Income Taxes

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	2018	2017	2018	2017	2018	2017	2018	2017
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Loss from discontinued operations, net of tax	$(32)	$(19,383)	$(1,817)	$(44,738)	$19,351	(99.8)%	$42,921	(95.9)%
Comparison of the three-month periods ended September 30, 2018 and 2017
For the three months ended September 30, 2018, the loss from discontinued operations, net of tax decreased by $19.4 million, compared to the prior year period. The majority of this decline can be attributed to the decreased activity related to the Allscripts transaction that occurred in 2017.
Comparison of the nine-month periods ended September 30, 2018 and 2017
For the nine months ended September 30, 2018 the loss from discontinued operations, net of tax decreased by $42.9 million compared to the prior year period. The majority of this decline can be attributed to the decreased activity related to the Allscripts transaction that occurred in 2017. The majority of the expense for the nine months ended September 30, 2018 was due to an additional accrual for fulfilling certain customer service obligations of the disposed business post-closing.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2018, we had cash and cash equivalents and marketable securities of $22.8 million, compared to $61.7 million as of December 31, 2017, of which $0.1 million and $0.2 million, respectively, related to foreign subsidiaries. We believe that our existing cash, cash equivalents and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital were private placement of membership interests prior to the IPO, debt financing agreements, including the NantCapital Note and Convertible Notes, and our IPO.
Convertible Notes
In December 2016, we entered into a purchase agreement (the “Purchase Agreement”) with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90.0 million in aggregate principal amount of our 5.50% Convertible Senior Notes due 2021 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. In December 2016, we entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P., an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (“Cambridge”), to issue and sell $10.0 million in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the overallotment by the Initial Purchasers, we issued an additional $7.0 million principal amount of the Convertible Notes. The total net proceeds from this offering were approximately $102.7 million, comprised of $9.9 million from Cambridge and $92.8 million from the Initial Purchasers, after deducting the Initial Purchasers’ discount and debt issuance costs of $4.3 million in connection with the Convertible Notes offering.

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

NantCapital Notes
In January 2016, we issued the NantCapital Note to NantCapital, a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of September 30, 2018, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On August 8, 2018, we executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, interest payments on outstanding amounts are due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows us to request advances, up to a maximum commitment of $100 million. Advances can be requested of up to $10 million per calendar quarter until March 31, 2019 and following that, up to $20 million per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes. The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At September 30, 2018 the Company was in compliance with the covenants.

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

Cash Flows
The following table sets forth our primary sources and uses of cash for periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,
	2018	2017
Cash provided by (used in):
Operating activities	$(26,347)	$(73,469)
Investing activities	(9,326)	(10,835)
Financing activities	(2,098)	(2,740)
Effect of exchange rate changes on cash and cash equivalents	(262)	184
Net decrease in cash and cash equivalents	$(38,033)	$(86,860)
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
Operating Activities
Our cash flows from operating activities have been driven by rate of revenue, billings, and collections, the timing and extent of spending to support product development efforts and enhancements to existing services, the timing of general and administrative expenses, and the continuing market acceptance of our solution.
In addition, our net loss in the nine months ended September 30, 2018 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges.
Cash used in operating activities of $26.3 million in the nine months ended September 30, 2018 was a result of our continued significant investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. In the nine months ended September 30, 2018, $113.0 million, or 79.0%, of our net loss of $143.0 million consisted of noncash items, including $16.5 million of depreciation and amortization and a $89.5 million net loss on related party equity investment.
Changes in working capital increased cash $3.7 million in the nine months ended September 30, 2018. The increase in cash was primarily attributable to a $5.0 million increase in related party payables, offset by an overall outflow across other working capital balances.
Cash used in operating activities of $73.5 million in the nine months ended September 30, 2017 was a result of our continued significant investments in research and development, sales and marketing, increased expenses incurred as we became a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the nine months ended September 30, 2017, $87.1 million, or 57%, of our net loss of $153.6 million consisted of noncash items, including $23.3 million of depreciation and amortization, a $46.4 million net loss on related party equity investment including $36.0 million impairment charge, $7.0 million noncash expense from net deferred income taxes and $3.3 million amortization of debt discounts and deferred financing offering costs.
Cash used in operating activities in the nine months ended September 30, 2017 included a $4.1 million reduction in accrued and other current liabilities, a reduction of $2.1 million in deferred revenue, a decrease of $2.0 million in deferred implementation costs, a $1.0 million reduction in accounts payable, and a $0.5 million reduction in accounts receivable, net, attributable to the receipt of payments from our clients. This was partially offset by an increase of $2.1 million in related party payables.
Investing Activities
Our primary investing activities have consisted of acquisitions to expand our features and functionality of NantHealth solutions and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure.

We used $9.3 million of cash in investing activities in the nine months ended September 30, 2018 primarily comprised of $9.4 million of investment in internally developed software, purchase of leasehold improvements and purchase of equipment.
We used $12.6 million of cash in investing activities in the nine months ended September 30, 2017 to purchase equipment and to invest in our capitalized internal use software.
Financing Activities
Cash used in financing activities in the nine months ended September 30, 2018 and 2017 of $2.0 million and $2.7 million, respectively, was due to payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan.
Contractual Obligations, Commitments and Contingencies
Other than entering into certain real estate operating leases, there have been no material changes during the nine months ended September 30, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 13 to the accompanying Condensed Consolidated Financial Statements for discussion of our lease arrangements.
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
Transition to FASB ASC 606
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts continue to be reported in accordance with our historic accounting under ASC 605 and ASC 985-605.

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

•
Software-as-a-service related (“SaaS”) - SaaS related revenue is generated from customers’ access to and usage of our hosted software solutions on a subscription basis for a specified contract term. In SaaS arrangements, the customer cannot take possession of the software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period.

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

•
Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and analysis of whole genome DNA, RNA and/or proteomic testing under our reseller agreement with NantOmics, LLC ("NantOmics"), and from blood samples via its liquid/blood-based tumor profiling platform through our subsidiary, NantHealth Labs, Inc. ("NantHealth Labs", previously named Liquid Genomics, Inc.) (see Note 18 of the financial statements). Revenue is recognized at a point in time, when reports of results are transferred to the ordering physician or institution, or when cash is received as described below, or ratably over time for the period of stand-ready obligation to provide blood-based tumor profiling services.

Our sequencing and molecular analysis revenue is primarily generated from payments received from commercial third-party payers, hospitals and other provider networks and patients. We report revenue from arrangements with these customers on a gross basis in accordance with ASC 606. When reports are transferred to the ordering physician or institution, but we cannot conclude whether there is a contract with a customer, based on the assessment of collectibility, revenue recognition is deferred until non-refundable payment is received or payment is considered probable.

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
In certain contracts, we recognize our proprietary software, hardware, PCS, results of sequencing and molecular analysis, certain professional services and other software-related services as distinct performance obligations.
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
Contracts with Software, Hardware, and Implementation Services
We have some contracts where we provide implementation services involving significant integration of our licensed software and hardware, with customer networks that maintain patient electronic health records. These contracts represent a single performance obligation to the customer for a combined output due to the significant service of integrating the hardware, software and professional services. Revenue for the single performance obligation is recognized over time based on actual, or estimated, direct implementation labor hours, as a measure of progress.
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

We account for stock-based compensation arrangements issued to non-employees using the fair value approach prescribed by ASC 505-50, Equity-Based Payments to Non-Employees. The value of non-employee stock-based compensation is re-measured at the end of each reporting period until the award vests and is recognized as stock-based compensation expense over the period during which the non-employee provides the services.

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
Phantom Unit Plan
On March 31, 2015, we approved the Phantom Unit Plan. The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11.6 million minus the number of issued and outstanding Series C units. As of September 30, 2018, we had 0.6 million phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to us for any reason. Our IPO satisfied the liquidity event condition, and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of our common stock, as determined by our board of directors.
We intend to settle all vested phantom unit payments held by United States-based participants in shares of our common stock and classified these awards as equity awards in our Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

2016 Equity Incentive Plan
In May and June of 2016, our Board of Directors adopted and stockholders approved the 2016 Equity Incentive Plan (the "2016 Plan”) in connection with the our IPO. The 2016 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants.
In April 2018, our Board of Directors adopted and, in June 2018, our stockholders approved, an amendment to the 2016 Plan, to reserve a further 6,800,000 shares of common stock for issuance pursuant to the 2016 Plan. Following the approval of the amendment, a total of 12,800,000 shares of common stock were reserved for issuance pursuant to the 2016 Plan.
We intend to settle all vested restricted stock unit payments held by United States-based participants, except for certain awards to the Chief Operating Officer, in shares of the Company’s common stock and we classify these awards as equity awards in its Condensed Consolidated Balance Sheets. Awards held by participants who are based outside of the United States, and those awards agreed with participants to be settled in cash, will be settled in cash and are classified within accrued and other current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.
Change in fair value of derivative liability
We have classified the interest make-whole provision of our convertible notes due 2021 issued in December 2016 as a derivative liability that is recorded at fair value. This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our Condensed Consolidated Statements of Operations and Comprehensive Loss as a change in fair value of the derivative liability. The change in the fair value of this derivative liability of $7 thousand for the nine months ended September 30, 2018 is due primarily to the change in the value of our common stock from December 31, 2017 to September 30, 2018.
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
At September 30, 2018, due to declines in our stock price, we carried out an interim impairment assessment, using the optional qualitative goodwill impairment assessment. Macroeconomic and industry conditions, including specific indicators of the market value of our business, outweighed the negative impairment indicators in our overall financial performance.

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

At September 30, 2018, June 30, 2017 and at December 31, 2016, as a result of our analysis of the estimated fair value of our investment, we recorded other than temporary impairments on our equity method investment in NantOmics of $80.4 million, $36.0 million and $29.8 million, respectively. We based our assumptions on projected financial information that we believe is reasonable; however, actual results may differ materially from those projections. It is reasonably possible that the estimate of the impairment will change in the near term if future NantOmics revenues are materially lower than expected; if future EBITDA margins are materially lower than expected; and/or, if we were to determine that the WACC used in a future discounted cash flow model would need to be significantly increased. These three estimates represent the most significant drivers of the estimated fair value of the discounted cash flow model. To demonstrate, as of September 30, 2018, while holding all other estimates in our estimated discounted cash flow model constant, a 100 basis point decline in our discrete and terminal period revenue growth rate and EBITDA margins, and a 100 basis point increase in the WACC used in the model would have resulted in increases in the other than temporary impairment of $3.0 million, $1.4 million, and $4.9 million, respectively, on our equity method investment in NantOmics.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2018, we had $22.8 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. We do not enter into investments for trading or speculative purposes. We believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio.
As of September 30, 2018, our issued Convertible Notes had an aggregate principal amount of $107.0 million and our NantCapital Note had an aggregate principal amount of $112.7 million. Since the notes bear interest at fixed rates, we believe we have no financial statement risk or interest rate risk associated with changes in interest rates with respect to such notes.
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

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

Foreign Currency Risk
We maintain offices in the United Kingdom and have selected clients in the United Kingdom, Europe, the Middle East and Southeast Asia. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of September 30, 2018 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

Securities Litigation

In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. "Deora" In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with our founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

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

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB-were filed in the Delaware Court of Chancery.  The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora, but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. On July 30, 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint.  On September 20, 2018, the defendants moved to dismiss the complaint.  On October 29, 2018, in response to the motion to dismiss, Petersen filed an amended complaint. On November 14, 2018, the defendants moved to dismiss the amended complaint. The parties have stipulated to a briefing schedule for the motion to dismiss the amended complaint. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. The complaint contains allegations similar to those in Deora, but asserts causes of action on behalf of NantHealth against various of the Company’s current or former executive offers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The parties have agreed to stay the case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery.

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

On April 12, 2018, the Company filed its answer and jury demand in the action. On August 2, 2018, PayPal requested a status conference with the court in order to discuss PayPal’s potential filing of a motion for partial judgment on the pleadings pursuant to Mass. R. Civ. P. 12(c).  A Rule 16 Litigation Control Conference (“Rule 16 Conference”) was held on August 22, 2018. During the Rule 16 Conference, the court denied PayPal’s request for leave to file a motion for partial judgment on the pleadings. Following the

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

Rule 16 Conference, the court issued a tracking order setting deadlines and other procedures that would apply to this action. The parties are currently engaged in discovery, including non-party discovery. The deadline for completion of fact discovery, as mandated by the court’s tracking order, is February 1, 2019. The deadlines for PayPal and the Company to designate experts who are expected to testify on their behalf and to serve their expert disclosures are March 15, 2019 and April 19, 2019, respectively. The deadline for completion of expert discovery is May 17, 2019. The deadline for serving summary judgment motions is June 21, 2019, and the deadline for filing such motion is July 28, 2019. The final pre-trial conference will take place on September 18, 2019.

On September 26, 2018, the Company filed its Assented to Motion for Leave to Amend Its Answer. The court granted the Company’s motion on October 3, 2018.  On October 9, 2018, the Company filed and served its amended answer and jury demand.

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
We have a broad array of product and service offerings. Our management team is responsible for allocating resources across these products and services, and may forego or delay pursuit of opportunities with certain products or services that later prove to have greater commercial potential. In August 2017, we announced a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. In addition, in February 2018, we acquired NantHealth Labs and have expanded into the liquid biopsy analysis market, through Liquid GPS. We intend to leverage our current sales and marketing efforts to drive provider acceptance and adoption of Liquid GPS. In addition, we recently introduced the GPS Complete test. This and other resource allocation decisions may cause us to fail to capitalize on attractive products or services or market opportunities. Our spending on current and future research and development programs and future products or services may not yield commercially viable products or services, or may fail to optimize the anticipated network effects of NantHealth solutions. If our management team is unable to appropriately prioritize the allocation of our resources among our broad range of products and services in an efficient manner, our business may be adversely affected.
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
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $175.2 million, $184.1 million during the years ended December 31, 2017 and 2016, respectively, and $97.5 million and $143.0 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, we had an accumulated deficit of $835.0 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer and Liquid GPS. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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
•acquire, license or invest in complimentary businesses, technologies or service offerings; and
•finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our success in driving adoption of our sequencing and molecular analysis solutions, including GPS Cancer and Liquid GPS;
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
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payors and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 3.8%, 2.3% and 0.6% of our total net revenue for the nine months ended September 30, 2018, and the years ended December 31, 2017 and 2016, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer into our sequencing and molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.

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
During the year ended December 31, 2017, we derived 10.6% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 10.2% of our revenue through a customer relationship with a major health plan from our acquisition of NaviNet. During the three months ended September 30, 2018, we derived 15.3% of our revenue through this reseller and another 12.8% and 11.8% of our revenue through two of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause upon 12 months’ written notice, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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

We are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including but not limited to communications with patients and providers such as providing interpretations of the GPS Cancer reports and resolving any disputes, ensuring customer satisfaction, billing and collections and patient and physician engagement. At September 30, 2018, June 30, 2017 and December 31, 2016, the Company determined that other than temporary impairments of $80.4 million, $33.9 million and $29.8 million, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill. The estimated declines in fair value at September 30, 2018, June 30, 2017 and December 31, 2016 were primarily caused by changes in projected GPS Cancer revenue, due to delays in the Company's GPS Cancer revenue growth and changes in the risk profile of our financial projections for NantOmics. If NantOmics is unable to successfully handle its aspects of our sequencing and molecular analysis solutions or we are unable to successfully handle our aspects of delivering our sequencing and molecular analysis solutions, our business will be adversely affected.
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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of September 30, 2018, the total value of our goodwill and intangible assets, net of accumulated amortization was $182.9 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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
•complexity in the implementation or utilization of the new components and enhancements;
•negative publicity about their performance or effectiveness;
•introduction or anticipated introduction of competing test platforms and products by our competitors;
•poor business conditions for our physician customers, causing them to delay IT purchases.

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
We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of November 21, 2018, our patent portfolio consists of the following matters relating to our proprietary technology and inventions: (i) four (4) issued U.S. patents, of which three (3) are U.S. utility patents and one (1) is a U.S. design patent; (ii) twelve (12) pending

U.S. patent applications; (iii) no issued patents outside the United States; and (iv) seven (7) patent applications pending in jurisdictions outside the United States. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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
As of November 19, 2018, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 64.0% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 84% of the outstanding equity and approximately 99% of the outstanding voting equity as of September 30, 2018. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 64% of the voting power of our common stock as of November 19, 2018.
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
The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors. The trading price of the notes and our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including:

•	announcements by us or our competitors of new products, significant contracts, commercial relationships or capital commitments and the timing of these introductions or announcements;

•	adverse regulatory or reimbursement announcements;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	the results of our efforts to develop additional offerings;

•	our dependence on our customers, partners and collaborators;

•	regulatory or legal developments in the United States or other countries;

•	reimbursement decisions regarding our molecular profiling solutions, including GPS Cancer;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key management or other personnel;

•	our ability to successfully commercialize our future products;

•	the level of expenses related to any of our products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	actual or anticipated quarterly variations in our financial results or those of our competitors;

•	any change to the composition of the board of directors or key personnel;

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;

•	changes in the structure of healthcare payment systems;

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
We are an “emerging growth company,” and a "smaller reporting company" and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.
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

We have taken advantage of reduced reporting requirements in our public filings. In particular, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or may be more volatile.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 64% of the voting power of our common stock, as of November 19, 2018), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
None.
Recent Repurchases of Equity Securities
In October 2017, the company’s board of directors granted Ron Louks, the company’s chief operating officer, 160,000 restricted stock units (“RSUs”). Subject to Mr. Louks continuing to be a service provider (as defined in the 2016 Equity Incentive Plan) through each applicable vesting date, 40,000 RSUs vested on October 6, 2017, with the remaining 120,000 RSUs vesting monthly in equal amounts for 12 months, beginning on November 6, 2017. Upon vesting, the company and Mr. Louks have agreed that the issuer will repurchase the remaining shares at the then current market value.

In connection with this arrangement, the following table sets forth our repurchases of equity securities for the nine months ended September 30, 2018:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2018 to January 31, 2018	10,000	$3.52	—	90,000
February 1, 2018 to February 28, 2018	10,000	$3.02	—	80,000
March 1, 2018 to March 31, 2018	10,000	$3.56	—	70,000
April 1, 2018 to April 30, 2018	10,000	$3.04	—	60,000
May 1, 2018 to May 31, 2018	10,000	$3.41	—	50,000
June 1, 2018 to June 30, 2018	10,000	$3.49	—	40,000
July 1, 2018 to July 31, 2018	10,000	$3.54	—	30,000
August 1, 2018 to August 31, 2018	10,000	$3.15	—	20,000
September 1, 2018 to September 30, 2018	10,000	$1.89	—	10,000
TOTAL:	90,000

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit	Filing	Filed
				Date	Herewith

10.1	Promissory note dated August 8, 2018, by the Company to the benefit of Nant Capital, LLC.	10-Q	10.1	2018-08-09

10.2+	Amended and Restated Consulting Agreement dated September 12, 2018, between the Company and Mr. Bob Petrou				X

10.3+	Transition Agreement and Release dated September 11, 2018, between the Company and Mr. Paul Holt				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+	Indicates a management contract or compensatory plan.

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

NantHealth, Inc.

(Registrant)

Date:	November 21, 2018

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Date:	November 21, 2018
		By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)