Form 10-K
period 2018-12-31
NantHealth, Inc.
filed 2019-04-01
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐  NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2018, based on a closing price $3.31 per share of common stock on the NASDAQ Global Select Market on June 30, 2018, was approximately $128.9 million.
The number of shares of Registrant’s common stock, $0.0001 par value per share, outstanding as of March 26, 2019 was 109,921,647.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2019 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2018.

NantHealth, Inc.

Form 10-K
For the year ended December 31, 2018

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as DeviceConX, GPS Cancer, Liquid GPS, HBox, Vitality, VitalsConX, NaviNet, Eviti, Eviti | Connect, Eviti | IQ, and other marks relating to our Eviti product line are used in this Annual Report on Form 10-K. Solely for convenience, the trademarks and service marks referred to in this Annual Report on Form 10-K are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

•	our ability to effectively manage our growth, including the rate and degree of market acceptance of our solutions;

•	our ability to offer new and innovative products and services, including new features and functionality for our existing products and services;

•	our ability to attract new partners and clients;

•	our ability to estimate the size of our target market;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the healthcare industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	restrictions and penalties as a result of privacy and data protection laws;

•	our use of “open source” software;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	breaches or failures of our security measures;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	risks related to future acquisition opportunities;

•	the requirements of being a public company;

•	our ability to attract and retain key personnel;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;

•	our ability to obtain and maintain intellectual property protection for our solutions and not infringe upon the intellectual property of others;

•	our ability to implement our comprehensive restructuring plan that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities; and

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

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Annual Report and are statements regarding our intent, belief, or current expectations, primarily based on our current assumptions, expectations and projections about future events and trends that may affect our business, financial conditions, operating results, cash flows or prospects, as well as related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part I, Item 1A, “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report. We undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I
Item 1. Business
Overview
NantHealth is a next-generation healthcare technology company that is transforming the way critical diseases, such as cancer, are known and treated. Specifically, we employ precision medicine and technology to give physicians, payers, pharma and patients more actionable information.
To accomplish this, we employ a unique systems-based approach to personalized healthcare providing leading solutions across the continuum of care for physicians, payers patients and biopharmaceutical organizations, enabling the use of cutting edge data and technology towards the goals of empowering clinical decision support and improving patient outcomes. NantHealth’s comprehensive product portfolio combines the latest technology in molecular analysis (GPS Cancer and Liquid GPS), payer/provider collaboration platforms that exchange information in near-real time (NaviNet and Eviti), and connected care solutions that deliver Medical Device Interoperability (MDI) through vendor neutral medical device connectivity.
As a pioneer in the era of big data and augmented intelligence, we believe we are uniquely positioned to benefit from multiple significant market opportunities as healthcare providers and payers transition from fee-for-service to value-based reimbursement models and accelerate their pursuit of evidence-based clinical practice.
Our mission is to improve the delivery of healthcare and optimize patient outcomes by leveraging the latest advancements in precision medicine and software technology to enable true value-based care. We derive revenue from sales of software-as-a-service, licensed software and maintenance, hardware, services, and molecular analysis services (including GPS Cancer and Liquid GPS) to healthcare providers, payers and self-insured employers.
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

1.
A rapid evolution from traditional fee-for-service to patient-centered and patient-empowered, value-based models driven by quantifiable measures of outcomes relative to cost. Unsustainable escalating healthcare costs, which we believe is due to broken fee-for-service models, is driving many stakeholders and governments towards alternative delivery models. Despite significant investments in Electronic Health Records ("EHRs") and other technologies designed to enable the transition to more value-based care, we believe that, in a fee-for-service model, the economic incentives generally discourage coordination amongst healthcare stakeholders and encourage volume-driven (rather than outcomes-driven) decision-making. This model results in healthcare and financial data that remains largely segregated into “walled gardens.” Thus, patient data often remains static and cannot be easily shared or interpreted due to siloed legacy proprietary platforms that lack interoperability.

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

We believe these shifts, and the associated challenges, require next-generation and advanced technology systems that deliver more information, faster and with more relevance and accuracy than the healthcare continuum has experienced. Our unique portfolio of health care technology solutions allow us to collect, interpret and deliver data to provide decision support and help both payers and providers effectively transition to value-based care. Given the magnitude of these shifts and the difficulty involved in addressing the associated challenges, we believe our solution platforms are unmatched and serve to position NantHealth at the forefront of multiple large and growing market opportunities We have invested significant capital, healthcare and biotechnology expertise over nearly a decade to develop, acquire and integrate the components that we believe address many of the challenges faced by stakeholders across the continuum of care.

Our Strategy
Our goal is to become the leading evidence-based, personalized healthcare company transforming the way critical diseases, such as cancer, are known and treated. We seek to enable clients and clinicians to deliver improved patient outcomes and more effective treatment decisions for critical illnesses by applying novel molecular analysis tailored to the specific molecular profiles of patient tissues and blood and providing technology solutions that provide near real-time access to large scale clinical data. To accomplish this goal, we plan to deploy NantHealth solutions designed to address and accelerate the transformational shifts occurring in healthcare: rapid evolution from traditional fee-for-service to value-based models and the paradigm shift to molecularly precise and real-time biometric driven medicine. The key elements of our strategy include:

•
Driving global reimbursement, awareness, and adoption of GPS Cancer and Liquid GPS. To drive the growth of GPS Cancer and Liquid GPS in the United States, we have deployed an integrated, multi-pronged strategy to (1) obtain reimbursement through large national and regional payers and self-insured employers and (2) strategically drive oncologist awareness and adoption in those regions with reimbursement. Likewise, we are pursuing international growth through a combination of reseller agreements and other unique partnership models to yield predictable and recurring revenue. To date, we have announced agreements and agreements in principle for US insurance coverage for GPS Cancer and Liquid GPS with health plans, providers and self-insured employers, as well as reseller agreements in multiple countries outside of the US. We are also increasing recognition of GPS Cancer and Liquid GPS through strategically engaging and educating oncologists and other key oncology stakeholders, and communicating patient outcomes through peer-reviewed journals and conference presentations.

•
Increasing sales of NantHealth solutions to healthcare providers, payers, pharma, and self-insured employers. We are marketing NantHealth solutions to healthcare providers transitioning from fee-for-service reimbursement models to value-based care models in pursuit of improved patient outcomes and lower costs. We believe we are positioning NantHealth as a next-generation payer intermediary and partner with healthcare payers and self-insured employers as they roll out value-based model partnerships and transition to value-based precision care.

•
Broadening usage of our solutions among existing clients. Our broad portfolio of NantHealth solutions affords us a unique ability to expand our agreements with existing clients through cross-selling opportunities. We are actively focused on leveraging existing relationships to create these opportunities to drive additional revenue for our solutions including GPS Cancer, Liquid GPS and NantHealth software solutions such as NaviNet, Eviti, DeviceConX, and VitalsConX. Many of our clients are already successfully using certain components of our solutions, and we are working to demonstrate the full value of our integrated systems infrastructure and platforms.

•
Expanding our business in international markets. We are executing our go-to-market strategies internationally, creating global awareness of our brand and taking steps towards our goal of broader adoption worldwide.

•
Developing new features and functionality for NantHealth solutions. We plan to continue to leverage NantHealth solutions to create new features and functionality that our clients can use to drive improved patient outcomes and lower the cost of care. This includes expansion of our molecular profiling portfolio, which we expect to broaden clinical utility and enhance usability.

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

•	The knowledge domain, including academic centers, scientific institutions and companies that discover and commercialize medical and scientific knowledge;

•	The care delivery domain, including hospitals, community practices, physicians and other constituents that deliver healthcare to patients; and

•	The payer domain, including insurers, governments and self-insured employers that administer and provide funding to the healthcare system.

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
The collection and interpretation of molecular profiles and near real-time biometric monitoring has the potential to dramatically improve quality and outcomes.
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
Limitations of the existing single marker and gene panel approach
The human genome is comprised of approximately 20,000 genes and 3 billion DNA base pairs. Until recently, scientists have focused on less than 2% of the genome that is responsible for coding proteins. As a result, most diagnostic tests today only analyze specific genes, or gene panels, exploring only a fraction of the human genome, while incorporating “a priori” assumptions that capture only a subset of the most common gene alterations. These alterations are calculated relative to a reference genome of a population instead of a patient’s own healthy tissue, or germline. Gene panels that utilize a reference genome often fail to capture key, medically actionable mutations or incorrectly highlight mutations present in both the germline and cancer tissue. Analyses that exclude whole genome sequencing, RNA analysis and comparisons to an individual’s germline instead of a reference genome can lead to materially false positive and false negative results. A more comprehensive molecular analysis would allow providers to develop personalized treatment regimens, replacing existing costly “trial-and-error” approaches to treatment. A comprehensive molecular analysis, including both germline and cancer tissue, would make no assumptions as to the molecular driver of the patient’s disease and would capture mutations that are commonly missed by gene panels.
Challenges associated with the adoption of comprehensive molecular analysis
Comprehensive molecular analysis combines whole genome-to-germline comparison and RNA expression as confirmation of the presence of variants. Comprehensive molecular analysis has been difficult to perform in a practical, timely and cost-effective manner because it has long run times to complete sequencing, creates hundreds of gigabytes of complex data per patient, which must be transported, stored and analyzed with supercomputing and/or high-performance computing environments in a clinically relevant period of time, and requires large capital investments required to perform sequencing at scale. Furthermore, the absence of adaptive machine learning algorithms to enable efficient medical interpretation and effective expression analysis has inhibited the ability to derive value from the massive amount of data produced by comprehensive molecular analysis. Accordingly, comprehensive molecular analysis has primarily been utilized in the academic and research settings, and not in the clinical setting to inform treatment decisions. Finally, there have been insurance coverage and reimbursement challenges for comprehensive molecular analysis solutions, limiting their adoption.
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
Our Market Opportunity
We believe the increasing focus on value-based reimbursement models and evidence-based, personalized medicine will drive validation and adoption of NantHealth solutions. Recent statistics show that 38% of Americans will be diagnosed with cancer at some point in their lives, resulting in an estimated cost of $174 billion by 2020. Additionally, we see the precision medicine market growing substantially as comprehensive diagnostics and evidence-based medicine become increasingly important across multiple disease areas and likely assuming greater share of the combined biopharmaceutical and diagnostics markets. We believe several factors support adoption of our universal molecular analysis solutions GPS Cancer and Liquid GPS, which enables an increased understanding of molecular pathways and their targets, such as:

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

We believe the potential addressable market for NantHealth solutions will continue to grow in relation to the market-share gains of value-based models and the adoption of precision medicine.
NantHealth Solutions
Our NantHealth solutions comprise a highly differentiated, integrated model for the delivery of healthcare, comprised of our unique molecular profiling solutions, software, and hardware systems infrastructure, which integrates patient data management, bioinformatics, and molecular medicine, enabling value-based care and evidence-based clinical practice. Our platform and our multi-domain solutions are designed to address some of the most pressing cross-domain challenges across the healthcare continuum. Our solutions are single-domain and cross-domain offerings that can be applied, for example, within a hospital system or for a hospital system and a commercial insurance provider in an Accountable Care Organization, or ACO, crossing multiple domains. We believe unique systems-based approach positions us (i) to deliver 21st century molecular and biometric signature-driven precision medicine and potentially change the current paradigm of uncoordinated healthcare and (ii) as a next-generation payer intermediary who facilitates payment for value.

•
Cancer Care Solutions. Our comprehensive set of interoperability, advanced molecular analysis, risk stratification and decision support solutions (Eviti) can enable our clients to improve decision-making and coordinate care across the healthcare continuum. Our GPS Cancer molecular profiling solution is the only comprehensive and commercially available molecular profiling solution that integrates whole genome (comparing both a patient’s normal and tumor tissue), RNA and molecular pathways information into a clinical report that analyzes this data and identifies actionable targets and potential clinical treatment options. Liquid GPS is NantHealth’s blood-based molecular test that provides oncologists with a powerful tool for noninvasive tumor profiling and quantitative monitoring of treatment response. Liquid GPS looks beyond cfDNA to cfRNA, which allows profiling and trending of actionable biomarkers that cannot be assessed through cfDNA alone. In addition to providing molecular insight into key guidelines-based biomarkers (e.g., EGFR, ALK, ROS1, KRAS), this powerful RNA-based approach enables a variety of capabilities and applications not typically available from a liquid biopsy test.

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

•
Payer Solutions. Our NantHealth payer software solutions establish daily access to the clinical practice and caregiver and leverage the data available on our systems infrastructure to facilitate payment for value. We believe our position between the payer and the provider allows us to align incentives as a next-generation payer intermediary, to help payers ensure consistent evidence-based treatment pathways and to accelerate pre-adjudication and lower administrative overhead for providers. This can ultimately drive quality of care and streamline workflows while improving control over the administrative and operating costs associated with eligibility and benefits, claims processing, referrals, authorizations, document exchange and review utilization. Our multi-payer collaboration solution, NaviNet Open, offers provider end users a uniform set of workflows and services across many or all the payers with whom they routinely collaborate. This multipayer experience benefits payers and providers alike. Providers can benefit from a uniform experience and toolset across multiple payer relationships, and the payer can benefit from the uniform application of best practices, tools, and options, as well as the reduction in costly errors and phone-based interactions that can stem from a non-uniform end-user experience.

We designed our NantHealth solutions to enable providers, payers, pharma and self-insured employers to overcome challenges encountered across the knowledge, care delivery, and payer domains within the healthcare continuum.
We are a leading vendor of payer-provider collaboration solutions (NaviNet Open), with a national provider network of approximately 870,000 active user accounts on the NaviNet platform across all 50 states.
In this Annual Report, “active user account” means a NaviNet Open user account for which the applicable user has established or reset their permanent password in the previous 120 days.
Our Systems Infrastructure
Our unique interoperable systems infrastructure has been built over the last decade to address the knowledge, care delivery and payer domains. As of December 31, 2018, our NantHealth solutions or their components have been widely adopted, processing nearly 50 million payer-provider transactions per month with approximately 853,000 active user accounts nationwide.
NantHealth's systems-based approach enables the near real-time transfer and clinical translation of genomic analysis, biometric signal data and actionable information to the care delivery domain, with access to a HIPAA-compliant cloud, providing the coordination of reimbursement between the care delivery domain and the payer domain.
Our Systems Infrastructure is comprised of:

•	Access to next-generation genomic analysis technologies with near real-time bioinformatics, provided as part of GPS Cancer through our affiliate, NantOmics, and as part of our own Liquid GPS test;

•	Access to a secure HIPAA-compliant cloud environment; and

•
Device connectivity in over 390 client sites, active hospitals/facilities, to what we estimate to be approximately 41,000 medical devices and collecting over 15.4 billion vital signals annually with the ability to connect to over 500 medical device models.

Our access to CAP- and CLIA-certified sequencing capability, coupled with supercomputer environments, enables us to deliver comprehensive genomic analysis. We have established a HIPAA-compliant, secure and scalable cloud computing, storage and transport infrastructure capable of processing, storing and transporting petabytes of diverse, protected patient data. Our device connectivity and near real-time biometric monitoring software and hardware solutions allow us to aggregate data through the open architecture platform, from one of the largest libraries of in-hospital and remote medical devices and wearables on the market. Our cloud-based NantHealth software solutions accesses, integrates and updates information from disparate clinical, operational and financial systems to create a dynamic and actionable dataset. This framework enables us, our clients and third-party partners to develop an integrated ecosystem of compatible applications.

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
Product Overviews
Precision Insights
NantHealth’s GPS Precision Insights molecular profiling provides comprehensive DNA, RNA, Tumor and Normal Analysis combined with pharmacogenomics data. Each patient’s molecular analysis is evaluated for applicability to evidence-based therapies advancing the promise of precision medicine while retaining the values of standard of care practice. NantHealth’s Liquid GPS cfDNA and cfRNA platforms provide non-invasive insights into therapeutic selection of targeted therapy, chemotherapy, and immunotherapy.
GPS Cancer:
GPS Cancer is a comprehensive molecular profile that integrates whole genome (DNA) sequencing of tumor and normal germline samples and whole transcriptome (RNA) sequencing, providing oncologists with insights into the unique molecular signature of a patient’s cancer to inform personalized treatment strategies. The results of the GPS Cancer profile can provide oncologists with insight into cancer therapies that may have potential benefit - including active clinical trials - and those therapies to which the cancer may be resistant. GPS Cancer profiling is conducted in CLIA-certified and CAP-accredited laboratories.

What is GPS Cancer:

Comprehensive Molecular Profiling Targeted Proteogenomic Test is performed in a CAP-accredited and CLIA-certified

Tumor
FFPE
VS
Normal
P
GPS Paradigm
~200,000 RNA
Expressing Proteins
Affected Protein Pathways
G
GPS Contrastor
Whole Genome DNA
3 Billion Base Pairs
~20,000 Genes
Cancer Immuno-Biology
Actionable Peptide Target
Therapeutic Agent
Chemo Resistance Biomarker
Chemotherapy
Personalized Immunotherapy

A Universal Decision Support For All Cancer Drug Therapy

Identifying the cancer immuno-biology and actionable target

7

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

Cancer is increasingly understood to be a heterogeneous collection of rare diseases. As such, understanding genomic alterations in tumor samples can help to identify potential treatment options for the personalized management of people with cancer.
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
GPS Cancer identifies genomic alterations with high clinical relevance to each person’s tumor. The alterations are then matched to drugs that might be effective against tumors containing the specific change. By identifying the totality of alterations from whole genome sequencing, honing in on alterations that are associated with protein expression from RNA sequencing, a more accurate and comprehensive molecular profile is assembled that can inform the therapeutic options available to oncology care providers and their patients.
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

For example, according to a presentation at ASCO 2015, it was estimated that a typical patient receiving a combination therapy of two checkpoint inhibitors, one anti-PD-1 agent and one anti-CTLA-4 agent, would cost approximately $300,000 with approximately $60,000 being the patient’s out-of-pocket cost (assuming a 20% copay). Applying this figure to the nearly 600,000 patients dying from metastatic cancer annually (no adjuvant therapy), the treatment would cost society nearly $174 billion annually. Studies suggest that cancer therapeutics such as immune checkpoint inhibitors are more effective when there is a high neoantigen and nonsynonymous mutation (i.e., results in a change in the amino acid sequence) burden in the tumor. We have presented our data at ASCO 2018 which we believe shows that GPS Cancer is superior to other panel tests in accurately measuring tumor mutation burden. We believe GPS Cancer’s ability to identify mutation burden and neoepitopes through its comprehensive omics analysis will serve as a critical and novel source for both pre-treatment efficacy analysis and individualized immunotherapies for cancer patients.

GPS Cancer Report
Our GPS Cancer solution further leverages novel adaptive machine learning algorithms that match the identified alterations to an extensive and evolving library of signaling pathways, drugs and drug targets, regardless of indication, to provide predictive analyses that can enable the physician to make decisions regarding the potential efficacy of personalized therapies, as well as points of resistance. GPS Cancer results are available to the ordering physician in a concise report. While the GPS Cancer report does not recommend treatments, it can enable the treating physician to develop a personalized treatment plan after discussing with the patient the available treatment options and the potential risks associated with each treatment option. The GPS Cancer report can be utilized by the physician in several ways. The report may:

•	List targets based on DNA/RNA analysis that may be treated by FDA-approved drugs either in an on-label or off-label manner based on peer-reviewed clinical data;

•	List findings that suggest a particular targeted therapy which the physician would otherwise use may not work due to a potential resistance marker;

•	Provide information on key biomarkers that inform the use of immunotherapy, including PD-L1, tumor mutational burden, and microsatellite instability (MSI);

•	Provide information on key pharmacogenomic markers of chemotherapy drug toxicity and thromboembolic risk;

•	Provide the information necessary for the physician to decide whether it is appropriate to place the patient in a clinical trial; and

•
Provide key information based on germline sequencing, including germline mutations in cancer predisposition genes and confirmation of provenance - i.e., that the tumor being tested comes from the intended patient.

Pharmacogenomics
Our GPS Cancer test results includes information on a patient’s pharmacogenomic profile to provide insight on germline alterations implicated in increased toxicity or altered metabolism of anti-cancer drugs. This information is presented in a patient’s GPS Cancer test report.

Specifically, we have added an analysis of eight pharmacogenomic genes, CYP2d6, CYP3A5, DPYD, F5, G6PD, NUDT15, TPMT, and UGT1A1, and their associations with the following drugs: Azathioprine, Belinostat, Capecitabine, Dabrafenib, Eltrombopag olamine, Fluorouracil, Irinotecan, Mercaptopurine, Nilotinib, Pazopanib, Rasburicase, Tacrolimus, Tamoxifen, Tegafur, and Thioguanine. Sources used for pharmacogenomic implications include prescribing information, primary scientific literature, and guidelines published by the Clinical Pharmacogenomics Implementation Consortium (CPIC, see www.cpicpgx.org). In addition, the F5 (Factor V) gene is screened for the Leiden variant that confers increased risk of thromboembolic events.

Insurance Coverage
We announced our first coverage/reimbursement contract for GPS Cancer with a large health plan in January 2016, which represented the nation’s first such insurance coverage for a whole genome molecular analysis platform. Subsequently, we have signed contracts for the reimbursement of GPS Cancer by additional health insurance plans (including plans covering various city employees in multiple states) and self-insured employer groups (including a large employer with a national footprint). We believe reimbursement arrangements with health insurance plans and self-insured employers will continue to grow.
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
Unlike most commercially available genomic tests, which are based on interrogation of predefined alterations in only a small fraction of the genome, GPS Cancer is based on whole genome sequencing (of tumor and normal samples), and RNA sequencing. GPS Cancer compares 6 billion DNA base pairs (tumor and normal), sequences 200,000 RNA transcripts and provides analysis for over 15,000 nodes within approximately 1,500 protein pathways.
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
Further evidence was presented at ASCO 2018, entitled “Seventeen percent of NGS 50 gene panel variants are not expressed in RNAseq” which showed that in a standard 50 gene clinical gene panel (Oncomine V1) of commonly altered genes in cancer, approximately 17% of variants are not expressed in the RNA. Epigenetic silencing can occur for many reasons and this is not evaluated by standard DNA-only tests.

GPS Cancer is the only comprehensive and commercially available clinical cancer platform incorporating and integrating whole genome (comparing both a patient’s normal and tumor tissue), RNA and molecular pathways information into a clinical report that analyzes this data and identifies actionable targets to inform clinical treatment decisions.
GPS in Rare Diseases and Chronic Illnesses
Although we are deploying GPS initially for cancer, we believe this solution has potential application in identifying molecular profiles and germline mutations in rare diseases and chronic illnesses. Our molecular profile solutions have been used by a large academic research institution to examine the genomic familial drivers of cardiac disease and to perform additional research in ALS, obesity, suicide and diabetes, among other diseases.
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

Liquid GPS
Liquid GPS is NantHealth’s blood-based molecular test that provides oncologists with a powerful tool for noninvasive tumor profiling and quantitative monitoring of treatment response. Liquid GPS looks beyond cfDNA to cfRNA, which allows profiling and trending of actionable biomarkers that cannot be assessed through cfDNA alone. In addition to providing molecular insight into key guidelines-based biomarkers (e.g., EGFR, ALK, ROS1, KRAS), this powerful RNA-based approach enables a variety of capabilities and applications not typically available from a liquid biopsy test
Key Applications
Targeted therapy monitoring
In addition to assessing guideline-recommended mutations (e.g., EGFR, BRAF, KRAS, and NRAS), Liquid GPS provides cfRNA-based testing and monitoring for gene fusions and translocations (i.e., ALK, ROS1). RNA has also been shown to be a more accurate indicator of fusions and translocations compared to DNA, which can miss or incorrectly classify gene fusions.

Immunotherapy monitoring
With immunotherapy increasingly becoming a central component of care in many cancers, molecular tools are evolving to give oncologists new and earlier insights into their effectiveness in each patient. Liquid GPS includes 4 analytes associated with approved and investigational immunotherapies - PDL1, CTLA-4, LAG-3, and TIM-3. PD-L1 via Liquid GPS’s cfRNA analysis has been demonstrated to correlate to measurement by IHC. Not only can this information inform an oncologist’s initial treatment selection, it can also be used to monitor response over time. In fact, blood-based PD-L1 assessment has been shown to objectively differentiate between true progression and pseudoprogression, which may help to avoid erroneously changing treatment due to pseudoprogression.
Chemotherapy monitoring
Liquid GPS includes 11 analytes associated with response or resistance to commonly used chemotherapies, including ERCC1 to inform use of platinums and TUBB3 to inform use of taxanes.
Define Right Treatment Before Treatment Begins (Eviti):
The rapid advancement of molecular and biometric medicine is overwhelming many physicians’ cognitive ability, while uncoordinated, non-evidence-based treatment pathways are increasing costs and reducing the quality of care.

Within our oncology solutions, Eviti, our decision support solution, provides evidence-based clinical decision support, which is a critical element to ensure optimal treatment regimens. Eviti is a SaaS-based clinical decision support solution that centralizes clinical content, treatment cost data from Medicare reimbursements and treatment toxicity data. The clinical content is curated by our dedicated team of clinicians, including oncologists and nurses, who convert published literature and clinical trials into structured information that can be used for decision support. The Eviti Advisor product is an overlay on this platform and allows physicians to access this data to better inform treatment decisions. Thus, physicians can readily stay abreast of the latest advances in cancer care.

Eviti provides value to our clients through its access to over 7,200 federally-registered clinical trials updated weekly and over 3,500 evidence-based treatment regimens for the treatment of cancer arising from over 40 different anatomical locations. Unique to the care delivery domain, physicians also benefit from improved claim processing by using our Eviti platform that issues a pre-authorization “Eviti code” when the physician chooses an approved evidence-based clinical pathway, thereby validating appropriate treatment and pre-adjudicating the claim. This is an important step in that payers and providers are collaborating on high-value, evidence-based clinical pathways as opposed to non-value-added reimbursements and denials of payments.

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
Connected Care Software Solutions:

•
Device Connectivity Suite: Our device connectivity and near real-time biometric software and hardware suite allow us to aggregate data from one of the largest libraries of in-hospital and remote medical devices on the market. Utilizing our hardware and software platform, we can extract data from various disparate provider systems, payer systems and consumer devices across the care continuum. Our offerings can enable the near real-time collection and integration of quantifiable biometric and phenotypic data into EHRs and other clinical systems, resulting in the enrichment of the holistic patient health record which can improve care and treatment. In addition, our offerings can improve care coordination and data aggregation across care settings to facilitate transitioning patients to lower cost care settings such as a skilled nursing facility or the patient’s home.

•
DeviceConX, or DCX: DCX is a device data normalization software that connects to hundreds of inpatient and outpatient clinical devices and converts data into a standard format that can be integrated into EHR systems and other clinical systems. This offering provides physicians with a real-time and integrated snapshot of a patient’s physiological data. Our software is scalable and can be embedded across the care continuum, including inpatient, outpatient and home settings. In addition, our platform can enable connectivity with both networked and non-networked medical devices and can eliminate the need for manual data entry by clinicians, which can result in time savings and potentially eliminate transcription errors and adverse events in patients. DCX is installed in over 390 client sites, active hospitals/facilities, across the United States, Canada, Denmark, Sweden, and Singapore.

•
HBox: The HBox is an Internet of Medical Things, or IoMT, and Internet of Things, or IoT, hardware hub that provides wired or wireless connectivity to multiple monitoring devices and transmits the data into remote monitoring centers and third-party EHR systems, giving providers near real-time access to physiological data. Several home monitoring devices have been tested and integrated with the HBox to support remote monitoring, readmission management and care coordination solutions and services. The HBox integrates with various weight scales, pulse oximeters and blood pressure monitors and mobile health devices. For non-networked medical devices, we use our proprietary DeviceEscort adapter and HBox to wirelessly connect to nearly any medical device that is capable of outputting discrete medical data. HBox is currently installed at client sites in both the United States, Canada, Denmark, Sweden, and Singapore.

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

NaviNet Open:

NaviNet Open is America's leading payer-provider collaboration platform, enabling health plans and providers to align incentives, boost quality measures, and lower costs. NaviNet Open’s multi-payer platform connects health plans with their provider networks to improve communications and facilitate administrative transactions. NaviNet delivers vital administrative and clinical information to provider offices in near real-time, vastly improving the ease and speed of communications between health plans and providers.

NaviNet increases operating efficiency and lowers administrative waste for health plans and providers by reducing the volume of customer service phone calls and manual processes involved. As of December 31, 2018, NaviNet Open supported approximately 870,000 active user accounts nationwide, processing more than 50 million payer-provider transactions across 49 health plans.

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

•
Document Exchange: Modernizes communication between health plans and providers by transmitting administrative and clinical information in near real-time. This application lets health plans and providers share risk adjustment information, quality measurement data, and performance reports, among other data. Providers are notified of care gaps within their existing workflows, making it easy to upload supporting documents.

NaviNet Open Document Exchange enables health plans and providers to thrive in a world of value-based care by providing near real-time access to critical information at the point of care.

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
Due to the sensitive nature of our clients’ data, we have a heightened focus on data security and protection. We have implemented healthcare IT industry-standard processes, policies and tools through all levels of our software development and network administration, including regularly scheduled vulnerability scanning and third-party penetration testing to reduce the risk of vulnerabilities in our system. Our clinical decision support platform achieved initial URAC accreditation in Health Utilization Management, or HUM, during September 2010 and was re-accredited during August 2016 for another 3-year period. Our payer solutions products have been accredited under the Health Network Accreditation Program of the Electronic Healthcare Network Accreditation Commission since 2006 and were re-certified in January 2019 for two years.

Our Relationship with NantOmics and Allscripts
We have worldwide, exclusive rights from NantOmics to resell their proprietary GPS Cancer product to institutional clients, including payers, self-insured employers and healthcare providers. NantOmics provides whole genome, whole exome and RNA sequencing, along with related computational and data management and bioinformatics services. We provide these services as part of our comprehensive molecular analysis offering. Under the agreement, we are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including patient engagement and communications with providers such as providing interpretations of our GPS Cancer reports and resolving any disputes, ensuring customer satisfaction, and managing billing and collections. Our current agreement with NantOmics expires in December 2020, subject to renewal for up to an additional nine years if certain thresholds are met. The terms of the agreement include an annual minimum of $2.0 million in fees for years 2016-2020, $25.0 million in fees for years 2021-2023 and $50.0 million in fees for years 2024-2029 paid to NantOmics.
In May 2015, we and Allscripts Healthcare, LLC, or Allscripts Healthcare, an affiliate of Allscripts, entered into a mutual license and reseller agreement, or the Mutual License and Reseller Agreement, which was subsequently amended and restated in June 2015, pursuant to which we each appointed the other as a non-exclusive marketer and reseller to eligible, approved customers of various products and services, including our DeviceConX, VitalxConX, HBox, Device Escort and Eviti Advisor products and services and Allscripts Healthcare’s FollowMyHealth, Care Director, EPSi and dbMotion products and services. In addition, we and Allscripts Healthcare each designated the other as a preferred partner-i.e., subject to certain exceptions and limitations, our DeviceConX family of products and services are the exclusive medical device integration products and services that may be marketed and sold by Allscripts Healthcare, and Allscripts Healthcare’s scheduled products and services are the exclusive products and services of the same required functionality that may be marketed and sold by us. Each party retained ownership of any data generated and collected in connection with its respective products, though each party granted the other a non-exclusive, fully paid-up license to use its data, as well as to use its trademarks, marketing materials and product documentation in connection with the marketing and resale of products and services. The agreement has an initial term of five (5) years and renews automatically for successive one (1) year periods, unless terminated by us or Allscripts Healthcare. Each party has the right to terminate the agreement in the event the other party commits a material, uncured breach, is declared insolvent, suffers a prolonged force majeure event, becomes ineligible for federal healthcare programming or undergoes a change-in-control involving such party’s competitor. In June 2015, Allscripts purchased a 10% equity stake in our company for $200.0 million in cash. In addition, NantCapital, LLC, or NantCapital, announced a $100.0 million investment into Allscripts. NantCapital’s investment was executed through a private placement of Allscripts common stock. The investments and commercial agreement strengthened the partnership between Allscripts and our company, originally announced in March 2015, to develop an integrated, evidence-based, personalized approach to healthcare solutions, and specifically cancer care. We plan to use Allscripts’ scale, global network of hospital and physician clients and leading software solutions, combined with our clinical platform, applications and connectivity devices to build out the infrastructure for new personalized, precision medicine programs for our clients to improve cancer care. Together, our goal is for physicians and patients to have the tools to stay engaged and active and provide the necessary intervention as early as possible. On August 3, 2017, we entered into an asset purchase agreement with Allscripts Healthcare Solutions, Inc., pursuant to which we agreed to sell to Allscripts substantially all of the assets of the company’s provider/patient engagement solutions business, including our FusionFX solution and components of its NantOS software connectivity solutions. The sale was completed on August 25, 2017. Concurrent with the sale to AllScripts and as contemplated by the asset purchase agreement, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, we committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of December 31, 2018, we estimate it to be $16.9 million.
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

Our total revenue was $89.5 million and $86.7 million in 2018 and 2017 respectively. For the year ended December 31, 2018, three customers each accounted for more than 10% of our revenue. For the year ended December 31, 2017, two customers each accounted for more than 10% of our revenue.
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

•
Resale and channel partnership: In the United States, we have entered strategic resale arrangements with major partners, including EHR vendors (including Allscripts), in-hospital medical devices manufacturers and health plans who resell our solutions to their customer base. Internationally, we have entered resale arrangements with other strategic distributors to accelerate our market adoption. Reseller revenue in 2018 and 2017 was $14.5 million and $14.8 million, respectively.

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

•
Medical device data system and device connectivity vendors, such as Capsule Technologies, Inc. (formerly Qualcomm Life), Cerner Corporation, Bernoulli Enterprise, Inc., General Electric Company and Medical Information Technology, Inc.; and

•
Healthcare information technology decision support vendors such as The Advisory Board Company, Castlight Health, Inc., or Castlight Health, Evolent Health, eviCore Healthcare, HealthCatalyst, Inc., or HealthCatalyst, International Business Machines Corporation, or IBM, Inovalon Holdings, Inc., or Inovalon and Truven Health Analytics, or Truven (acquired by IBM).

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
Research and development expenses decreased $12.9 million or 38.2%, from $33.9 million in 2017 to $20.9 million in 2018. This decrease was largely driven by a decrease of $8.4 million in personnel expenses due to our restructuring in 2017, offset by the addition of research and development personnel from NantHealth Labs, which reduced headcount allocated to research and development by around 26%. There was also a $2.7 million decrease in stock compensation related to the reduction in research and development headcount, and an equity award granted in November 2017, a portion of which vested immediately increasing the expense recognized for 2017. The lower headcount and lower overall bonus payments in 2018 led to a $0.5 million decrease in bonus expense. Also, we saw a $0.7 million decline in expense from external research and development resources as development projects were performed internally.

We expect that our overall research and development expenses will increase in absolute dollars as we continue to innovate our informational technology capabilities, develop additional products, and expand our data management resources.

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
We have developed and acquired numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. As of December 31, 2018, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) seven issued U.S. patents, including six U.S. utility patents and one U.S. design patent; (ii) eighteen pending U.S. patent applications, including sixteen U.S. utility patent applications and two U.S. design patent applications; (iii) one issued patent outside the United States; and (iv) seventeen patent applications pending in jurisdictions outside the United States. Of these U.S. and non-U.S. patents and applications, two patents and seven applications were jointly owned.
Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained.
Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date. The patent term may be adjusted to compensate for delayed patent issuance, when such delays are caused by the patent office or successful appeals against patent office actions. There is no limit on this patent term adjustment. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. We estimate that our issued U.S. patents will expire on dates ranging from 2022 to 2036. If patents are issued on our pending U.S. patent applications, the resulting patents are projected to expire on dates ranging from 2026 to 2038. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.
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

As of December 31, 2018, we had a total of 543 full-time associates in the United States and the United Kingdom. Associate engagement is a core tenant of our leadership focus and monitor of our performance and organizational health. None of our associates are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our associates to be good.
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

Clinical laboratories are subject to survey and inspection every two years to assess compliance with program standards and may be subject to additional unannounced inspections. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. In addition, a laboratory, like the one which performs our Omics services, that is certified as “high complexity” under CLIA, may develop, manufacture, validate, and use proprietary tests referred to as laboratory developed tests, or LDTs. CLIA requires full validation, including accuracy, precision, specificity, sensitivity, and establishment of a reference range for any LDT used in clinical testing.
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
The current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the participants in the health care system as a whole is currently unknown. But, any changes to the ACA are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.
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
Backlog
We have no material backlog of orders.
Geographic and Segment Information
During 2018, substantially all of our long-lived assets were located within the United States and United Kingdom.

Revenue from international markets were approximately 2% of our consolidated revenue for 2018 and approximately 2% of our consolidated revenue for 2017.

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
We are an early, commercial-stage company with a business model based upon a novel approach to healthcare. NantHealth solutions are designed to address many of the key challenges healthcare constituents face by enabling them to acquire and store sequencing and molecular analysis data, combine diagnostic inputs with phenotypic and cost data, analyze datasets, securely deliver that data to providers in a clinical setting to aid selection of the appropriate treatments, monitor patient biometric data and progression on a real-time basis, and demonstrate improved patient outcomes and costs. In addition, through our acquisition of NantHealth Labs, Inc. ("NantHealth Labs", formerly Liquid Genomics) in 2018, we have expanded into the liquid biopsy analysis market. Integration across our systems infrastructure and platforms may take longer than we expect or may never occur at all.
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
We have a broad array of product and service offerings. Our management team is responsible for allocating resources across these products and services and may forego or delay pursuit of opportunities with certain products or services that later prove to have greater commercial potential. In August 2017, we announced a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. In addition, in February 2018, we acquired NantHealth Labs and have expanded into the liquid biopsy analysis market, through Liquid GPS. We intend to leverage our current sales and marketing efforts to drive provider acceptance and adoption of Liquid GPS. In addition, we recently introduced the GPS Complete test. This and other resource allocation decisions may cause us to fail to capitalize on attractive products or services or market opportunities. Our spending on current and future research and development programs and future products or services may not yield commercially viable products or services or may fail to optimize the anticipated network effects of NantHealth solutions. If our management team is unable to appropriately prioritize the allocation of our resources among our broad range of products and services in an efficient manner, our business may be adversely affected.
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

We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $192.2 million and $175.2 million during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $884.1 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer and Liquid GPS. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.
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
Based on our current business plan, we believe the net proceeds from our convertible notes offering completed in 2016, together with our current cash, cash equivalents, marketable securities, and our ability to borrow from affiliated entities, will be sufficient to meet our anticipated cash requirements over at least the next 12 months. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

•	increase our sales and marketing efforts to drive market adoption of NantHealth solutions (including GPS Cancer, Liquid GPS, and NantHealth software solutions);

•	address competitive developments;

•	fund development and marketing efforts of any future platforms and solutions;

•	expand adoption of GPS Cancer and Eviti platform solutions into critical illnesses outside of oncology;

•	acquire, license or invest in complimentary businesses, technologies or service offerings; and

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our success in driving adoption of our molecular analysis solutions, including GPS Cancer and Liquid GPS;

•	our success in making our molecular analysis solutions reimbursable by payers;

•	our ability to achieve revenue growth;

•	the cost of expanding our products and service offerings, including our sales and marketing efforts;

•	our ability to achieve interoperability across all of our acquired businesses, technologies and service offerings to deliver networking effects to our clients;

•	the effect of competing technological and market developments;

•	costs related to international expansion; and

•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

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

We have identified a material weakness in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.
Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and a decrease in our stock price.
We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We will need to disclose any material weaknesses identified by our management in our internal control over financial reporting. As an “emerging growth company,” we are availing ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the U.S. Securities and Exchange Commission, or SEC, or other regulatory authorities, which would require additional financial and management resources.
In connection with our 2018 audit, we identified a material weakness in relation to the valuations of our related party equity method investment in NantOmics (see Note 10 to our Consolidated Financial Statements) and the Bookings Commitment liability (see Note 12 to our Consolidated Financial Statements). We have designed and implemented, or expect to implement, measures that we believe address this material weakness, including, among other things, controls to consider all required elements needed to support the measurement of fair value of a liability and assess the reasonableness of assumptions underlying prospective financial information used in the fair value measurement of the Company’s investment in a related party. We have incurred and will continue to incur significant costs to remediate this weakness, primarily personnel costs, external consulting and legal fees, system implementation costs, and related indirect costs including the use of facilities and technology, and we expect to incur additional costs to remediate this weakness. We may not be successful in implementing these remediation efforts or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional errors that result in material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.
If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business, and would have a material adverse effect on our business, financial condition and results of operations.

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
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payers and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 3.5% and 2.9% of our total net revenue for the years ended December 31, 2018 and 2017, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer and other diseases into our molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.

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

Our success depends on our ability to provide reliable, high-quality molecular profiling tests that incorporate rapidly-evolving information about the role of genes and gene variants in disease and clinically relevant outcomes associated with those variants. The accuracy and reproducibility we have demonstrated to date may not continue, particularly for clinical samples, as molecular analysis volume increases. Errors, including as a result of molecular analysis failing to detect genomic variants with high accuracy, or omissions, including as a result of failing to or incompletely or incorrectly identify the significance of gene variants, could have a significant adverse impact on our business. Hundreds of genes can be implicated in some disorders and overlapping networks of genes and symptoms can play a role in multiple conditions. We also rely on clinicians to interpret what we report and to incorporate specific information about an individual patient into the physician’s treatment decision. As a result, a substantial amount of judgment is required in order to interpret testing results for an individual patient and to develop an appropriate patient report. Due to such errors in judgment, patient outcomes may not be improved even if our molecular analysis services perform to our expectations.
The efficiency of sequencing and molecular analysis, including GPS Cancer and Liquid GPS, and the results that we achieve depend on the design and operation of our test processes, which use a number of complex and sophisticated biochemical, informatics, optical, and mechanical processes, many of which are highly sensitive to external factors. An operational or technology failure in one of these complex processes or fluctuations in external variables may result in processing efficiencies that are lower than we anticipate or that vary between testing runs. In addition, we regularly evaluate and if necessary, refine our processes. These refinements may initially result in unanticipated issues that further reduce our test run yields or increase the variability of our test run yields. Low test run yields can cause variability in our operating results and damage our reputation. In addition, although we believe GPS Cancer is a comprehensive molecular profiling solution, no solution is fully comprehensive, and it will need to be continually improved in line with improvements in science and technology and potential developments by our competitors. If GPS Cancer proves to not be fully comprehensive, customer demand for GPS Cancer may be adversely affected.
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

Further, today’s most advanced diagnostics tests analyze narrow gene panels that capture only a limited number of the most common gene alterations, as compared to GPS Cancer, which sequences the patient’s whole genome (comparing both a patient’s normal and tumor tissue) and performs RNA sequencing, gene expression and statistical analysis. These narrow gene panels for specific treatments or disease areas are much less expensive than GPS Cancer. Although we believe that the advantages of sequencing the patient’s whole genome for the treatment of cancer, as well as running additional RNA tests, outweigh the costs, key thought leaders, physicians and other caregivers, other key oncology stakeholders and payers may not agree. Further, if advances in the understanding of disease states and pathways do not reveal a benefit to whole genome and RNA sequencing in areas beyond cancer then the market potential for our sequencing and molecular analysis services will be limited. Failure to achieve widespread commercial market acceptance for our sequencing and molecular analysis solutions could materially harm our business, financial condition and results of operations.
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
Many hospitals and academic medical centers may also seek to perform the type of molecular testing we perform at their own facilities. As such, our competition may include entities such as the University of Michigan, Baylor Medical Genetics Laboratories, Washington University in St. Louis, Memorial Sloan Kettering Cancer Center and other academic hospitals and research centers. In addition to developing kits, some diagnostic companies also provide NGS platforms. Illumina, Inc., Thermo Fisher Scientific Corporation, Invitae Corporation, and other companies develop NGS platforms that are being sold directly to research centers, biopharmaceutical companies and clinical laboratories. While many of the applications for these platforms are focused on the research and development markets or testing for conditions outside of oncology, these companies have launched and will continue to commercialize products focused on the clinical oncology market. Although we believe GPS Cancer is a comprehensive molecular profiling solution, our competitors may develop more comprehensive or superior alternative offerings. We believe diagnostic platform providers will seek to place sequencing machines in laboratories to develop NGS-based laboratory-developed tests, or LDTs. In addition, we believe these companies will also develop their own diagnostic kits approved by the FDA, which can be sold to the clients who have purchased their platforms. Also, many private companies are developing information technology-based tools to support the integration of NGS-based testing into the clinical setting.
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
If we are not able to establish relationships with, or lose the support of, key thought leaders or payers’ key decision makers, it may be difficult to establish our products and solutions as a standard of care for patients with cancer, which may limit our revenue growth and ability to achieve profitability.
We are establishing relationships with leading oncology thought leaders and payors’ key decision makers. If we are unable to establish these relationships, or these key thought leaders or payers’ key decision makers determine that the products or services that we develop or license are not clinically or operationally effective or that alternative technologies and services are more effective or cost-efficient, or if they elect to use and promote internally developed products, we would encounter significant difficulty driving adoption of our products and solutions and/or validating them as a standard of care, which would limit our revenue growth and our ability to achieve profitability.
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
We believe our future success will depend in large part on establishing and growing a market for our systems infrastructure and that are able to provide operational intelligence, particularly designed to collect and index machine data. Our systems infrastructure is designed to address interoperability challenges across the healthcare continuum. It integrates big data with real time resources and applies machine learning algorithms to inform and optimize treatment decisions. In order to grow our business, we intend to expand the functionality of our offering to increase its acceptance and use by the broader market. In particular our systems infrastructure is targeted at those in the healthcare continuum that are transitioning from fee-for-service to a value-based reimbursement model. While we believe this to be the current trend in healthcare, this trend may not continue in the future. Our systems infrastructure is less effective with a traditional fee-for-service model and if there is a reversion in the industry towards fee-for-service, or a shift to another model, we would need to update our offerings and we may not be able to do so effectively or at all. It is difficult to predict client adoption and renewal rates, client demand for our software, the size and growth rate of the market for our solutions, the entry of competitive products or the success of existing competitive products. Many of our potential clients may already be party to existing agreements for competing offerings that may have lengthy terms or onerous termination provisions, and they may have already made substantial investments into those platforms which would result in high switching costs. Any expansion in our market depends on several factors, including the cost, performance and perceived value associated with such operating system and software applications particularly considering the shifting market dynamics. Although we have experienced rapid adoption of our systems infrastructure and software solutions, the rate may slow or decline in the future, which would harm our business and operating results. In addition, while many large hospital systems and payers use our solutions, many of these entities use only certain of our offerings, and we may not be successful in driving broader adoption of our solutions among these existing users, which would limit our revenue growth.

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
We have implemented measures designed to ensure that clinical data and genetic and other biological samples that we receive from our customers have been collected from subjects who have provided appropriate informed consent for purposes which extend to our product development activities. We seek to ensure that these data and samples are provided for processing via our molecular profiling solution in a manner that does not use readily individually identifiable information of the subject. We also have measures in place to ensure that the subjects from whom the data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Further, our clients may conduct clinical trials in several different countries, and, to a large extent, we rely upon them to comply with the subject’s informed consent and with local law and international regulation. The collection of data and samples in many different countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under many different legal systems. The subject’s informed consent obtained in any country could be challenged in the future, and those informed consents could prove invalid, unlawful, or otherwise inadequate for our purposes. Any findings against us, or our clients, could deny us access to or force us to stop using some of our clinical samples, which would hinder our molecular profiling solution development efforts. We could become involved in legal challenges, which could consume our management and financial resources.

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
Our sales cycle can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our offerings and solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Additionally, many of our potential clients are typically already in long-term contracts with their current providers and face significant costs associated with transitioning to our offerings and solutions. As a result, potential customers typically undertake a significant evaluation process, which frequently involves not only NantHealth solutions and component systems infrastructure and platforms but also their existing capabilities and solutions and can result in a lengthy sales cycle. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of NantHealth solutions and component systems infrastructure are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. For example, currently, hospitals in the United States face significant uncertainty over the continuing impact of federal government budgets, and continuing changes in the implementation and deadlines for compliance with the Patient Protection and Affordable Care Act of 2010, or ACA, and other healthcare reform legislation, as well as potential future statutes and rulemaking. Many of our potential hospital clients have used all or a significant portion of their revenues to comply with federal mandates to adopt electronic medical records to maintain their Medicaid and Medicare reimbursement levels. In the event we are unable to manage our lengthy and unpredictable sales cycle, our business may be adversely affected.
We bill our clients and recognize revenue over the term of the contract for certain of our products. As a result near term declines in new or renewed agreements for these products may not be reflected immediately in our operating results and may be difficult to discern.
A portion of our revenue in each quarter is derived from agreements entered with our clients during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for certain of our solutions, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. In addition, we may be unable to adjust our cost structure rapidly, or at all, to take account for reduced revenue. Our subscription model for certain of our solutions also makes it difficult for us to increase our total revenue through additional sales in any quarterly period, as revenue from new clients for those products must be recognized over the applicable term of the agreement. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations.
A large portion of our revenue is derived from a small group of our clients, and the loss of such clients could adversely affect our business.
During the year ended December 31, 2017, we derived 10.6% of our revenue from a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 10.2% of our revenue through a customer relationship with a major health plan from our acquisition of NaviNet. During the year ended December 31, 2018, we derived 15.3% of our revenue through this reseller and another 12.8% and 11.8% of our revenue through two of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause upon 12 months’ written notice, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for several reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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

For our SaaS solutions, we typically enter into master services agreements with our clients. These agreements generally have stated terms of three to five years. Our clients have no obligation to renew their subscriptions for our offering after the term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Factors that are not within our control may contribute to a reduction in our contract revenue. For instance, our clients may reduce their number of employees, which would result in a corresponding reduction in the number of employee users eligible for our offering and thus a lower aggregate monthly services fee. Our future operating results also depend, in part, on our ability to sell new solutions to our existing customers. If our clients fail to renew their agreements, renew their agreements upon less favorable terms or at lower fee levels, or fail to purchase new solutions from us, our revenue may decline, or our future revenue may be constrained.
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
In addition to past investments made in NantHealth solutions, and component systems infrastructure and platforms, we have invested, and will continue to invest, significant resources in research and development and in acquisitions to enhance our existing offerings and introduce new high-quality applications and services. For example, we recently expanded into the liquid tumor profiling market through our acquisition of NantHealth Labs. If existing clients are not willing to make additional payments for such new applications or services, or if new clients do not value such new applications or services, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose clients. Our operating results would also suffer if our innovations and acquisitions are not responsive to the needs of our clients, are not appropriately timed with market opportunity or are not effectively brought to market.
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
Because of the complexity of the issues facing healthcare providers and payers and the inherent complexity of our solutions to such issues, our clients depend on our support organization to resolve any technical issues relating to our offering. In addition, our sales process is highly dependent on the quality of our offerings, our business reputation and on strong recommendations from our existing clients. Any failure to maintain high-quality and highly responsive technical support, or a market perception that we do not maintain high-quality and highly responsive support, could harm our reputation, adversely affect our ability to sell our offering to existing and prospective clients, and harm our business, operating results and financial condition.
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
Additionally, large and demanding enterprise clients, who currently comprise most of our customer base, may request or require specific features or functions unique to their business processes, which increase our upfront investment in sales and deployment efforts and the revenue resulting from the clients under our typical contract length may not cover the upfront investments. If prospective large customers require specific features or functions that we do not offer, then the market for our offering will be more limited and our business could suffer.

In addition, supporting large clients could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. Furthermore, if we are unable to address the needs of these clients in a timely fashion or further develop and enhance our offering, or if a client or its constituents are not satisfied with the quality of work performed by us or with the offerings delivered or professional services rendered, then we could incur additional costs to address the situation, we may be required to issue credits or refunds for pre-paid amounts related to unused services, the profitability of that work might be impaired and the client’s dissatisfaction with our offerings could damage our ability to expand the number of applications and services purchased by that client. Furthermore, if a client or its constituents do not opt into or need certain aspects of our offering, there may not be enough demand for that aspect of our offering to warrant future purchases by that client, or the client may seek to terminate their relationship with us. These clients may not renew their agreements, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective clients. If any of these were to occur, our revenue may decline, and our operating results could be adversely affected.
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
We are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including but not limited to communications with patients and providers such as providing interpretations of the GPS Cancer reports and resolving any disputes, ensuring customer satisfaction, billing and collections and patient and physician engagement. At December 31, 2018, September 30, 2018, June 30, 2017 and December 31, 2016, we determined that other than temporary impairments of $14.8 million, $80.4 million, $33.9 million and $29.8 million, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill. The estimated decline in fair value at December 31, 2018 was primarily due to altered pricing assumptions for the reseller agreement between the Company and NantOmics. The estimated declines in fair value at September 30, 2018, June 30, 2017 and December 31, 2016 were primarily caused by changes in projected GPS Cancer revenue, due to delays in the Company's GPS Cancer revenue growth and changes in the risk profile of our financial projections for NantOmics. If NantOmics is unable to successfully handle its aspects of our sequencing and molecular analysis solutions or we are unable to successfully handle our aspects of delivering our sequencing and molecular analysis solutions, our business will be adversely affected.
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
We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service. These licenses are generally commercially available on varying terms; however, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in providing NantHealth solutions (including Eviti, Navinet apps, Connected Care solutions, and our sequencing and molecular analysis solutions) until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could damage our reputation, harm our ability to attract and maintain clients and decrease our revenue.
We are heavily dependent on our senior management, particularly Dr. Patrick Soon-Shiong, and a loss of a member of our senior management team in the future could harm our business.
If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the continued performance and active participation of certain key individuals, including Dr. Patrick Soon-Shiong, our Chairman, Chief Executive Officer and our principal stockholder. Although we expect Dr. Patrick Soon-Shiong will continue to devote on average at least 20 hours per week to our company, he will continue to primarily focus on NantKwest, Inc., or NantKwest, a publicly-traded, clinical-stage immunotherapy company, of which he is Chairman and Chief Executive Officer. Dr. Patrick Soon-Shiong will also devote time to other companies operating under NantWorks, a collection of multiple companies in the healthcare and technology space that Dr. Patrick Soon-Shiong founded in 2011. We do not believe Dr. Patrick Soon-Shiong has any material conflicting obligations as a result of his involvement with other companies. Additionally, we are dependent on commercial relationships with various other parties affiliated with NantWorks and with Dr. Patrick Soon-Shiong, including NantOmics, as described in Note 18 of the accompanying notes to the Consolidated Financial Statements, and we may enter into additional relationships in the future. If Dr. Patrick Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all. The risks related to our dependence upon Dr. Patrick Soon-Shiong are particularly acute given his ownership percentage and role in our company. If we were to lose Dr. Patrick Soon-Shiong, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. We have not entered into, nor do we intend to enter into, an employment agreement with Dr. Patrick Soon-Shiong.
We face significant competition for employees from other healthcare-related companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity incentives that vest over time and, in some cases, upon the occurrence of certain events. The value to employees of these equity incentives that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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
As additional products are commercialized, including molecular profiling solutions for additional disease indications, we and NantOmics will need to incorporate new equipment, implement new technology systems and laboratory processes, and hire new personnel with different qualifications. Failure to manage growth or a transition to new technologies or processes could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and the prospects for our business.
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
For example, in January 2016, we acquired NaviNet to bolster our payer platform and, in February 2018, we acquired NantHealth Labs to expand into the liquid tumor profiling market. Realizing the benefits of these acquisitions and any future acquisition depend upon the successful integration into our existing operations, and we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not realize the anticipated benefits from any acquired business due to several factors, including:

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of December 31, 2018, the value of our goodwill and intangible assets, net of accumulated amortization was $115.9 million and $64.7 million, respectively. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

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
Our new components or enhancements to our test platform and changes to our test platform could fail to attain sufficient market acceptance for many reasons, including:

•	our failure to predict physician and patient market demand accurately in terms of test platform functionality and to supply a test platform that meets this demand in a timely fashion

•	delays in releasing to the market our new components or enhancements to our test platform to the market;

•	failing to keep our sequencing and molecular analysis solutions up to date and on pace with current clinical and market developments;

•	complexity in the implementation or utilization of the new components and enhancements;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of competing test platforms and products by our competitors;

•	poor business conditions for our physician customers, causing them to delay IT purchases.

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

International operations are subject to several other inherent risks, and our future results could be adversely affected by several factors, including:

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

We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of December 31, 2018, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) seven issued U.S. patents, including six U.S. utility patents and one U.S. design patent; (ii) eighteen pending U.S. patent applications, including sixteen U.S. utility patent applications and two U.S. design patent applications; (iii) one issued patent outside the United States; and (iv) seventeen patent applications pending in jurisdictions outside the United States. Of these U.S. and non-U.S. patents and applications, two patents and seven applications were jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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
Competitors may infringe or misappropriate our patents, trademarks, copyrights or other intellectual property, including our existing patents or patents that may issue to us in the future, or the patents of our licensors to which we have a license. To counter infringement or unauthorized use, we may be required to file infringement or inventorship claims to stop third party infringement, unauthorized use, or to correct inventorship, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims that we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. These competitors may further challenge the scope, validity or enforceability of our licensors’ patents, requiring our licensors to engage in complex, lengthy and costly litigation or other proceedings. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours or of our licensors’ is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference, derivation or other proceedings, brought at the USPTO or any foreign patent authority may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those our collaborators. Litigation or USPTO proceedings brought by us may fail. An unfavorable outcome in any such proceeding could require us to cease using the related technology or to attempt to license rights to it from the prevailing party or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if we are successful, domestic or foreign litigation, or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with collaborators, to prevent misappropriation of our trade secrets, confidential information or proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.
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

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO on or after March 16, 2013 before us could therefore be awarded a patent covering an invention of ours even if we were the first to conceive of the invention. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either file any patent application related to our products or services or invent any of the inventions claimed in our patents or patent applications.
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
Furthermore, a case involving financial software was even more recently decided by the Supreme Court. On June 19, 2014, the Supreme Court issued a decision in Alice Corp. Pty. Ltd. v. CLS Bank Int’l , or Alice, a case involving patent claims directed to methods of exchanging obligations as between parties so as to mitigate settlement risk in financial transactions, computer systems configured to carry out the method, and computer-readable media containing program code for performing the method. In Alice, the Court applied the analytic framework from Prometheus and extended its application to all types of claims. According to that decision, Alice Corp.’s claims failed to incorporate sufficient inventive content above and beyond the mere idea of intermediated transaction to allow the claimed processes to qualify as patent-eligible processes that apply the idea in a particular way to solve a problem.
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
A portion of the data that we obtain and handle for or on behalf of our clients is considered PHI, subject to HIPAA. We are also required to maintain similar business associate agreements with our subcontractors that have access to PHI of our customers in rendering services to us or on our behalf. Under HIPAA and our contractual agreements with our HIPAA-covered entity health plan customers, we are considered a “business associate” to those customers and are required to maintain the privacy and security of PHI in accordance with HIPAA and the terms of our business associate agreements with our clients, including by implementing HIPAA-required administrative, technical and physical safeguards. We have incurred, and will continue to incur, significant costs to establish and maintain these safeguards and, if additional safeguards are required to comply with HIPAA regulations or our clients’ requirements, our costs could increase further, which would negatively affect our operating results. Furthermore, we cannot guarantee that such safeguards have been and will continue to be adequate. If we have failed, or fail in the future, to maintain adequate safeguards, or we or our agents or subcontractors use or disclose PHI in a manner prohibited or not permitted by HIPAA, our subcontractor business associate agreements, or our business associate agreements with our customers, or if the privacy or security of PHI that we obtain and handle is otherwise compromised, we could be subject to significant liabilities and consequences, including, without limitation:

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
We may be, or may become, subject to data protection laws and regulations, and our failure to comply with such laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
 The European Union, the EU, has adopted data protection laws and regulations which may apply to us in certain circumstances, or in the future. The laws impose significant compliance obligations on us and is commonly known as the GDPR, the General Data Protection Regulation. The GDPR, which is wide-ranging in scope and applicability, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data, including clinical trials. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including with respect to our employees in the European Union, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, other new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.
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

While the FDA currently exercises its enforcement discretion for LDTs by not enforcing its regulations, the FDA has stated that it has a mandate to regulate in this field and that it intends to address LDT regulation using a risk-based, phased-in approach similar to the existing in vitro diagnostic framework. Moreover, the FDA could disagree with our current assessment that NantOmics’ sequencing services is an LDT, and could require us or NantOmics to seek clearance or approval for such sequencing services for clinical use. If the FDA requires us or NantOmics to seek clearance or approval to offer NantOmics’ sequencing services for GPS Cancer or any of our future offerings for clinical use, we may not be able to obtain such approvals on a timely basis, or at all. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning letters; fines; injunctions; civil or criminal penalties; recall or seizure of current or future products; operating restrictions; partial suspension or total shutdown of production; denial of applications; or challenges to clearances or approvals. We cannot provide any assurance that FDA regulation, including premarket review, will not be required for our GPS Cancer solution or any other molecular profiling solution we offer in the future. If premarket review is required, our business could be negatively impacted if we are required to stop selling our molecular profiling solution pending its clearance or approval or if such approval is delayed by new requirements.
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
Furthermore, the current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws. The House of Representatives recently voted to pass the American Health Care Act (the AHCA). As proposed, the AHCA would repeal many provisions of the Affordable Care Act. The Senate is currently expected to consider an alternative version of the AHCA and it is expected that Congress will continue to consider this or similar legislation to repeal and replace some or all elements of the Affordable Care Act. We face uncertainties that might result from modification or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on biosimilar manufacturing industry as a whole is currently unknown. But, any changes to the Affordable Care Act are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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
As of December 31, 2018, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 64% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 84% of the outstanding equity and approximately 99% of the outstanding voting equity as of December 31, 2018. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result, Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 64% of the voting power of our common stock as of December 31, 2018.
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

We can provide no assurances that we will be able to maintain an active, liquid and orderly trading market will develop for our common stock or what the market price of our common stock will be and as a result it may be difficult for you to sell your common stock.
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
Our common stock may be delisted from The Nasdaq Global Select Market if we cannot maintain compliance with Nasdaq’s continued listing requirements.

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price. In particular, we are required to maintain a minimum bid price of $1.00, and we traded below that threshold between November 30, 2018 and January 15, 2019. On January 16, 2019, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of the company’s common stock. On March 21, 2019, we received a notice from Nasdaq confirming that we had regained compliance with the Minimum Bid Price Rule.
Even though we have regained compliance with the Minimum Bid Price Rule, in the future we may fail to maintain compliance with the minimum bid price requirement, and our stock may be delisted. Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934, or the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.
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
To continue to comply with the requirements of being a public company, we may need to undertake various activities, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. For example, we have identified a material weakness in our internal control over financial reporting related to our valuations of the Bookings Commitment liability and our related party equity method investment in NantOmics, as more fully described in Item 9A of our Form 10-K. In addition, in connection with our preparation of the Consolidated and Combined Financial Statements for the year ended December 31, 2017, several control deficiencies relative to Information Technology general controls were not remediated prior to year end. These deficiencies primarily related to change management controls over our general ledger and financial reporting system. We performed an assessment and determined that it did not rise to the level of a material weakness, but did represent a significant deficiency in our internal control over financial reporting. A control deficiency is considered a significant deficiency if it represents a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.
We cannot assure you that the measures we have taken, or will take, to remediate the material weakness and significant deficiencies will be effective or that we will be successful in implementing them. Moreover, we cannot assure you that we have identified all significant deficiencies or material weaknesses or that we will not in the future have additional significant deficiencies or material weaknesses, in particular as we seek to transition to a more developed internal control environment and continue to grow as a company in terms of size, complexity of business and potentially in connection with future strategic transactions. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address these significant deficiencies or the material weakness discussed above.
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

In addition, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to significant deficiencies or material weaknesses may have been identified. Our independent registered public accounting firm may not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act, depending on whether we choose to rely on certain exemptions set forth in the JOBS Act. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to remediate the material weakness, assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.
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

We are an “emerging growth company” and a "smaller reporting company," and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 64% of the voting power of our common stock, as of December 31, 2018), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Culver City, California, where we occupy facilities totaling approximately 8,000 square feet on a month-to-month basis pursuant to a Shared Services Agreement with NantWorks. We use these facilities for administration, sales and marketing, research and development, engineering, client support, and professional services. In addition, we have 5 U.S. locations across four states and one international location. Our key facilities include the following:

•	United States

◦	Boston, Massachusetts

◦	Panama City, Florida

◦	Philadelphia, Pennsylvania

◦	Phoenix, Arizona

◦	Prescott, Arizona

•	International

◦	Belfast, Northern Ireland

We believe that our facilities are adequate to meet our needs in the near term, and that, if needed, suitable additional space will be available to accommodate any expansion of our operations.

The following table outlines our facilities location, square footage, and use:

City	State	Country	Sqft	Type	Business Nature/Use
Boston	MA	USA	31,752	Lease	Administrative, sales, client support, R&D, engineering, professional services
Panama City	FL	USA	51,288	Lease	Administrative, sales, client support, R&D, engineering, professional services
Belfast	NI	UK	15,500	Lease	R&D, engineering, administrative
Phoenix	AZ	USA	4,865	Lease	Administrative, sales, client support, professional services
Prescott	AZ	USA	860	Lease	Sales, client support, professional services
Philadelphia	PA	USA	14,183	Lease	Administrative, sales, client support, R&D, engineering, professional services
			118,448
Item 3. Legal Proceedings
We are from time to time subject to claims and litigation that arise in the ordinary course of our business. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. Except as discussed below, in the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, would not have a material adverse effect on our Consolidated Financial Condition or Results of Operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Securities Litigation

In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. ("Deora") In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with our founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. In September 2018, the lead plaintiffs filed a motion for certification of two plaintiff classes. We believe that the claims lack merit and intend to vigorously defend the litigation.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties have agreed to stay the case until the next case management conference, scheduled for September 17, 2019. We believe that the claims lack merit and intend to vigorously defend the litigation.

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery.  The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora, but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint. In January 2019, the defendants filed their opening brief in support of the motion to dismiss the amended complaint. We believe that the claims lack merit and intend to vigorously defend the litigation.

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

Real Estate Litigation

On March 9, 2018, PayPal, Inc. (“PayPal”) commenced an action against the Company in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts, for Suffolk County. The action was originally captioned PayPal, Inc. v. NantHealth, Inc., Civil Action No. 18-0780-E. On April 10, 2018, the Superior Court transferred the case to its Business Litigation Section, where it is currently pending and captioned as PayPal, Inc. v. NantHealth, Inc., Civil Action No. 18-0780-BLS1. This action arises out of a Sublease Agreement that PayPal and the Company entered into on or about November 30, 2017. The Sublease Agreement pertained to commercial real estate that PayPal leased at One International Place in Boston, Massachusetts. On January 25, 2018, we notified PayPal that we were electing to terminate the Sublease Agreement.

In its Verified Complaint, and a contemporaneous notice of default that the Company disputed, PayPal alleges that the Company breached the Sublease Agreement. In addition, PayPal asserts claims for breach of the covenant of good faith and fair dealing, and violations of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and seeks a declaratory judgment recognizing and enforcing the terms of the Sublease Agreement. Among other relief, PayPal seeks damages, treble damages, interest, costs, and attorneys’ fees.

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

On September 26, 2018, we filed our Assented to Motion for Leave to Amend Its Answer. The court granted our motion on October 3, 2018. On October 9, 2018, we filed and served our amended answer and jury demand.

On January 8, 2019, the parties filed a joint motion to extend certain of the tracking order deadlines, which motion the court granted by endorsed order dated January 9, 2019.

The parties are currently engaged in discovery, including non-party discovery.

The Company denies any liability to PayPal and intend to vigorously defend the action.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “NH”.

Holders of Record

As of March 26, 2019, we had approximately 144 holders of record of our common stock. We believe the actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

No cash dividends were declared for our common stock during the fiscal years ended in 2018 and 2017. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer

We did not make any stock repurchases during the twelve months ended December 31, 2018.
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

Item 6. Selected Financial Data
Omitted, as not required for a smaller reporting company.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Annual Report on Form 10-K, or Annual Report. This discussion contains forward-looking statements that are based on the beliefs, assumptions, and information currently available to our management, and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those described in greater detail elsewhere in this Annual Report, particularly in Item 1A, “Risk Factors”.
Overview
We are a leading next-generation, evidence-based, personalized healthcare company focused on enabling our clients to fundamentally change the diagnosis and treatment of cancer and other critical illnesses. We believe a molecular-driven, systems-based approach to making clinical treatment decisions based on large-scale, real time biometric and phenotypical data will become the standard of care initially for patients with cancer and, ultimately, other critical illnesses. We derive revenue from selling molecular sequencing and analysis services (including our unique, comprehensive GPS Cancer test, for which we obtained exclusive rights from an affiliate that provides sequencing and analysis of tumor & normal samples and our liquid/blood-based tumor profiling test service, Liquid GPS, which analyzes cell-free DNA (cfDNA) and cell-free RNA (cfRNA)), and from selling software solutions to healthcare payers, self-insured employers and healthcare systems.
We market certain of our solutions as a comprehensive integrated solution that includes our molecular sequencing and analysis services, Clinical Decision Support, and Payer Engagement solutions. We also market our molecular sequencing and analysis services, Clinical Decision Support, Payer Engagement and Connected Care solutions on a stand-alone basis. To accelerate our commercial growth and enhance our competitive advantage, we intend to continue to:

•	introduce new marketing, education and engagement efforts and foster relationships across the oncology community to drive adoption of molecular sequencing and analysis services;

•	pursue reimbursement of molecular sequencing and analysis services from regional and national third-party payers and government payers;

•	publish scientific and medical advances;

•	strengthen our commercial organization to increase our NantHealth solutions client base and to broaden usage of our solutions by existing clients; and

•	develop new features and functionality for NantHealth solutions to address the needs of current and future healthcare provider and payer, self-insured employer and biopharmaceutical company clients.
Since our inception, we have devoted substantially all of our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch and expansion of our molecular sequencing and analysis business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of December 31, 2018, our accumulated deficit was approximately $884.1 million. We expect to continue to incur operating losses over the near term as we drive adoption of our molecular sequencing and analysis solutions (including GPS Cancer and Liquid GPS), expand our commercial operations, and invest further in NantHealth solutions.
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
2018 Impact of Hurricane Michael
On October 10, 2018, our leased Panama City, Florida office was hit by Hurricane Michael. Due to the geographic spread of our customers, no revenue was lost. However, certain implementation revenues for our software and hardware related business were delayed until later in the fourth quarter and into 2019, due to the disruption caused to our personnel living in the region. Personnel costs for time not worked by our employees in the region during the initial period of recovery totaled $0.7 million. Our office suffered water damage, which temporarily disabled our on-site servers, and delayed filing of our Form 10-Q for the period ended September 30, 2018. We spent $0.1 million directly on maintaining operations and repairing our office.
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

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 3 of the Consolidated Financial Statements). In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. As of December 31, 2018, the estimated fair value was $16.9 million, and at December 31, 2017, the fair value was estimated not to be material.

The sale of the Business qualified as a discontinued operations because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the Business sold to Allscripts represented a strategic shift in our operations as the sale enables us to focus on molecular sequencing and analysis, clinical decision support, connected care and payer engagement.
2017 Corporate Restructuring Plan
In August 2017, we committed to and began implementation of a comprehensive restructuring plan that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities. The plan will allow us to focus on our core competencies of molecular sequencing and analysis, clinical decision support, connected care and payer engagement. We incurred charges from this restructuring related to severance and other cash expenditures and recognized the majority of the expenses related to this restructuring in the year ended December 31, 2017.
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

Non-GAAP net loss from continuing operations excludes the effects of (1) loss from equity method investments including impairment losses, (2) stock based compensation expense, (3) intangible amortization, (4) corporate restructuring expenses, (5) acquisition related sales incentives, which have been recorded as contra revenue, (6) change in fair value of derivatives liability, (7) change in fair value of the Bookings Commitment, (8) non-cash interest expense related to convertible notes, (9) securities litigation costs, (10) impairment of investments without readily determinable fair value, and (11) the impacts of certain income tax benefits and provisions from non-cash activity.

The following table reconciles Net loss from continuing operations to Net loss from continuing operations - Non-GAAP and Shares outstanding to Shares outstanding-Non-GAAP for the years ended December 31, 2018 and 2017:

(Dollars in thousands, except per share amounts)	Year Ended December 31,
	2018	2017
Net loss from continuing operations	$(190,433)	$(131,399)
Adjustments to GAAP net loss:
Corporate restructuring from continuing operations (1)	—	2,422
Acquisition related sales incentive	1,420	2,732
Intangible amortization from continuing operations	9,150	9,388
Loss from related party equity method investment including impairment loss	108,409	50,334
Non-cash interest expense related to convertible notes	5,019	4,417
Change in fair value of derivatives liability	(7)	(264)
Change in fair value of Bookings Commitment	16,947	—
Stock-based compensation expense from continuing operations	5,657	8,102
Securities litigation costs	1,317	777
Impairment of equity securities	1,750	—
Tax benefit resulting from certain non-cash tax items	(3,760)	(1,976)
Total adjustments to GAAP net loss from continuing operations	145,902	75,932
Net loss - Non-GAAP from continuing operations	$(44,531)	$(55,467)

Weighted average shares outstanding	109,168,798	116,737,860

Net loss per share from continuing operations - Non-GAAP	$(0.41)	$(0.47)

The following table reconciles Net loss per share to Net loss per share Non-GAAP for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Net loss per common share from continuing operations - GAAP	$(1.74)	$(1.12)
Adjustments to GAAP net loss per common share from continuing operations:
Corporate restructuring from continuing operations (1)	—	0.02
Acquisition related sales incentive	0.01	0.02
Intangible amortization from continuing operations	0.08	0.08
Loss from related party equity method investment including impairment loss	0.98	0.43
Non-cash interest expense related to convertible notes	0.05	0.04
Change in fair value of derivatives liability	—	—
Change in fair value of Bookings Commitment	0.16	—
Stock-based compensation expense from continuing operations	0.05	0.07
Securities litigation costs	0.01	0.01
Impairment of equity securities	0.02	—
Tax benefit resulting from certain non-cash tax items	(0.03)	(0.02)
Total adjustments to GAAP net loss per common share from continuing operations	1.33	0.65
Net loss per common share from continuing operations - Non-GAAP	$(0.41)	$(0.47)

(1)	Corporate restructuring includes accrued bonus reversal of $0.5 million for the year ended December 31, 2017.
Components of Our Results of Operations
Revenue

We generate our revenue from the sale of software-as-a-service, software, hardware and services, sequencing and molecular analysis and home health care services. Our systems infrastructure and platforms support the delivery of both personalized comprehensive sequencing and molecular analysis and the implementation of value-based care models across the healthcare continuum. We generate revenue from the following sources:

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
The majority of our research and development expenses are related to developing new software solutions and improving our existing software solutions. A portion of research and development costs are related to the personnel operating costs of the laboratory operations of NantHealth Labs.
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
Results of Operations

The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated:

(Dollars in thousands except per share amounts)	Year Ended December 31,
	2018	2017
Revenue:
Software-as-a-service related	$65,646	$60,730
Software and hardware related	4,534	7,648
Maintenance	9,834	10,421
Total software-related revenue	80,014	78,799
Sequencing and molecular analysis	3,129	2,554
Home health care services	6,321	5,323
Total net revenue	89,464	86,676

Cost of Revenue:
Software-as-a-service related	23,691	21,939
Software and hardware related	3,335	4,749
Maintenance	924	749
Amortization of developed technologies	4,933	5,172
Total software-related cost of revenue	32,883	32,609
Sequencing and molecular analysis	8,055	6,084
Home health care services	3,331	2,829
Total cost of revenue	44,269	41,522

Gross profit	45,195	45,154

Operating Expenses:
Selling, general and administrative	70,763	74,976
Research and development	20,916	33,862
Amortization of acquisition-related assets	4,217	4,216
Total operating expenses	95,896	113,054
Loss from operations	(50,701)	(67,900)
Interest expense, net	(17,120)	(16,168)
Other (loss) income, net	(17,876)	800
Loss from related party equity method investment, including impairment	(108,409)	(50,334)
Loss from continuing operations before income taxes	(194,106)	(133,602)
Benefit from income taxes	(3,673)	(2,203)
Net loss from continuing operations	(190,433)	(131,399)
Loss from discontinued operations, net of tax	(1,719)	(43,812)
Net loss	$(192,152)	$(175,211)

Basic and diluted net loss per share
Continuing operations - common stock	$(1.74)	$(1.12)
Discontinued operations - common stock	$(0.02)	$(0.37)
Total net loss per common stock	$(1.76)	$(1.49)

Weighted average shares outstanding:
Basic and diluted - common stock	109,168,798	116,737,860

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Year Ended December 31,
	2018	2017
Revenue:
Software-as-a-service related	73.3%	70.1%
Software and hardware related	5.1%	8.8%
Maintenance	11.0%	12.0%
Total software-related revenue	89.4%	90.9%
Sequencing and molecular analysis	3.5%	2.9%
Home health care services	7.1%	6.2%
Total net revenue	100.0%	100.0%

Cost of Revenue:
Software-as-a-service related	26.5%	25.3%
Software and hardware related	3.7%	5.5%
Maintenance	1.0%	0.9%
Amortization of developed technologies	5.6%	5.9%
Total software-related cost of revenue	36.8%	37.6%
Sequencing and molecular analysis	9.0%	7.0%
Home health care services	3.7%	3.3%
Total cost of revenue	49.5%	47.9%

Gross profit	50.5%	52.1%

Operating Expenses:
Selling, general and administrative	79.1%	86.4%
Research and development	23.4%	39.1%
Amortization of acquisition-related assets	4.7%	4.9%
Total operating expenses	107.2%	130.4%
Loss from operations	(56.7%)	(78.3%)
Interest expense, net	(19.1%)	(18.7%)
Other (loss) income, net	(20.0%)	0.9%
Loss from related party equity method investment, including impairment	(121.2%)	(58.0%)
Loss from continuing operations before income taxes	(217.0%)	(154.1%)
Benefit from income taxes	(4.1%)	(2.5%)
Net loss from continuing operations	(212.9%)	(151.6%)
Loss from discontinued operations, net of tax	(1.9%)	(50.5%)
Net loss	(214.8%)	(202.1%)

Comparison of the years ended December 31, 2017 and 2018
Revenue

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2018	2017	2018 vs. 2017
	Amount	Amount	Amount	Percentage
Software-as-a-service related	$65,646	$60,730	4,916	8.1%
Software and hardware related	4,534	7,648	(3,114)	-40.7%
Maintenance	9,834	10,421	(587)	-5.6%
Total software-related revenues	80,014	78,799	1,215	1.5%
Sequencing and molecular analysis	3,129	2,554	575	22.5%
Home health care services	6,321	5,323	998	18.7%
Total net revenue	$89,464	$86,676	$2,788	3.2%
Comparison of the years ended December 31, 2017 and 2018
Total revenue increased $2.8 million, or 3.2%, from $86.7 million for the year ended December 31, 2017 to $89.5 million for the year ended December 31, 2018. Our total revenue growth was driven primarily by growth in our SaaS, home health care services, and sequencing and molecular analysis revenue categories.
Total software-related revenue was $80.0 million for the year ended December 31, 2018 compared to $78.8 million for the year ended December 31, 2017, an increase of 1.2 million, or 1.5%. The increase in total software-related revenue was primarily driven by SaaS revenue from our NaviNet product. This increase was partially offset by a decrease in our software and hardware line of business because of the timing of completed implementations as compared to the prior year.

Software and hardware revenue decreased $3.1 million, or 40.7%, for the year ended December 31, 2018 compared to the prior year. The primary driver of this decrease was lower revenue from completed implementations of DeviceConX compared to the prior year.
SaaS revenue was $65.6 million for the year ended December 31, 2018, an increase of $4.9 million, or 8.1%, from $60.7 million compared to the prior year. This growth was primarily driven by higher revenue from our NaviNet product due to a higher number of implementations being completed during the year.
Maintenance revenue decreased $0.6 million, or 5.6%, from $10.4 million in the year ended December 31, 2017 to $9.8 million for the year ended December 31, 2018. This decrease was primarily driven by the timing of recognition of maintenance fees on an individual contract in the prior year, which had been deferred until implementation was complete under the previous revenue recognition guidance. This decrease was partially offset by a larger customer base for DeviceConX post contract support maintenance services compared to the prior year.
Sequencing and molecular analysis revenue increased from $2.6 million for the year ended December 31, 2017 to $3.1 million for the year ended December 31, 2018. This increase was due to the acquisition of NantHealth Labs and the resulting addition of the Liquid GPS test to our products during 2018, which provided $0.8 million of revenue in 2018. GPS Cancer revenues declined slightly driven by a change in product mix on tests performed and reimbursed as we transitioned a part of our sequencing and molecular analysis business to the Liquid GPS test to accommodate a growing segment of the market.
Currently, we recognize revenue from customers with executed contracts, and from customers without a contractual agreement where we recognize revenue on a cash basis given the uncertainty of reimbursement. As the company gains additional insurance coverage, including coverage under government insurance programs, we expect to be able to reduce the portion of GPS Cancer revenue which is recognized on a cash basis.

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
We have also continued focused efforts to enhance reimbursement from plans when profiles are ordered and there is no payer contract in place. We are actively engaging plans with detail which supports a physician’s reason for ordering. Our utilization of pre-authorizations and supporting documentation assists in the overall billing and appeal process, optimizing payment with payers, who do not have a formal agreement with us. The GPS Cancer profile provides all information that can be found in other market molecular tests that physicians deem necessary for treatment recommendation and expands insight for the oncologist with the comprehensive information available on each patient tested.

In parallel with the private payer activities described above, we are also making extensive efforts to achieve coverage from governmental programs such as Medicare, using approval pathways including FDA in-vitro medical device clearance. Those activities are ongoing but have uncertainty on the timelines as to formal approval.
Home health care services revenue increased $1.0 million, or 18.7%, from $5.3 million in 2017 to $6.3 million for the year ended December 31, 2018. This was a result of increased home visits in the year, partially as a result of the territory of our home health care services expanding to Prescott, Arizona.
We believe that significant opportunities exist for expanded cross-selling across our products and across our existing customer base, including Eviti and NaviNet customer bases. We also believe that our customer base and our product solutions provide unique opportunities to expand the volume of GPS Cancer and Liquid GPS analysis reporting to our customer base. Maintaining our current customer base will be important to our future maintenance and SaaS recurring revenue streams.
Cost of Revenue

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2018	2017	2018 vs. 2017
	Amount	Amount	Amount	Percentage
Software–as-a-service	$23,691	$21,939	$1,752	8.0%
Software and hardware	3,335	4,749	(1,414)	-29.8%
Maintenance	924	749	175	23.4%
Amortization of developed technologies	4,933	5,172	(239)	-4.6%
Total software-related cost of revenue	32,883	32,609	274	0.8%
Sequencing and molecular analysis	8,055	6,084	1,971	32.4%
Home health care services	3,331	2,829	502	17.7%
Total cost of revenue	$44,269	$41,522	$2,747	6.6%
Comparison of the years ended December 31, 2017 and 2018
Cost of revenue increased $2.7 million, or 6.6%, from $41.5 million in the year ended December 31, 2017 to $44.3 million for the year ended December 31, 2018. The primary driver of this increase was an additional $3.4 million depreciation from newly capitalized internally developed software supporting software-as-a-service and sequencing and molecular analysis solutions.
Total software-related cost of revenue increased $0.3 million, or 0.8%, from $32.6 million in 2017 to $32.9 million for the year ended December 31, 2018. The primary driver of this was a $2.8 million increase in SaaS cost of revenue primarily attributed to increased depreciation of internally developed software, compared to amortization of deferred implementation costs in the prior year under ASC 605, attributable to our NaviNet solutions. This was partially offset by reductions in costs associated with purchased software and reduced salary costs associated with our software and hardware business.

Sequencing and molecular analysis cost of revenue increased $2.0 million, or 32.4%, from $6.1 million in 2017 compared to $8.1 million in 2018. This increase was due to the addition of NantHealth Labs during 2018, which introduced laboratory expenses of $0.4 million and led to personnel expenses increasing $0.6 million. There was also an increase of $0.5 million in relation to the depreciation of internally developed software related to GPS Cancer and Liquid GPS.
Cost of revenue associated with the cost of tests performed by NantOmics increased by $0.3 million for 2018 compared to the prior year. We record the cost of revenue expense upon delivery of the GPS Cancer report to our clients. As a result, there will be a timing difference between the revenue recorded and the cost of revenue recorded. In addition, the cost of revenue is recorded as defined by the applicable contract with our clients and as outlined in the amended and restated Reseller Agreement ("Reseller Agreement") for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics. On December 18, 2017, the Company and NantOmics executed Amendment No. 1 to the Second Amended Reseller Agreement. The Second Amended Reseller Agreement was amended to allow fee adjustments with respect to services completed by NantOmics between the amendment effective date of October 1, 2017 to June 30, 2018.
We believe that there are opportunities going forward to grow the volume of sequencing and molecular analysis activity which would increase the associated costs of delivering such revenue. We record the cost of revenue expense upon delivery of the GPS Cancer report to our clients. There may be a timing difference between the revenue recorded and the cost of revenue recorded in the event that revenue recognition is delayed. Sequencing and molecular analysis revenue in the current period was limited to what could be recognized on a cash basis due to uncertainty over reimbursement for the GPS Cancer profiles delivered in the period. As we gain additional insurance coverage and reimbursement experience, we expect to be able to reduce the portion of GPS revenue which is recognized on a cash basis.

Home health care services cost of revenue increased $0.5 million, or 17.7%, from $2.8 million in 2017 to $3.3 million for the year ended December 31, 2018. This was in line with revenue growth, as more personnel were hired and consultants used in order to meet the higher number of visits performed in the year.
Selling, General and Administrative

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2018	2017	2018 vs. 2017
	Amount	Amount	Amount	Percentage
Selling, general and administrative	$70,763	$74,976	$(4,213)	(5.6)%
Comparison of the years ended December 31, 2017 and 2018
For the year ended December 31, 2018, selling, general and administrative expenses decreased $4.2 million, or 5.6%, from $75.0 million in 2017 to $70.8 million in 2018. This decrease was due to a $2.6 million decrease in corporate shared services expenses charged to us by affiliated companies, as we have developed additional functional areas internally and started providing services to affiliated entities, which we charge back, offsetting corporate shared services expenses. There was also a $1.2 million decline in personnel costs, largely due to a reduced bonus payout for 2018.
Research and Development

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2018	2017	2018 vs. 2017
	Amount	Amount	Amount	Percentage
Research and development	$20,916	$33,862	$(12,946)	(38.2)%
Comparison of the years ended December 31, 2017 and 2018

Research and development expenses decreased $12.9 million, or 38.2%, from $33.9 million in 2017 to $20.9 million in 2018. This decrease was largely driven by a decrease of $8.4 million in personnel expenses due to our restructuring in 2017, offset by the addition of research and development personnel from NantHealth Labs, which reduced headcount allocated to research and development by around 26%. There was also a $2.7 million decrease in stock compensation expense related to the reduction in research and development headcount, and an equity award granted in November 2017, a portion of which vested immediately increasing the expense recognized for 2017. The lower headcount and lower overall bonus payments in 2018 led to a $0.5 million decrease in bonus expense. Also, we saw a $0.7 million decline in expense from external research and development resources as development projects were performed internally and a reduction of $0.3 million from travel expense, related to cost control measures.
Interest Expense, Net

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2018	2017	2018 vs. 2017
	Amount	Amount	Amount	Percentage
Interest expense, net	$(17,120)	$(16,168)	$(952)	5.9%
In December 2016, we issued an aggregate principal amount of $107.0 million of our 5.5% convertible senior notes due 2021 (the "Convertible Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), as amended and to non-U.S. persons pursuant to Regulation S under the Securities Act, of which $10 million were issued to a related party. The Convertible Notes will mature on December 15, 2021 unless earlier converted, redeemed or repurchased in accordance with the terms of the Convertible Notes. Please see the section entitled "Liquidity and Capital Resources" below and Note 11 to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the Convertible Notes.
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer. Through December 31, 2018, the total advances made by NantCapital to us pursuant to the NantCapital Note amounted to approximately $112.7 million. We can request additional advances subject to approval from NantCapital. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year.
In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest was due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Second Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to extend the maturity date of the Second Amended and Restated Promissory Note to June 30, 2022 and to subordinate the Second Amended and Restated Promissory Note in right of payment to the Convertible Notes.
Please see the section entitled "Liquidity and Capital Resources" below and Note 18 to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of these notes.
Comparison of the years ended December 31, 2017 and 2018
Interest expense, net, increased by $1.0 million, from $16.2 million for the year ended December 31, 2017 to $17.1 million for the year ended December 31, 2018. This increase was attributable to a $0.6 million increase in interest expense from the amortization of debt discounts on the Convertible Notes issued in 2016 and a $0.3 million increase in interest expense from the NantCapital Note, due to interest accruals.
Other Income (Expense), net

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2018	2017	2018 vs. 2017
	Amount	Amount	Amount	Percentage
Other income (expense), net	$(17,876)	$800	$(18,676)	-2,334.5%

Comparison of the years ended December 31, 2017 and 2018
Other income or expense moved by $18.7 million, from an income of $0.8 million for the year ended December 31, 2017 to an expense of $17.9 million for the year ended December 31, 2018. The expense was mainly driven by a $16.9 million increase in the fair value of the Bookings Commitment liability, as a result of changes in the status of identified opportunities, reductions in the estimated value of identified opportunities and delays in executing management's planned sales strategy. There was a further expense due to a $1.8 million impairment loss on our investment in Innovative Oncology Business Solutions Inc. These expenses were offset by other income associated with the services performed under the transition services agreement with Allscripts.
Loss from Related Party Equity Method Investment including impairment loss

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2018	2017	2018 vs. 2017
	Amount	Amount	Amount	Percentage
Loss from related party equity method Investment including impairment loss	$(108,409)	$(50,334)	$(58,075)	115.4%
Comparison of the years ended December 31, 2017 and 2018
For the year ended December 31, 2018, loss from equity method investment increased $58.1 million compared to the prior year, from $50.3 million during the year ended December 31, 2017 to $108.4 million during the year ended December 31, 2018.

This increase was primarily due to impairment charges of $14.8 million and $80.4 million at December 31, 2018 and September 30, 2018, respectively, as a result of our determination that the fair value of our investment in NantOmics had declined below our carrying value and that this decline in value was other than temporary. The decline in the fair value of our investment in NantOmics at December 31, 2018 was primarily caused by changes in the pricing assumed in the Reseller Agreement. At September 30, 2018, the impairment was primarily caused by changes in projected GPS Cancer revenue, due to delays in our GPS Cancer revenue growth.

Our loss from equity investments in the year ended December 31, 2017 included a $36.0 million impairment charge, as a result of our determination that the fair value of our investment in NantOmics had declined below our carrying value as of June 30, 2017 and that this decline in value was other than temporary. The decline in the fair value of our investment in NantOmics was primarily caused by a change in the risk profile of our financial projections for NantOmics resulting from the delay in our GPS Cancer revenue growth.

The increase in loss from equity method investments was due to the impairment above, our pro rata share of losses from our investment in NantOmics, and the amortization of the basis difference in the investment. We report our share of NantOmics' loss and the amortization of basis difference using a one quarter lag.
Provision for (Benefits from) Income taxes

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2018	2017	2018 vs. 2017
	Amount	Amount	Amount	Percentage
Provision for (benefit from) income taxes	$(3,673)	$(2,203)	$(1,470)	66.7%
Comparison of the years ended December 31, 2017 and 2018
For the year ended December 31, 2018, the benefit from income taxes in continuing operations was $3.7 million, compared with a $2.2 million benefit for income taxes during the year ended December 31, 2017.

The 2018 tax benefit is mainly due to the Tax Cuts and Jobs Act of 2017 that allowed net operating losses generated in 2018 to be carried forward indefinitely.

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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting relating to the TCJA under Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for TCJA-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has completed its evaluation of the potential impacts of the Act of 2017 on its December 31, 2018 financial statements under the one-year measurement period provided under SAB 118. No adjustment has been recorded as there were no material changes between the provisional estimate and the final accounting for the Act.

Liquidity and Capital Resources
Sources of Liquidity

As of December 31, 2018, we had cash and cash equivalents and marketable securities of $18.3 million, compared to $61.7 million as of December 31, 2017, of which $0.1 million and $0.2 million, respectively, related to foreign subsidiaries. We believe our existing cash, cash equivalents and ability to borrow from affiliated entities will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements based upon our Chairman and CEO’s intent and ability to support our operations with additional funds as required. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet its needs sooner than planned. To date, our primary sources of capital were private placement of membership interests prior to its IPO, debt financing agreements, including the NantCapital Note, convertible notes, and our IPO.

Convertible Notes

In December 2016, we entered into a purchase agreement (the “Purchase Agreement”) with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90.0 million in aggregate principal amount of our 5.50% Convertible Senior Notes due 2021 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons pursuant to Regulation S under the Securities Act. In December 2016, we entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P., an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (“Cambridge”), to issue and sell $10.0 million in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the overallotment by the Initial Purchasers, we issued an additional $7.0 million principal amount of the Convertible Notes. The total net proceeds from this offering were approximately $102.7 million, comprised of $9.9 million from Cambridge and $92.8 million from the Initial Purchasers, after deducting of Initial Purchasers’ discount and debt issuance costs of $4.3 million in connection with the Convertible Notes offering.

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

NantCapital Notes

In January 2016, we issued the NantCapital Note to NantCapital, a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of December 31, 2018, the total advances made by NantCapital to us pursuant to the NantCapital Note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On August 8, 2018, we executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, interest payments on outstanding amounts are due on June 15 and December 15 of each calendar year. No advances have currently been made under the promissory note. The note allows us to request advances, up to a maximum commitment of $100.0 million. Advances can be requested of up to $10.0 million per calendar quarter until March 31, 2019 and following that, up to $20.0 million per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes. The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the promissory note, may not negatively deviate from board approved financial plans by more than 25%. At December 31, 2018, we were in compliance with the covenants.

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

Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

	Year Ended December 31,
	2018	2017
Cash provided by (used in):
Operating activities	$(29,632)	$(81,148)
Investing activities	(10,478)	(12,275)
Financing activities	(2,159)	(5,335)
Effect of exchange rate changes on cash and cash equivalents	(300)	65
Net decrease in cash and cash equivalents	$(42,569)	$(98,693)
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
Operating Activities
Our cash flows from operating activities have been driven by rate of revenue, billings, and collections, the timing and extent of spending to support product development efforts, and enhancements to existing services, and the timing of general and administrative expenses, and the continuing market acceptance of our solution. In addition, our net loss in the year ended December 31, 2018 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges.
Cash used in operating activities of $29.6 million in the year ended December 31, 2018 was a result of our continued investments in sales and marketing, research and development, costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the year ended December 31, 2018, $156.6 million, or 81% of our net loss of $192.2 million consisted of non-cash items, including a $108.4 million equity in net loss of a related party investment, $22.4 million of depreciation and amortization, $16.9 million increase in the fair value of the Bookings Commitment liability, $5.7 million in stock-based compensation, and $5.0 million amortization of debt discounts and deferred financing offering costs, partially offset by a $3.8 million decrease in deferred tax liabilities.
Cash used in operating activities in the year ended December 31, 2018 included a $1.7 million reduction in accounts payable, a $4.8 million reduction in accrued and other liabilities, a $3.8 million decrease in net deferred tax liabilities, a $0.6 million decrease in deferred revenue. The cash used in operating activities was offset by a $3.1 million cash inflow due to the change in other assets and liabilities, a $2.3 million decrease in prepaid expenses and other current assets, a $0.3 million decrease in inventories, and an increase of $6.0 million in related party payables, net.
Cash used in operating activities of $81.1 million in the year ended December 31, 2017 was a result of our continued significant investments in research and development, sales and marketing, and costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the year ended December 31, 2017, $102.7 million, or 59% of our net loss of $175.2 million consisted of non-cash items, including a $4.5 million in stock-based compensation, $28.1 million of depreciation and amortization, a $50.3 million equity in net loss of a related party investment, $9.6 million of loss on sale of business and dissolution of business component, $5.1 million deferred income taxes, net expense, a $0.2 million provision for accounts receivable bad debts, a $0.7 million inventory provision, $4.4 million amortization of debt discounts and deferred financing offering costs, and partially offset by a $0.3 million decrease in fair value of derivatives liability.
Cash used in operating activities in the year ended December 31, 2017 included a decrease in prepaid expenses and other current assets of $0.6 million, a $2.2 million increase in deferred implementation costs due to an increase in business activity associated with the growth of our business, $1.9 million in reduction in accounts payable, $6.3 million reduction in accrued and other liabilities, a $1.0 million decrease in deferred revenue, and a $0.3 million increase in other assets and liabilities. The cash used in operating activities was offset by a $0.2 million decrease in inventories, an increase of $2.8 million in related party payables, net, and a decrease of $0.6 million of related party receivable, net.

Investing Activities
Our primary investing activities have consisted of acquisitions to expand our features and functionality of NantHealth solutions and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure.
We used $10.5 million of cash in investing activities in the year ended December 31, 2018, primarily comprised of purchases of equipment and investments in our capitalized software.
We used $12.3 million of cash in investing activities in the year ended December 31, 2017, primarily comprised of $13.6 million of purchases of equipment and investments in our capitalized software and $0.4 million of purchases of marketable securities, partially offset by $1.7 million of cash consideration as an estimated working capital payment related to the Allscripts sale.
Financing Activities
Cash used in financing activities in the year ended December 31, 2018 of $2.1 million was due to payment to tax authorities on the employee's behalf to satisfy withholding requirements on income earned from vested shares.

Cash used in financing activities in the year ended December 31, 2017 of $5.3 million was due to payment to tax authorities on the employee's behalf to satisfy withholding requirements on income earned from vested shares.
Contractual Obligations, Commitments and Contingencies
Our principal commitments consist of obligations under our outstanding debt obligations, non-cancellable leases for our office space and certain equipment and vendor contracts to provide research services, and purchase obligations and minimum commitments under license agreements and reseller agreements. The following table summarizes these contractual obligations as of December 31, 2018 in thousands:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchasing obligations	$383,500	$2,500	$28,000	$51,000	$302,000
Long term debt obligations:
Related party promissory note	154,685	—	—	154,685	—
Related party convertible notes	10,000	—	—	10,000	—
Other convertible notes	97,000	—	—	97,000	—
Operating leases and capital leases obligations	20,528	3,201	6,435	5,959	4,933
Total Obligations	$665,713	$5,701	$34,435	$318,644	$306,933
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
New Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” of accompanying Notes to Consolidated Financial Statements for a discussion of new accounting standards.

Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet arrangements.
Related Party Transactions
See Note 18 of accompanying notes to Consolidated Financial Statements for a discussion of related party transactions.
Critical Accounting Policies and Significant Judgments and Estimates
This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Management assesses whether contracts entered into at, or near, the same time, should be combined, based on evaluation of the commercial objectives of the contracts.

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
Phantom Unit Plan
On March 31, 2015, we approved the Phantom Unit Plan. The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11.6 million minus the number of issued and outstanding Series C units. As of December 31, 2018, we had 0.6 million phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to us for any reason. Our IPO satisfied the liquidity event condition, and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of our common stock, as determined by our board of directors.
We intend to settle all vested phantom unit payments held by United States-based participants in shares of our common stock and classified these awards as equity awards in our Consolidated Balance Sheets. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued expenses on our Consolidated Balance Sheet as of December 31, 2018 and 2017. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of vested phantom units, we issue recipients a net lower number of shares of common stock to satisfy tax withholding obligations and remitted a cash payment for the related withholding taxes.

During the years ended December 31, 2018 and 2017, the Company issued 0.3 million and 0.9 million shares, respectively, of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 0.2 million and 0.5 million shares, respectively, to satisfy tax withholding obligations. The Company made a cash payment of $0.6 million and $3.1 million to cover employee withholding taxes upon the settlement of these vested phantom units during the years ended December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017 the Company also paid $0.1 million and $0.3 million, respectively, to cash-settle 16 thousand and 59 thousand vested phantom units, respectively, held by participants of the Phantom Unit Plan based outside of the United States, and to pay cash in lieu of fractional shares for vested units held by participants based in the United States.

Change in fair value of Bookings Commitment

We account for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of December 31, 2018 the estimated fair value was $16.9 million and at December 31, 2017 the fair value was estimated not to be material. We value the liability using a Monte Carlo simulation based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt in a range of 17% to 20% based on a yield curve, to calculate the fair value of the liability. The change in the fair value of the Bookings Commitment of $16.9 million for the year ended December 31, 2018 was due to changes in the status of identified opportunities, reductions in the estimated value of identified opportunities and delays in executing management's planned sales strategy.

We base our assumptions on projected financial information that we believe is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower, the fair value of the liability would increase by $2.5 million.
Change in fair value of derivative liability

We have classified the interest make-whole provision of our convertible notes due 2021 issued in December 2016 as a derivative liability that is recorded at fair value. This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our Consolidated and Combined Statements of Operations and Comprehensive Loss as a change in fair value of the derivative liability. The change in the fair value of this derivative liability of $7,000 and $0.3 million for the year ended December 31, 2018 and 2017 is due primarily to the change in the value of our common stock.
Income taxes

FASB ASC Topic 740, Income Taxes (“Topic 740”), provides the accounting treatment for uncertainty in income taxes recognized in an enterprise’s financial statements. Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017 and significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act lowers U.S. federal corporate income tax rates, changes the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect sweeping changes to U.S. taxation of international business activities. As a result, our net U.S. deferred tax assets and corresponding valuation allowances will be revalued at the new U.S. corporate rate. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on us and on holders of our common stock is uncertain and could seriously harm our business.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting relating to the TCJA under Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for TCJA-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has completed its evaluation of the potential impacts of the Act of 2017 on its December 31, 2018 financial statements under the one year measurement period provided under SAB 118. No adjustment has been recorded as there were no material changes between the provisional estimate and the final accounting for the Act.
Utilization of Net Operating Loss Carryforwards
We had federal, state and foreign income tax NOL carryforwards of approximately $395.4 million, $288.9 million and nil, respectively, available to offset taxable income in tax year 2019 and thereafter. The federal NOL's will start to expire in year 2021.

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
Qualitative matters that may impact our estimates of the fair value of our equity investment in NantOmics include assumptions regarding the timing and ramp of provider, payer and pharma adoption of genomic and RNA tests, accompanying market pricing pressures on our GPS Test and resultant impact on amounts owed by us under a reseller arrangement to NantOmics, potential success of alternate diagnostic testing solutions from competitors, regulatory impacts, technological shifts and advances in diagnostic testing for cancer, and laboratory operational matters that may impact NantOmics’ ability to deliver its services in sufficient scale.

At December 31, 2018, September 30, 2018 and June 30, 2017 as a result of our analysis of the estimated fair value of our investment, we recorded other than temporary impairments on our equity method investment in NantOmics of $14.8 million, $80.4 million and $36.0 million, respectively. It is reasonably possible that the estimate of the impairment will change in the near term if future NantOmics revenues are materially lower than expected; if future EBITDA margins are materially lower than expected; and/or, if we were to determine that the WACC used in a future discounted cash flow model would need to be significantly increased. These three estimates represent the most significant drivers of the estimated fair value of the discounted cash flow model. To demonstrate, as of December 31, 2018, while holding all other estimates in our estimated discounted cash flow model constant, a 100 basis point decline in our discrete and terminal period revenue growth rate and EBITDA margins, and a 100 basis point increase in the WACC used in the model would have resulted in increases in the other than temporary impairment of $3.7 million, $0.9 million, and $3.6 million, respectively, on our equity method investment in NantOmics.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2018, we had $18.3 million in cash and cash equivalents and marketable securities which were held for working capital purposes. Our cash and cash equivalents and marketable securities are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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
Foreign Currency Risk

We maintain offices in the United Kingdom and have selected clients in the Canada, Europe, the Middle East, Southeast Asia and United Kingdom. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2018 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Item 8. Consolidated and Combined Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of NantHealth, Inc.

Opinion of the Financial Statements
We have audited the accompanying consolidated balance sheets of NantHealth, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Los Angeles, California
March 29, 2019

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$18,305	$61,660
Accounts receivable, net	15,286	11,491
Inventories	496	839
Deferred implementation costs	—	1,960
Related party receivables, net	1,007	585
Prepaid expenses and other current assets	4,350	5,358
Total current assets	39,444	81,893
Property, plant, and equipment, net	22,978	18,517
Deferred implementation costs, net of current	—	3,951
Goodwill	115,930	114,625
Intangible assets, net	64,703	69,424
Investment in related party	40,000	156,863
Related party receivable, net of current	1,611	1,727
Other assets	1,671	2,195
Total assets	$286,337	$449,195
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,650	$3,164
Accrued and other current liabilities	13,832	18,134
Deferred revenue	16,263	10,057
Related party payables, net	4,791	4,504
Total current liabilities	36,536	35,859
Deferred revenue, net of current	6,704	7,126
Related party liabilities	17,708	11,500
Related party promissory note	112,666	112,666
Related party convertible note, net	8,378	7,947
Convertible notes, net	79,433	74,845
Deferred income taxes, net	2,437	5,838
Other liabilities	19,644	112
Total liabilities	283,506	255,893
Stockholders' equity
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 109,491,277 and 108,383,602 shares issued and outstanding at December 31, 2018 (including 1 share of restricted stock) and 2017 (including 3,490 shares of restricted stock), respectively	11	10
Additional paid-in capital	887,289	886,669
Accumulated deficit	(884,122)	(693,233)
Accumulated other comprehensive loss	(347)	(144)
Total stockholders' equity	2,831	193,302
Total liabilities and stockholders' equity	$286,337	$449,195
The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017
Revenue:
Software-as-a-service related	$65,646	$60,730
Software and hardware related	4,534	7,648
Maintenance	9,834	10,421
Total software-related revenue	80,014	78,799
Sequencing and molecular analysis	3,129	2,554
Home health care services	6,321	5,323
Total net revenue	89,464	86,676

Cost of Revenue:
Software-as-a-service related	23,691	21,939
Software and hardware related	3,335	4,749
Maintenance	924	749
Amortization of developed technologies	4,933	5,172
Total software-related cost of revenue	32,883	32,609
Sequencing and molecular analysis	8,055	6,084
Home health care services	3,331	2,829
Total cost of revenue	44,269	41,522

Gross profit	45,195	45,154

Operating Expenses:
Selling, general and administrative	70,763	74,976
Research and development	20,916	33,862
Amortization of acquisition-related assets	4,217	4,216
Total operating expenses	95,896	113,054
Loss from operations	(50,701)	(67,900)
Interest expense, net	(17,120)	(16,168)
Other (loss) income, net	(17,876)	800
Loss from related party equity method investment, including impairment	(108,409)	(50,334)
Loss from continuing operations before income taxes	(194,106)	(133,602)
Benefit from income taxes	(3,673)	(2,203)
Net loss from continuing operations	(190,433)	(131,399)
Loss from discontinued operations, net of tax	(1,719)	(43,812)
Net loss	$(192,152)	$(175,211)

Basic and diluted net loss per share
Continuing operations - common stock	$(1.74)	$(1.12)
Discontinued operations - common stock	$(0.02)	$(0.37)
Total net loss per common stock	$(1.76)	$(1.49)

Weighted average shares outstanding:
Basic and diluted - common stock	109,168,798	116,737,860

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(192,152)	$(175,211)
Other comprehensive loss, net of reclassification adjustments and taxes:
Amounts reclassified from accumulated other comprehensive loss (1)	—	(977)
Other comprehensive (loss) income from foreign currency translation	(203)	312
Comprehensive loss	$(192,355)	$(175,876)
(1) See Note 3 for a discussion of this reclassification of foreign currency translation adjustment.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2016	121,250,437	$12	$886,334	$(475,273)	$521	$411,594
Stock-based compensation expense	—	—	5,670	—	—	5,670
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,133,165	—	(5,335)	—	—	(5,335)
Retirement of stock	(15,000,000)	(2)	—	(42,749)	—	(42,751)
Other comprehensive loss	—	—	—	—	(665)	(665)
Net loss	—	—	—	(175,211)	—	(175,211)
Balance at December 31, 2017	108,383,602	10	886,669	(693,233)	(144)	193,302
Modified retrospective adjustment on adoption of ASC 606	—	—	—	1,263	—	1,263
Stock-based compensation expense	—	—	5,936	—	—	5,936
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	1,107,675	1	(2,067)	—	—	(2,066)
Assignment of NantHealth Labs, Inc.	—	—	(3,249)	—	—	(3,249)
Other comprehensive loss	—	—	—	—	(203)	(203)
Net loss	—	—	—	(192,152)	—	(192,152)
Balance at December 31, 2018	109,491,277	$11	$887,289	$(884,122)	$(347)	$2,831
The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2018 (1)	2017 (1)
Cash flows from operating activities:
Net loss	$(192,152)	$(175,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of business and dissolution of a business component	—	9,648
Provision for bad debt expense	7	220
Inventory provision	—	692
Depreciation and amortization	22,355	28,055
Loss from related party equity method investment including impairment loss	108,409	50,334
Amortization of debt discounts and deferred financing offering cost	5,018	4,417
Change in fair value of derivatives liability	(7)	(264)
Change in fair value of Bookings Commitment	16,947	—
Impairment of equity securities	1,750	—
Deferred income taxes, net	(3,769)	5,059
Stock-based compensation	5,657	4,511
Other noncash expense	219	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	406	4
Inventories	343	196
Related party receivables, net	(306)	623
Prepaid expenses and other current assets	2,270	(588)
Deferred implementation costs	48	(2,214)
Accounts payable	(1,667)	(1,852)
Accrued and other current liabilities	(4,822)	(6,321)
Deferred revenue	570	(999)
Related party payables, net	6,026	2,832
Other assets and liabilities	3,066	(290)
Net cash used in operating activities	(29,632)	(81,148)
Cash flows from investing activities:
Proceeds from sale of business, net of cash disposed	—	1,721
Assignment of NantHealth Labs, Inc., net of cash acquired (see Note 18)	68	—
Purchase of property and equipment including internal use software	(10,546)	(13,636)
Purchases of marketable securities	—	(360)
Net cash used in investing activities	(10,478)	(12,275)
Cash flows from financing activities:
Capital lease obligation payment	(93)	—
Tax payments related to stock issued, net of stock withheld, for vested phantom units	(2,066)	(5,335)
Net cash used in financing activities	(2,159)	(5,335)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(300)	65
Net decrease in cash, cash equivalents and restricted cash	(42,569)	(98,693)
Cash, cash equivalents and restricted cash, beginning of period (2)	62,010	160,703
Cash, cash equivalents and restricted cash, end of period (2)	$19,441	$62,010

NantHealth, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2018	2017 (1)
Supplemental disclosure of cash flow information:
Interest paid	$(5,885)	$(5,778)
Interest received	13	63
Noncash investing and financing activities:
Noncash consideration (common stock) from sale of Business (Note 3) and subsequent retirement of stock	—	42,749
Purchases of property and equipment (including internal use software)	(529)	(759)
Assignment of NantHealth Labs, Inc. (see Note 18)	(8,956)	—
(1) The statement for 2017 includes provider/patient engagement solutions business.
(2) Cash and cash equivalents included restricted cash of $350 and $1,136 at December 31, 2017 and December 31, 2018, respectively, and $350 at December 31, 2016.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 1 Description of Business and Basis of Presentation
Nature of Business
Nant Health, LLC was formed on July 7, 2010, as a Delaware limited liability company. On June 1, 2016, Nant Health, LLC converted into a Delaware corporation (the “LLC Conversion”) and changed its name to NantHealth, Inc. (“NantHealth”). NantHealth, together with its subsidiaries (the “Company”), is a healthcare IT company converging science and technology. The Company works to transform clinical delivery with actionable clinical intelligence at the moment of decision, enabling clinical discovery through real-time machine learning systems. The Company markets certain of its solutions as a comprehensive integrated solution that includes our molecular sequencing and analysis services, clinical decision support, and payer engagement solutions. The Company also markets molecular sequencing and analysis services, clinical decision support, payer engagement and connected care solutions. NantHealth is a majority-owned subsidiary of NantWorks, LLC (“NantWorks”), which is a subsidiary of California Capital Equity, LLC (“Cal Cap”). The three companies were founded by and are led by Dr. Patrick Soon-Shiong.

On August 25, 2017, the Company sold substantially all of the assets of the Company's provider/patient engagement solutions business. The sale enabled the Company to focus on its core competencies of genomic sequencing, clinical decision support, connected care, and payer engagement.
As of December 31, 2018, the Company conducted the majority of its operations in the United States, the United Kingdom, Singapore and Canada.
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the financial statements of NantHealth and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

The results of operations of the entities disposed of are included in the Consolidated Financial Statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations.
The Consolidated Financial Statements for the year ended December 31, 2017 have been derived from the audited Consolidated Financial Statements at that date, without retrospective application of ASC 606, Revenue from Contracts with Customers. The adoption of ASC 606 led to the treatment of certain products and services being accounted for as a single performance obligation. As a result, the Company changed the names of several of its reported revenue categories. Software and hardware has become Software and hardware related, Software-as-a-service has become Software-as-a-service related, and Other services has become Home health care services. Classification in prior periods has been conformed to the current period presentation.
The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. The Company believes its existing cash, cash equivalents and ability to borrow from affiliated entities will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements based upon the Company’s Chairman and CEO’s intent and ability to support the Company’s operations with additional funds as required. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital were private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“NantCapital”), convertible notes, and its IPO.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 2 Summary of Significant Accounting Policies
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
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts continue to be reported in accordance with the Company’s historic accounting under ASC 605 and ASC 985-605, which are described below.
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
On implementing ASC 606, the Company concluded that its accounts receivable should be reported separately from deferred revenue. Therefore, the outstanding and unpaid invoices for undelivered services are not excluded from accounts receivable. This led to an increase of $5,247 in accounts receivable and a corresponding increase in deferred revenue at January 1, 2018.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

This table summarizes the impact on the Company’s consolidated financial statements due to the adoption of ASC 606:

	As Reported December 31, 2017	Adjustments due to ASC 606	Balance as at January 1, 2018
Balance Sheet
Accounts receivable, net	$11,491	$5,247	$16,738
Deferred implementation costs, current	1,960	(1,960)	—
Prepaid expenses and other current assets	5,358	1,117	6,475
Property, plant, and equipment, net	18,517	5,827	24,344
Deferred implementation costs, net of current	3,951	(3,949)	2
Other assets	2,195	562	2,757
Deferred revenue, current	10,057	3,184	13,241
Deferred revenue, net of current	7,126	2,030	9,156
Deferred income taxes	5,838	367	6,205
The impact of the adoption of ASC 606 as of December 31, 2018 is presented here:

	As of December 31, 2018
	As Reported	Adjustments due to ASC 606	Without new Revenue Standard
Balance Sheet
Accounts receivable, net	$15,286	$(5,659)	$9,627
Deferred implementation costs, current	—	2,830	2,830
Prepaid expenses and other current assets	4,350	(666)	3,684
Property, plant, and equipment, net	22,978	(5,961)	17,017
Deferred Implementation costs, net of current	—	3,322	3,322
Other assets	1,671	(498)	1,173
Deferred revenue, current	16,263	(2,404)	13,859
Deferred revenue, net of current	6,704	(529)	6,175
Deferred income taxes	2,437	(72)	2,365
The impact of the adoption of ASC 606 during the year ended December 31, 2018 is presented here:

	Year Ended December 31, 2018
	As Reported	Adjustments due to ASC 606	Without new Revenue Standard
Statement of Operations
Total net revenue	$89,464	$(2,255)	$87,209
Cost of revenue	44,269	(108)	44,161
Operating expenses	95,896	302	96,198
Benefit from income taxes	(3,673)	225	(3,448)

The Company's accounting policies under the new standard are applied prospectively and are noted below.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Revenue Recognition under ASC 605
Revenue represents the consideration received or receivable from clients for solutions and services provided by the Company. The Company’s revenue is generated from the following sources:

•
Software-as-a-service (“SaaS”) related - SaaS revenue is generated from clients’ access to and usage of the Company’s hosted software solutions on a subscription basis for a specified contract term, which is usually monthly. In SaaS arrangements, the client cannot take possession of the software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period.

•
Software and hardware related - Software and hardware revenue is generated from the sale of the Company’s software, on either a perpetual or term license basis, and the sale of hardware. The software is installed on the client’s site or the client’s designated vendor’s site and is not hosted by the Company or by a vendor contracted by the Company. The Company also sells third-party software and hardware to its clients. Software and hardware related revenue also includes revenue from professional services provided that are generally complementary to the software and may or may not be required for the software to function as desired by the client. The services are generally provided in the form of training and implementation services during the software license period and do not include post contract client support.

•
Maintenance - Maintenance revenue includes ongoing post contract client support (“PCS”) or maintenance during the paid PCS term. Additionally, PCS includes ongoing development of software updates and upgrades provided to the client on a when and if available basis.

•
Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by the process of performing sequencing and analysis of whole genome DNA (or whole exome DNA based on tissue quantity and quality), RNA and proteomic results under the Company's reseller agreement with NantOmics, LLC ("NantOmics") (see Note 18).

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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
Cost of Revenue under ASC 605
Cost of revenue includes associate salaries, bonuses and benefits, stock-based compensation, consultant costs, direct reimbursable travel expenses, depreciation related to software developed for internal use and other direct engagement costs associated with the design, development, sale and installation of systems, including system support and maintenance services for clients. System support includes ongoing client assistance for software updates and upgrades, installation, training and functionality. All service costs except deferred implementation costs are expensed when incurred. Amortization of deferred implementation costs are also included in cost of revenue. Cost of revenue associated with each of the Company’s revenue sources consists of the following types of costs:

•
Software-as-a-service related - SaaS cost of revenue includes personnel-related costs, amortization of deferred implementation costs and other direct costs associated with the delivery and hosting of the Company's subscription services.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

•
Software and hardware related - Software and hardware cost of revenue includes third-party software and hardware costs directly associated with solutions, including purchasing and receiving costs. It also includes personnel-related, amortization of deferred implementation costs and other direct costs associated with the Company’s software training and implementation services provided to our clients.

•	Maintenance - Maintenance cost of revenue includes personnel-related costs and other direct costs associated with the ongoing support or maintenance provided to the Company’s clients.

•
Sequencing and molecular analysis - Sequencing and molecular analysis cost of revenue includes (a) personnel-related costs associated with these services and (b) amounts due to NantOmics under the reseller agreement (see Note 19) for the sequencing and analysis of whole genome DNA (or whole exome DNA based on tissue quantity and quality), RNA, and proteomic results.

•
Home health care services - Home health care services cost of revenue includes personnel and direct expenses relating to the Company’s nursing and therapy services provided to patients in a home care setting.

Revenue Recognition under ASC 606

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

•
Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and analysis of whole genome DNA (or whole exome DNA based on tissue quantity and quality), RNA, and/or proteomic testing under the Company's reseller agreement with NantOmics, and from blood samples via its liquid/blood-based tumor profiling platform through the Company’s subsidiary, NantHealth Labs, Inc. ("NantHealth Labs", formerly Liquid Genomics, Inc.) (see Note 18). Revenue is recognized at a point in time, when reports of results are transferred to the ordering physician or institution, or when cash is received as described below; or ratably over time for the period of a stand-ready obligation to provide blood-based tumor profiling services.

The Company's sequencing and molecular analysis revenue is primarily generated from payments received from commercial third party payers, hospitals and other provider networks and patients. The Company reports revenue from arrangements with these customers on a gross basis in accordance with ASC 606. When reports are transferred to the ordering physician or institution, but the Company cannot conclude whether there is a contract with a customer, based on the assessment of collectibility, revenue recognition is deferred until non-refundable payment is received or payment is considered probable.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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

Management assesses whether contracts entered into at, or near, the same time, should be combined, based on evaluation of the commercial objectives of the contracts.

As of December 31, 2018, the Company has allocated a total transaction price of $15,666 to unfulfilled performance obligations that are expected to be fulfilled within three years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

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

Standalone selling prices (“SSP”) are required to be allocated and revenue recognized for each distinct performance obligation within each contract. The SSP for each performance obligation is determined by considering contracts in which the good or service is sold separately and other factors, including market conditions and the Company’s experience selling similar goods and services, as well as costs and margins achieved. In some cases, to estimate the SSP, the Company first estimates the selling price of each performance obligation for which an SSP is observable and then estimates the SSP of the remaining performance obligation as the residual contractual amount.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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
Contract Balances

The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. There were revenues of $13,518 recognized during the year ended December 31, 2018, that were included in the deferred revenue balance at the beginning of the year.

Contract assets are recognized when a contractual performance obligation has been satisfied, but payment is not due until the completion of additional performance obligations, or the right to receive payment becomes unconditional. Contract assets reduced to $434 at December 31, 2018 from $796 at January 1, 2018, due to payments from customers.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $1,163 at December 31, 2018 and $866 at January 1, 2018, and amortization during the year ended December 31, 2018 was $605.

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
Cost of Revenue under ASC 606

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

•
Software and hardware related - Software and hardware related cost of revenue includes third-party software and hardware costs directly associated with solutions, including purchasing and receiving costs, and includes direct costs associated with the Company’s software implementation services provided to our customers. Software and hardware related cost of revenue also includes hardware costs directly related to bringing manufactured products to their final selling destination, including costs of design and compliance for proprietary hardware products.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

•	Maintenance - Maintenance cost of revenue includes personnel-related costs and other direct costs associated with the ongoing support or maintenance provided to the Company’s clients.

•
Sequencing and molecular analysis - Sequencing and molecular analysis cost of revenue includes (a) personnel-related costs associated with these services, (b) amounts due to NantOmics under the reseller agreement (see Note 18) for the sequencing and analysis of whole genome DNA (or whole exome DNA based on tissue quantity and quality), RNA, and proteomic results, and (c) lab supply and equipment costs from processing blood samples via its liquid/blood-based tumor profiling platform. It also includes depreciation of internal use software.

•
Home health care services - Home health care services cost of revenue includes personnel-related, as well as direct expenses relating to the Company’s nursing and therapy services provided to patients in a home care setting.

Selling, General and Administrative Expenses
Selling, general and administrative expense consists primarily of shared service fees from NantWorks, personnel-related expenses for our sales and marketing, finance, legal, human resources, and administrative associates, stock-based compensation, and advertising and marketing promotions of NantHealth solutions. This includes amortization of deferred commission costs. It also includes trade show and event costs, sponsorship costs, as well as legal costs, consulting and professional fees, insurance and other corporate and administrative costs. Advertising costs are expensed as incurred.
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
The Company has elected to account for forfeitures when they occur. Cash paid by the Company when directly withholding shares for tax withholding purposes is classified as a financing activity in the Consolidated Statements of Cash Flows (see Note 14 and Note 16).

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Change in Fair Value of Derivative Liability
The Company has classified the interest make-whole provision of its convertible notes and related party convertible note due June 2021 and issued in December 2016 as a derivative liability as part of other liabilities and related party liabilities, respectively, in the Consolidated Balance Sheets and is recorded at fair value. This derivative liability is subject to re-measurement at each balance sheet date, and the Company recognizes any change in fair value in the Company's Consolidated Statements of Operations as a change in fair value of the derivative liability. The change in the fair value of this derivative liability is primarily due to the change in the value of the Company's common stock (see Note 13).
Change in Fair Value of Bookings Commitment
The Company has classified the Bookings Commitment assumed on the disposal of the provider/patient engagement solutions business described in Note 3 as part of other liabilities in the Consolidated Balance Sheets. This liability is subject to re-measurement at each balance sheet date, and the Company recognizes any changes in fair value within other expenses. The change in the fair value of this liability is primarily due to changes in management's estimates of performance against the Bookings Commitment.
Income Taxes
The Company records the federal and state tax provision of the consolidated group and foreign tax provision of its foreign subsidiaries.

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

As part of the process of preparing our Consolidated Financial Statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which the Company conducts business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in the Company's Consolidated Balance Sheets. The Company then evaluates on a periodic basis the probability that the net deferred tax assets will be recovered and therefore realized from future taxable income and to the extent the Company believes that recovery is not more likely than not, a valuation allowance is established to address such risk resulting in an additional related provision for income taxes during the period.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Foreign Currency Translation
 The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in the United Kingdom, Canada and Singapore. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized.
Segment Reporting
The chief operating decision maker for the Company is its Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results, or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company operates in one reportable segment.
Business Combinations
Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Management routinely monitors the factors impacting the acquired assets and liabilities. Transaction related costs are expensed as incurred. The operating results of the acquired business are reflected in the Company’s Consolidated Financial Statements as of the acquisition date.
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

The Company's investment securities as of December 31, 2018 include certificates of deposit that are classified by management as held-to-maturity since the Company has the positive intent and ability to hold to maturity. The fair value of these investments approximate carrying values, and the Company has classified these instruments as Level 2 in the fair value hierarchy.

The Company's fair value estimate of the Bookings Commitment and convertibles notes and interest make-whole provision of the convertible notes are based on Level 3 inputs.
Cash and Cash Equivalents
The Company considers all unrestricted, highly liquid investments with an initial maturity of three months or less to be cash equivalents. These amounts are stated at cost, which approximates fair value. At December 31, 2018 and 2017, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. Cash and cash equivalents are maintained at stable financial institutions, generally at amounts in excess of federally insured limits, which represents a concentration of credit risk. The Company has not experienced any losses on deposits of cash and cash equivalents to date.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectibility of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each client to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against bad debt expense when identified.

Prior to the adoption of ASC 606, the Company reported accounts receivable net of amounts related to post contract client support (“PCS”) and other services that were billed but not yet delivered at each period end.
Concentrations of Risk
The following table summarizes the number of customers that individually comprise greater than 10% of revenues and/or 10% of accounts receivable, and their aggregate percentages of total revenues and total billed and unbilled accounts receivable:

Period	Significant Customers	Percentage of Total Revenues					Percentage of Total Accounts Receivable
		A	B	C	D	E	A	B	C	D	E
Year Ended December 31, 2018	4	15.2%	12.4%	11.6%	—%	—%	—%	—%	11.6%	10.8%	—%
Year Ended December 31, 2017	5	14.1%	11.0%	—%	—%	—%	—%	15.7%	18.1%	11.3%	10.1%
Inventories
Inventories are stated at the lower of cost (first-in, first out basis) and net realizable value at December 31, 2018 and 2017.
Insurance Recoveries
The Company records probable insurance recoveries gross of related liabilities. The income and expense related to these amounts are recorded net in selling, general and administrative expenses. If the recoveries exceed the loss recognized in the financial statements, such recoveries are recorded in other income, net once any contingencies relating to the insurance claim have been resolved.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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
The determination of fair value of a reporting unit is based on a combination of a market approach that considers the Company's market capitalization and an income approach that uses discounted cash flows for the Company's single reporting unit utilizing Level 3 inputs. Under the income approach, the Company determines the fair value based on the present value of the most recent income projections for its single reporting unit and calculates a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new solution introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions based on historical experience, expectations of future performance, and the expected economic environment. Estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on judgment of the rates that would be utilized by a hypothetical market participant.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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
Deferred Revenue
The Company records deferred revenue when it receives cash from clients prior to meeting the applicable revenue recognition criteria. The Company uses judgment in determining the period over which the deliverables are recognized as revenue. As of December 31, 2018 and 2017, current and non-current deferred revenue are comprised of deferrals for fees related to software licenses, SaaS arrangements, PCS services, non-PCS services and other revenue. Non-current deferred revenue as of December 31, 2018 is expected to be recognized in a period more than 12 months after that date.
Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standard Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, associated with the recognition and measurement of financial assets and liabilities. During the first quarter of 2018, the FASB issued further clarifications with the issuance of ASU No. 2018-03, effective for fiscal years beginning after December 15, 2017 and interim periods beginning after June 15, 2018, and ASU No. 2018-04, effective upon issuance. The Company adopted ASU No. 2018-03 and ASU No. 2018-04 effective January 1, 2018 concurrently with ASU No. 2016-01. ASU No. 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU No. 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) are applied prospectively to equity investments that exist as of the date of adoption. Effective January 1, 2018, the Company elected to record its preferred stock equity investment in Innovative Oncology Business Solutions, Inc. (“IOBS”), which does not have a readily determinable fair value using the alternative method. Adoption of these ASUs did not have a material effect on the Company’s accounting for equity investments, fair value disclosures and other disclosure requirements.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Also, effective January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. ASU No. 2016-18 requires that the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities are required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Prior periods were retrospectively adjusted to conform to the current period’s presentation. There was no material impact on the Company’s Consolidated Statements of Cash Flows on adoption of these ASUs.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to ASU No. 2017-09, an entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award date is modified. ASU No. 2017-09 became effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption was permitted, including adoption in any interim period for which financial statements had not yet been issued or made available for issuance. The amendments of this ASU should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU No. 2017-09 in the beginning in the first quarter of 2018. If the Company encounters a change to the terms or conditions of any of its share-based payment awards, the Company will evaluate the need to apply modification accounting based on the new guidance. The general treatment for modifications of share-based payment awards is to record the incremental value arising from the change as additional compensation cost. The adoption of this ASU did not result in a significant impact to the Company's Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission ("SEC") did not have, nor are believed by management to have, a material impact on the Company's present or future Consolidated Financial Statements.
Upcoming Accounting Standard Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles, Goodwill and Other, Internal-Use Software, to provide guidance on customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard provides guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor, i.e. a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This updated will become effective for annual periods beginning January 1, 2020, early adoption is permitted and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is still evaluating the impact of this ASU.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to simplify accounting for non-employee stock-based compensation. Upon adoption of ASU No. 2018-07, in most cases expense recognition for non-employee stock compensation will be in line with employee stock compensation, using a grant date fair value, without periodic revaluation. This update will become effective beginning in the first quarter of 2019, and early adoption is permitted. The Company is still evaluating the impact of this ASU.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of ASU No. 2017-04, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This ASU will become effective for the Company's annual and interim goodwill impairment tests beginning in the first quarter of 2020, and early adoption is permitted. The Company is still evaluating the impact of this ASU.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. ASU No. 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Company is evaluating the potential effects of the adoption of this guidance on the Company's Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is aimed at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for interim and annual reporting periods beginning with the year ending December 31, 2019. Early adoption is permitted.

The Company expects that this guidance will have a material impact on the Consolidated Balance Sheets when adopted at January 1, 2019. However, it is not expected to have a material impact on the Consolidated Statements of Operations. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide a new transition method. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to use this transition method. On adoption, the Company will elect the package of transition practical expedients and therefore will not: reassess whether expired or existing contracts are or contain leases; reassess the lease classification of expired or existing leases; reassess initial direct costs for any existing leases. On adoption, the Company expects to make an accounting policy election to treat colocation facilities with lease terms of less than one year as short-term leases. The Company is implementing new business processes and controls around the review of lease agreements, including processes to track information relevant to new disclosures. The Company has analyzed its lease portfolio and prepared calculations of the modified retrospective impact to its Consolidated Financial Statements. The most significant impact of adoption will relate the recognition of right of use assets and lease liabilities, in relation to operating leases of office space, the Company expects to recognize material right of use assets and lease liabilities. There will be no impact on retained earnings or the Consolidated Statement of Operations upon adoption. The Company will update its accounting policies to comply with Topic 842 in the first quarter of 2019.
Note 3 Discontinued Operations
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

Allscripts conveyed to the Company 15,000,000 shares of Company's common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the acquired Business upon Disposition. Allscripts paid the Company $1,742 of cash consideration as an estimated working capital payment, and the Company recorded a receivable of $1,021 related to final working capital adjustments. The Company is also responsible for paying Allscripts for fulfilling certain customer service obligations of the Business post-closing. As of December 31, 2018, the Company accrued $1,372 in accrued and other current liabilities for these obligations, which includes estimates for certain unresolved items.

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70%of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of December 31, 2018, the estimated fair value was $16,947. The fair value was estimated not to be material as of December 31, 2017 (see Note 12).

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

During the years ended December 31, 2018 and December 31, 2017, the Company recorded other income of $465 and $348, respectively, associated with the services under the transition services agreement.

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

The operating results of the Company's discontinued operations are as follows:

	Year Ended December 31,
	2018	2017
Major line items constituting loss from discontinued operations
Net revenue	—	7,619
Cost of revenue	—	16,318
Selling, general and administrative	1,719	8,891
Research and development	—	7,571
Amortization of software license and acquisition-related assets	—	1,978
Other expense (income)	—	134
Loss from sale of Business	—	10,508
Gain from dissolution of a business component	—	(860)
Loss from discontinued operations, before income taxes	(1,719)	(36,921)
Provision for income taxes	—	6,891
Loss from discontinued operations, net of income taxes	(1,719)	(43,812)

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

The significant operating and investing cash and noncash items of the discontinued operations included in the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
Depreciation and amortization from discontinued operations	$—	$8,829
Loss from sale of Business	—	10,508
Proceeds from sale of Business	—	1,721
Capital expenditures	—	4,673

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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
Note 4 Accounts Receivable, net
Previously, accounts receivable, net excluded amounts related to post contract client support (“PCS”) and other services that were billed but not yet delivered at each period end. These undelivered services were also excluded from the deferred revenue balances on the accompanying Consolidated Balance Sheets. The amount of outstanding and unpaid invoices excluded from both the accounts receivable and deferred revenue balances as of December 31, 2017 was $6,198. Due to the implementation of ASC 606, outstanding and unpaid invoices for undelivered services are included in accounts receivable at December 31, 2018.

Accounts receivable are included on the Consolidated Balance Sheets net of the allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts for the years ended December 31, 2018 and 2017 is as follows:

	Balance at beginning of the period	Additions to expense	(Write offs) / Recoveries	Balance at end of the period
Year ended December 31, 2018	$149	37	(23)	$163
Year ended December 31, 2017	$70	79	—	$149

Note 5 Inventories
Inventories as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Finished goods	$496	$839
Inventories	$496	$839

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 6 Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Prepaid expenses	$1,485	$2,791
Restricted cash (1)	—	350
Other current assets	2,865	2,217
Prepaid expenses and other current assets	$4,350	$5,358

(1) Additional $1,136 of non-current restricted cash as of December 31, 2018 is included in the Company’s Consolidated Balance Sheets as part of Other assets. Restricted cash relates to compensating balances against letters of credit, with an equal maximum credit availability, provided to lessors under operating lease agreements.

Accrued and other current liabilities of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Payroll and related costs	$5,803	$7,051
NaviNet acquisition accrued earnout	1,700	5,408
Other accrued and other current liabilities	6,329	5,675
Accrued and other current liabilities	$13,832	$18,134
Note 7 Property, Plant and Equipment, net
Property, plant and equipment, net as of December 31, 2018 and 2017 consisted of the following:

		December 31,
	Useful life (in years)	2018	2017
Computer equipment and software	3-5	$14,058	$13,998
Furniture and equipment	5-7	3,732	3,211
Leasehold and building improvements (1)		7,450	4,233
Property, plant, and equipment, excluding internal use software		25,240	21,442
Less: Accumulated depreciation and amortization		(17,884)	(15,248)
Property, plant and equipment, excluding internal use software, net		7,356	6,194
Construction in progress, internal use software		903	629
Internal use software	3	31,565	17,690
Less: Accumulated depreciation and amortization, internal use software		(16,846)	(5,996)
Internal use software, net		15,622	12,323
Property, plant and equipment, net		$22,978	$18,517

(1) Useful lives for leasehold and building improvements represent the term of the lease or the estimated life of the related improvements, whichever is shorter.

Depreciation expense from continuing and discontinued operations was $12,643 and $12,363 for the years ended December 31, 2018 and 2017, respectively, of which $9,189 and $5,792, respectively, related to internal use capitalized software development costs.

Amounts capitalized to internal use software related to continuing operations for the years ended December 31, 2018 and 2017 were $6,690 and $7,333, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 8 Intangible Assets, net
The Company’s definite-lived intangible assets as of December 31, 2018 and 2017 consisted of the following:

	December 31, 2018
	Customer Relationships	Developed Technologies	Trade Name	Total
Gross carrying amount	$52,000	$36,700	$3,000	$91,700
Accumulated amortization	(10,400)	(14,347)	(2,250)	(26,997)
Intangible assets, net	$41,600	$22,353	$750	$64,703

	December 31, 2017
	Customer Relationships	Developed Technologies	Trade Name	Total
Gross carrying amount	$52,000	$32,000	$3,000	$87,000
Accumulated amortization	(6,933)	(9,143)	(1,500)	(17,576)
Intangible assets, net	$45,067	$22,857	$1,500	$69,424

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing and discontinued operations was $9,150 and $15,692 for the years ended December 31, 2018 and 2017, respectively.
The estimated future intangibles amortization expense over the next five years and thereafter for the intangible assets that exist as of December 31, 2018 is as follows:

Amounts
2019	$9,150
2020	8,400
2021	8,400
2022	8,400
2023	3,828
Thereafter	26,525
Total future intangibles amortization expense	$64,703
Note 9 Goodwill
Goodwill as of December 31, 2018 and 2017 was $115,930 and $114,625, respectively, net of goodwill allocated to discontinued operations of $16,444. The value of goodwill associated with the discontinued operations was based on the relative fair value of the Business disposed to the total reporting unit as of August 25, 2017 (see Note 3).

On February 28, 2018, the Company recognized $1,305 of goodwill related to the assignment of NantHealth Labs (see Note 18).

Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized but is tested for impairment annually as of October 1 or between annual tests when an impairment indicator exists.
Note 10 Investments
Equity method investment
Investment in NantOmics

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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

At December 31, 2018, September 30, 2018 and June 30, 2017, the Company determined that other-than-temporary-impairments of $14,768, $80,444 and $35,991, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill and intangible assets. The decline in fair value at December 31, 2018 was primarily caused by altered pricing assumptions for the reseller agreement between the Company and NantOmics. The declines in fair value at September 30, 2018 and June 30, 2017 were primarily caused by changes in projected GPS Cancer revenue, due to delays in the Company’s GPS Cancer revenue growth and changes in the risk profile of the financial projections for NantOmics. The Company based its financial projections on information that the Company believed was reasonable; however, actual results may differ materially from those projections. The other than temporary impairments were based on judgments and estimates that were forward looking in nature and it is reasonably possible that the estimate of the impairments of the equity method investment in NantOmics will change in the near term due to the following: actual NantOmics cash distribution is materially lower than expected, significant adverse changes in NantOmics' operating environment, increase in the discount rate, and changes in other key assumptions. Risks and uncertainties are related to assumptions regarding future financial performance, commercial acceptance of product and service offerings, risk of reimbursement for the Company’s sequencing and molecular analysis solution, developments in the healthcare and molecular diagnostics industry, NantOmics' ability to integrate its business acquisitions, regulatory risks, and other general business risks including unanticipated adverse changes in NantOmics' operating environment.

On February 28, 2018, the Company transferred 9,088,362 of the Series A-2 units to NantOmics as consideration for the assignment of NantHealth Labs, Inc. (see Note 18). An additional 564,779 units were transferred from the Company to NantOmics by May 31, 2018. This reduced NantHealth's ownership of NantOmics to approximately 13.58%.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. For the years ended December 31, 2018 and 2017, the Company recognized losses of $108,409 and $50,334, respectively, related to this investment.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company used the following summarized financial information for NantOmics for the trailing twelve months ended September 30, 2018 and September 30, 2017 to record its equity investment method losses for the years ended December 31, 2018 and 2017, respectively:

	Trailing Twelve Months Ended
	September 30, 2018	September 30, 2017
Sales	5,817	7,103
Gross loss	(8,528)	(7,167)
Loss from operations	(45,481)	(48,989)
Impairments on equity	(19,976)	—
Net loss	(61,031)	(57,958)
Net loss attributable to NantOmics	(59,622)	(54,784)
Other comprehensive loss	(4,291)	—
Other investments
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

As of December 31, 2018 and 2017, IOBS was considered a variable interest entity. The Company is not the primary beneficiary of IOBS because it only has the right to elect two of five directors. All major decisions of IOBS require the majority vote by the members of the board of directors, including decisions made to manage the business including hiring and firing of officers and other critical management functions. Therefore, the Company does not consolidate IOBS.

During July 2018, the management of IOBS informed their board of directors that a transition plan had been agreed to migrate all current customers of the company to a business partner, as IOBS was unable to profitably serve those customers. The management of IOBS continues to seek ways to monetize the intellectual property held by the company, but future cash flows are uncertain. Therefore, the Company concluded that the investment in IOBS was impaired as of June 30, 2018. Given the level of uncertainty on future cash flows and the limited assets of IOBS available for distribution, the Company concluded the fair value of the investment was zero as of June 30, 2018 and recognized an impairment charge of $1,750 in other expenses, net. No other arrangements exist that could require the Company to provide additional financial support or otherwise expose the Company to a loss.
Note 11 Convertible Notes
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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
As of December 31, 2018, the remaining life of the Convertible Notes is approximately 36 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Consolidated Balance Sheets as of December 31, 2018 and 2017:

	Related party	Others	Total
Balance as of December 31, 2018
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,622)	(17,567)	(19,189)
Net carrying amount	$8,378	$79,433	$87,811
Balance as of December 31, 2017
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(2,053)	(22,155)	(24,208)
Net carrying amount	$7,947	$74,845	$82,792

The following table sets forth the Company's interest expense incurred for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018			2017
	Related party	Others	Total	Related party	Others	Total
Coupon interest expense	$550	$5,335	$5,885	$550	$5,335	$5,885
Amortization of debt discounts	420	4,020	4,440	373	3,536	3,909
Amortization of deferred financing offering costs	11	568	579	10	499	509
Total convertible notes interest expense	$981	$9,923	$10,904	$933	$9,370	$10,303
Note 12 Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 consisted of the following:

	December 31, 2018
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$18,306	$18,306	$—	$—
Assets - Held-to-maturity securities	1,136	—	1,136	—
Liabilities - Bookings Commitment	16,947	—	—	16,947
Liabilities - Interest make-whole derivative	—	—	—	—

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2017
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets - Cash equivalents	$57,683	$57,683	$—	$—
Assets - Held-to-maturity securities	361	—	361	—
Liabilities - Interest make-whole derivative	7	—	—	7
Liabilities - Bookings Commitment	—	—	—	—

The Company’s intangible assets and goodwill are initially measured at fair value and any subsequent adjustment to the initial fair value occurs only if an impairment charge is recognized. The fair values of the Company’s cash equivalents (consisting of mainly money market accounts) are based on quoted market prices in active markets with no valuation adjustment.
The Company's investment securities as of December 31, 2018, and 2017 include certificates of deposit. The fair value of these investments approximate carrying values, and the Company has classified these instruments as Level 2 in the fair value hierarchy.
Level 3 Inputs
Convertible Note derivative liability
In December 2016, the Company issued $107,000 in aggregate principal amount of Convertible Notes due December 15, 2021, of which $10,000 issued to a related party (see Note 11). The Convertible Notes include an interest make-whole feature whereby if a noteholder converts any of the Convertible Notes one year after the last date of original issuance of the Convertible Notes, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present values of the scheduled payments, computed using a discount rate equal to 2.0%, of interest that would have been made on the Convertible Notes to be converted had such Convertible Notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the Convertible Notes had not been so converted. The Company may pay any interest make-whole payment either in cash or in shares of its common stock, at the Company’s election as described in the Indenture. The Company has determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in the Company's Consolidated Balance Sheet, with subsequent changes to fair value recorded through earnings at each reporting period on the Company's Consolidated Statements of Operations as change in fair value of derivative liability.
The fair value of the derivative liability includes the estimated volatility and risk free rate. The higher/lower the estimated volatility, the higher/lower the value of the liability. The higher/lower the risk free interest rate, the higher/lower the value of the liability.
Bookings Commitment
The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business (see Note 3), using a Monte Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt in a range of 17% to 20% based on a yield curve, to calculate the fair value of the liability. The change in fair value is recorded as an unrealized gain or loss through earnings within other (loss) income, net, in the Company's Consolidated Statements of Operations.
The fair value of the Bookings Commitment is dependent on management's estimate of the probability of success on individual opportunities and the cost of debt applied in discounting the liability. The higher the probability of success on each opportunity, the lower the fair value of the Bookings Commitment liability. The lower the cost of debt applied, the higher the value of the liability.

The fair market value for level 3 securities may be highly sensitive to the use of unobservable inputs and subjective assumptions. Generally, changes in significant unobservable inputs may result in significantly lower or higher fair value measurements.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the years ended December 31, 2018 and 2017:

	December 31, 2017	Additions	Change in fair value	December 31, 2018
Interest make-whole derivative - related party and others	7	—	(7)	—
Bookings Commitment	—	—	16,947	16,947
	$7	$—	$16,940	$16,947

	December 31, 2016	Additions	Change in fair value	December 31, 2017
Interest make-whole derivative liability:
Related party	$25	$—	$(25)	$—
Others	246	—	(239)	7
	$271	$—	$(264)	$7

As of December 31, 2018, the estimated fair value and carrying value of the Company's Convertible Notes were:

	Fair value	Carrying value	Face value
5.5% convertible senior notes due December 15, 2021:
Balance as of December 31, 2018
Related party	$5,879	$8,378	$10,000
Others	57,031	79,433	97,000
	$62,910	$87,811	$107,000
Balance as of December 31, 2017
Related party	$7,327	$7,947	$10,000
Others	71,076	74,845	97,000
	$78,403	$82,792	$107,000

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
Note 13 Commitments and Contingencies
The Company's principal commitments consist of obligations under its outstanding debt obligations, noncancelable leases for its office space and certain equipment and vendor contracts to provide research services, and purchase obligations under license agreements and reseller agreements.
Lease Arrangements
The Company leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of December 31, 2018 and 2017, the Company had no material capital leases and the remaining lives of its operating leases ranged from one to six years, certain operating leases include extension options at then current market rates.

Rental expense associated with operating leases is charged to expense on a straight-line basis and is included in the Consolidated Statements of Operations. For the years ended December 31, 2018 and 2017, the rental expense from continuing and discontinued operations was charged to selling, general and administrative expense in the amount of $3,930 and $4,513 respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of December 31, 2018, the Company’s future minimum rental commitments under its noncancelable operating leases are as follows:

Amounts
2019	$3,201
2020	3,292
2021	3,143
2022	3,184
2023	2,775
Thereafter	4,933
Total minimum rental commitments	$20,528
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
Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s initial public offering registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with our founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. In September 2018, the lead plaintiffs filed a motion for certification of two plaintiff classes. The Company believes that the claims lack merit and intend to vigorously defend the litigation.
In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Retirement Fund v. NantHealth, Inc., BC 662330. The parties have agreed to stay the case until the next case management conference, scheduled for September 17, 2019. The Company believes that the claims lack merit and intends to vigorously defend the litigation.
  In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB-were filed in the Delaware Court of Chancery.  The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora, but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint.  On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint. In January 2019, the defendants filed their opening brief in support of the motion to dismiss the amended complaint. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

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

The monetary and other impact of these actions may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant and divert management's attention. The Company cannot provide assurance that it will prevail in these lawsuits. If the Company is ultimately unsuccessful in these matters, the Company could be required to pay substantial amounts which might materially adversely affect its business, operating results and financial condition.
Real Estate Litigation
On March 9, 2018, PayPal, Inc. (“PayPal”) commenced an action against the Company in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts, for Suffolk County. The action was originally captioned PayPal, Inc. v. NantHealth, Inc., Civil Action No. 18-0780-E. On April 10, 2018, the Superior Court transferred the case to its Business Litigation Section, where it is currently pending and captioned as PayPal, Inc. v. NantHealth, Inc., Civil Action No. 18-0780-BLS1. This action arises out of a Sublease Agreement that PayPal and the Company entered into on or about November 30, 2017. The Sublease Agreement pertained to commercial real estate that PayPal leased at One International Place in Boston, Massachusetts. On January 25, 2018, the Company notified PayPal that we were electing to terminate the Sublease Agreement.

In its Verified Complaint, and a contemporaneous notice of default that the Company disputed, PayPal alleges that the Company breached the Sublease Agreement. In addition, PayPal asserts claims for breach of the covenant of good faith and fair dealing, and violations of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and seeks a declaratory judgment recognizing and enforcing the terms of the Sublease Agreement. Among other relief, PayPal seeks damages, treble damages, interest, costs, and attorneys’ fees.

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

On September 26, 2018, the Company filed its Assented to Motion for Leave to Amend Its Answer. The court granted the Company's motion on October 3, 2018. On October 9, 2018, the Company filed and served its amended answer and jury demand.

On January 8, 2019, the parties filed a joint motion to extend certain of the tracking order deadlines, which motion the court granted by endorsed order dated January 9, 2019.

The parties are currently engaged in discovery, including non-party discovery.

The Company denies any liability to PayPal and intend to vigorously defend the action.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 14 Income Taxes
The components of the provision for income taxes are presented in the following table:

	Year Ended December 31,
	2018	2017
Current:
Federal	$2	$(498)
State	42	17
Foreign	52	100
Total current provision	96	(381)
Deferred:
Federal	(3,418)	(3,001)
State	(418)	1,179
Foreign	67	—
Total deferred benefit	(3,769)	(1,822)
Provision for (benefit from) income taxes, net	$(3,673)	$(2,203)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

	Year Ended December 31,
	2018	2017
United States federal tax at statutory rate	21.00%	34.00%
Items affecting federal income tax rate:
State tax rate, net of federal benefit	3.85%	3.53%
Valuation allowance	(22.00)%	1.41%
Stock compensation	(0.62)%	(1.95)%
"Tax Act" 2017 impact	—%	(34.83)%
Other adjustments	(0.33)%	(0.51)%
Effective income tax rate	1.90%	1.65%

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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting relating to the TCJA under Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for TCJA-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has completed its evaluation of the potential impacts of the Act of 2017 on its December 31, 2018 financial statements under the one year measurement period provided under SAB 118. No adjustment has been recorded as there were no material changes between the provisional estimate and the final accounting for the Act.

The Act subjects a US shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5 Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.
As of December 31, 2018 and December 31, 2017, the Company had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. The Company intends to continue to reinvest its foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Deferred income tax assets:
Accounts payable and accrued expenses	$8,090	$1,520
Inventory impairment	495	466
Deferred revenue	5,438	3,458
Allowance for doubtful accounts	546	178
Property, plant and equipment, net	691	1,098
Intangibles	3,409	4,865
Investments	48,836	22,404
Stock compensation	2,159	3,487
Other	1,321	32
Net operating loss carryforwards	104,404	93,689
Less: Valuation allowance	(140,788)	(97,324)
Total deferred income tax assets	34,601	33,873
Deferred income tax liabilities:
State taxes	(5,339)	(3,397)
Intangible assets, net	(25,630)	(28,768)
Convertible notes	(4,241)	(5,437)
Deferred implementation cost	(1,633)	(1,960)
Other	(195)	(149)
Total deferred income tax liabilities	(37,038)	(39,711)
Deferred income taxes, net	$(2,437)	$(5,838)

 The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three year cumulative pre-tax loss, the Company concluded that except for the deferred tax liability recorded on amortization of certain goodwill due to its indefinite life and deferred tax liability in excess of deferred tax asset for certain separate state and city jurisdictions, it should record a full valuation allowance against all other net deferred income tax assets at December 31, 2018 and 2017 as none of these deferred income tax assets were more likely than not to be realized as of the balance sheet dates. However, the amount of the deferred income tax assets considered realizable may be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present. In addition, at December 31, 2018, the position of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital is $350.

A summary of activity in the valuation reserve deducted from deferred tax assets for the years ended December 31, 2018 2017 is as follows:

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Balance at beginning of the period	Additions (Adjustments)	Deductions	Balance at the end of the period
Year to Date December 31, 2018	$97,323	43,464	—	$140,787
Year to Date December 31, 2017	$88,291	9,032	—	$97,323

The Company records a tax benefit from uncertain tax positions only if it is more likely than not the tax position will be sustained with the taxing authority having full knowledge of all relevant information. The Company records a liability for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first period that the more-likely-than-not threshold is not met. As of December 31, 2018 and 2017, the Company had no unrecognized tax benefits. Unrecognized tax benefits are recorded consistent with ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), in two parts. In 2017, the Company filed the accounting method change on the account receivable, account payable and other liabilities; therefore, the Company more likely than not did not have any uncertain tax positions in at December 31, 2017. Therefore, the Company reversed the ASC 740 reserve on these items as well as any net operating loss associated with them.

	December 31,
	2018	2017
Balance as of January 1	$—	$977
Increases/(decreases) related to tax positions taken during the current year	—	(977)
Balance as of December 31	$—	$—

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2018 and 2017, there are no material interest and penalties associated with unrecognized tax benefits recorded in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets. Any changes to unrecognized tax benefits recorded as of December 31, 2018 that are reasonably possible to occur within the next 12 months are not expected to be material.

The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2012 or prior; however, its tax attributes, such as net operating loss (“NOL”) carryforwards and tax credits, are still subject to examination in the year they are used. The Company is currently under an IRS audit for the tax year ended December 31, 2016.

  As of December 31, 2018, the Company had federal, state and foreign NOL carryforwards of $395,368, $288,901 and $0, respectively, expiring at various dates through 2038. Utilization of the NOL carryforwards is subject to annual limitations due to ownership change limitations that occurred or could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the NOL carryforwards that can be utilized annually to offset future taxable income. The total NOL amounts above do not include the NOLs expected to expire.
Note 15 Stockholders’ Equity
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of December 31, 2018 and 2017, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of December 31, 2018 and 2017, there were no outstanding shares of preferred stock.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Other Equity Contributions

In December 2016, the Company entered into an agreement to provide genomic and proteomic sequencing and related bioinformatics services to an institution related to cancer research. The agreement provides that the institution pay the Company a fixed per-test fee in exchange for the services to be provided by the Company. A private charitable 501(c)(3) non-profit organization controlled by the Company’s Chairman and CEO also made a charitable gift to the institution in December 2016. The gift does not contractually or otherwise require the institution to use the Company’s molecular profiling solutions or any of the Company’s other products or services. No amounts related to this arrangement have been recognized in the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations as of or for the years ended December 31, 2018 and 2017.

Note 16 Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Year Ended December 31,
	2018	2017
Series C / Restricted Stock:
Research and development	$86	$111
Phantom units:
Cost of revenue	367	186
Selling, general and administrative	4	(341)
Research and development	347	144
Discontinued operations	—	(3,591)
Total phantom units stock-based compensation expense	718	(3,602)
Stock options:
Selling, general and administrative	—	(49)
Restricted Stock Units:
Cost of revenue	27	26
Selling, general and administrative	4,664	5,223
Research and development	162	2,802
Total restricted stock units stock-based compensation expense	4,853	8,051

Total stock-based compensation expense	5,657	4,511
Amount capitalized to internal-use software and deferred implementation costs	530	784
Total stock-based compensation cost	$6,187	$5,295
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of December 31, 2015 and through the date of the LLC Conversion, the Company had 3,470,254 Series C units outstanding.
Upon the LLC Conversion on June 1, 2016, the Company issued 28,973 shares of common stock to holders of vested Series C units and 10,462 shares of restricted stock to holders of unvested Series C units. The shares of restricted stock issued to holders of unvested profits interests are subject to forfeiture until becoming fully vested in accordance with the terms of the original Series C unit grant agreements (see Restricted Stock below).
Phantom Unit Plan
On March 31, 2015, the Company approved the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”). The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. As of December 31, 2018, there were 588,852 phantom units outstanding under the Phantom Unit Plan, after giving effect to the 1-for-5.5 reverse stock split. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, and the majority of grants are subject to completion of a liquidity event. The Company’s IPO satisfied the liquidity event condition and the phantom units subject to completion of a liquidity event now entitle their holders to cash or noncash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock at the Company's option on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States are estimated to be settled in cash and are classified within accrued and other current liabilities on the Consolidated Balance Sheet as of December 31, 2018.

The following table summarizes the activity related to the unvested phantom units during the years ended December 31, 2018 and 2017:

	Number of Units	Weighted Average Grant Date Value per Phantom Unit
Unvested phantom units outstanding - December 31, 2016	4,322,081	$14.95
Granted	113,656	$4.75
Vested	(1,440,822)	$14.14
Forfeited	(1,702,130)	$15.31
Unvested phantom units outstanding - December 31, 2017	1,292,785	$15.01
Vested	(518,373)	$15.20
Forfeited	(185,560)	$14.63
Unvested phantom units outstanding - December 31, 2018	588,852	$14.95

The Company has previously granted phantom units to employees of related companies who are providing services to the Company under the shared services agreement with NantWorks (see Note 18) as well as certain consultants of the Company. No phantom units were granted during the years ended December 31, 2018 or 2017. Stock-based compensation expense for the phantom units issued to these participants is re-measured at the end of each reporting period until the awards vest. All other grants of phantom units have been made to employees of the Company. The Company uses the accelerated attribution method to recognize expense for phantom units with vesting that was subject to the completion of a liquidity event and the straight-line method for other phantom unit awards. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.

As of December 31, 2018, the Company had $687 of unrecognized stock-based compensation expense related to phantom units which will be recognized over a weighted-average period of 1.1 years. Of that amount, $680 of unrecognized expense is related to employee grants with a weighted-average period of 1.1 years and $7 of unrecognized expense is related to non-employee grants with a weighted-average period of 1.1 years.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

During the years ended December 31, 2018 and 2017, the Company issued 325,312 and 888,569 shares, respectively, of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 177,343 and 492,974 shares, respectively, to satisfy tax withholding obligations. The Company made a cash payment of $569 and $3,059 to cover employee withholding taxes upon the settlement of these vested phantom units during the years ended December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, the Company also paid $55 and $300 to cash-settle 15,717 and 59,279 vested phantom units, respectively, held by participants of the Phantom Unit Plan based outside of the United States and to pay cash in lieu of fractional shares for vested units held by participants based in the United States.
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
Restricted Stock
The Company issued 10,462 shares of restricted stock under the 2016 Plan during the year ended December 31, 2016 in connection with the conversion of the Series C units, of which 3,490 and 3,486 were vested and converted into unrestricted common stock during 2018 and 2017, respectively, and as of December 31, 2018, there were no shares of restricted stock remaining to be vested and converted.

Stock compensation expense for the Series C units/restricted stock issued to the nonemployees is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period.

Stock Options

During the year ended December 31, 2016, the Company issued 500,000 stock options under the 2016 Plan to Mark Burnett, who was a non-employee member of the Company’s Board of Directors, with an exercise price of $14.00. The award is being accounted for pursuant to ASC 505-50. Stock compensation expense issued to the non-employee is calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period. The Company has utilized the Black-Scholes option-pricing model to determine the fair value of the stock options.

Mark Burnett did not seek nomination for re-election at the Annual Meeting of Stockholders on June 8, 2018. As a result, 125,000 unvested options were terminated, and as of December 31, 2018, all previously vested options had expired unexercised.

Restricted Stock Units

The Company intends to settle all vested restricted stock unit payments held by United States-based participants, except for certain awards to the Chief Operating Officer, in shares of the Company’s common stock and classifies these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States, and those awards agreed with participants to be settled in cash, will be settled in cash and are classified within accrued and other current liabilities on the Consolidated Balance Sheets as of December 31, 2018 and 2017.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the activity related to the unvested restricted stock units during the years ended December 31, 2018 and 2017:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding - December 31, 2016	—	$—
Granted	5,147,190	$3.43
Vested	(1,975,448)	$3.43
Forfeited	(65,718)	$3.39
Unvested restricted stock units outstanding - December 31, 2017	3,106,024	$3.43
Granted	853,736	$1.46
Vested	(1,583,399)	$3.18
Forfeited	(563,400)	$3.39
Unvested restricted stock units outstanding - December 31, 2018	1,812,961	$2.74
Unrecognized compensation expense related to unvested restricted stock units was $3,562 at December 31, 2018, which is expected to be recognized as expense over the weighted-average period of 1.5 years.

During the year ended December 31, 2018, the Company issued 782,364 shares of common stock to participants of the 2016 Plan based in the United States, after withholding approximately 472,965 shares to satisfy tax withholding obligations. During the year ended December 31, 2018, the Company made cash payments of $1,495 to cover employee withholding taxes upon the settlement of these vested restricted stock units. During the year ended December 31, 2018, the Company also paid $300 to cash-settle 100,025 vested restricted stock units by agreement with the Chief Operating Officer in relation to certain grants made to him and to pay cash in lieu of fractional shares for vested units held by participants based in the United States.
Note 17 Net Income (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of common stock and redeemable common stock for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
	Common Stock	Common Stock
Income (loss) per share numerator:
Net loss from continuing operations	$(190,433)	$(131,399)
Net loss from discontinued operations	(1,719)	(43,812)
Net loss for basic and diluted net loss per share	$(192,152)	$(175,211)

Income (loss) per share denominator:
Weighted-average shares for basic net income (loss) per share	109,168,798	116,737,860
Effect of dilutive securities	—	—
Weighted-average shares for dilutive net income (loss) per share	109,168,798	116,737,860

Basic and diluted net loss per share from continuing operations	$(1.74)	$(1.12)
Basic and diluted net loss per share from discontinued operations	$(0.02)	$(0.37)
Basic and diluted net loss per share	$(1.76)	$(1.49)

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2018	2017
Unvested restricted stock	—	3,490
Unvested phantom units	588,852	1,292,785
Unexercised stock options	—	500,000
Unvested restricted stock units	1,812,961	3,106,024
Convertible notes	8,815,655	8,815,655
Note 18 Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company was billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. The Company incurred $2,214 and $5,174 of expenses during the years ended December 31, 2018 and 2017, respectively, related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. Additionally, the Company incurred $356 and $239 of expenses during the years ended December 31, 2018 and 2017, respectively, related to research and development services provided by NantWorks and its subsidiaries.
Related Party Receivables and Payables
As of December 31, 2018 and 2017, the Company had related party receivables, net of payables of $2,618 and $2,312, respectively. The related party receivables, net as of December 31, 2018 and 2017 primarily consisted of a receivable from Ziosoft KK of $1,915 and $2,082, respectively, which was related to the sale of Qi Imaging. As of December 31, 2018 and 2017, the Company had related party payables, net of receivables balances including related party liabilities of $22,499 and $16,004, respectively, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below) and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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
As of December 31, 2018 and 2017, the Company had $394 and $419, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the years ended December 31, 2018 and 2017, direct costs of $5,238 and $4,891, respectively, were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P., an entity affiliated with the Company's Chairman and CEO Dr. Patrick Soon-Shiong (“Cambridge”), to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (See Note 12). The accrued and unpaid interest on the Convertible Notes was $24 at both December 31, 2018 and 2017, as part of current related party liabilities on the Consolidated Balance Sheets.
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

The Company and NantOmics are controlled by the Company's Chairman and CEO, therefore no gain or loss was recognized on the transaction. The difference in the purchase price and the historical cost of the assets and liabilities acquired was recorded as a distribution from equity at the assignment date. The transaction did not cause a material change in the reporting entity, and the Company has not retrospectively adjusted its previously issued financial statements. The consolidation of NantHealth Labs at February 28, 2018 added $808 to the Company's sequencing and molecular analysis revenue for the year ended December 31, 2018. This revenue was substantially all earned from agreements with affiliates, described below. As a result of consolidating NantHealth Labs at February 28, 2018, the net loss of the Company increased by $2,223 during the year ended December 31, 2018.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The intangible assets acquired are amortized over the estimated useful life of 13 years.

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

Under these agreements, the Company recorded $590 of revenue during the year ended December 31, 2018. As of December 31, 2018, the Company has $540 of accounts receivable from related parties and $375 of deferred revenue due to these agreements.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note was originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes (See Note 11). No other terms of the promissory note were changed. As of December 31, 2018 and 2017, the total principal and interest outstanding on the note amounted to $130,374 and $124,166, respectively. The accrued and unpaid interest on the note was $17,708 and $11,500 at December 31, 2018 and 2017, respectively, as part of noncurrent related party liabilities on the Consolidated Balance Sheet. The Company can request additional advances subject to NantCapital approval. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate is 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval, and as of December 31, 2018 and 2017, there was no outstanding balance on the promissory note.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On August 8, 2018, the Company executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, with interest payments on outstanding amounts due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows the Company to request advances, up to a maximum commitment of $100,000. Advances can be requested of up to $10,000 per calendar quarter until March 31, 2019 and, following that, up to $20,000 per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes (see Note 11). The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At December 31, 2018, the Company was in compliance with the covenants.
Note 19 Employee Retirement Plan
The Company has a qualified defined contribution plan (the “NantHealth 401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering eligible associates, including associates at certain of its subsidiaries. Associate contributions to the NantHealth 401(k) Plan are voluntary. The Company contributes a 100% match up to 3.0% of the participant’s eligible annual compensation, which contribution fully vests after three years of service. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. For the years ended December 31, 2018 and 2017, the Company’s total matching contributions to the NantHealth 401(k) Plan were $1,328 and $2,050, respectively.
Note 20 Selected Quarterly Financial Information (Unaudited)
The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of the years ended December 31, 2018 and 2017 (Unaudited):

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$22,263	$22,047	$22,292	$22,862
Cost of revenue	11,068	10,582	11,226	11,393
Gross profit	11,195	11,465	11,066	11,469
Operating expenses	26,942	25,331	22,890	20,733
Loss from operations	(15,747)	(13,866)	(11,824)	(9,264)
Net loss from continuing operations	(21,975)	(21,806)	(97,432)	(49,220)
(Loss) gain from discontinued operations, net of tax	(193)	(1,591)	(32)	97
Net loss	(22,168)	(23,397)	(97,464)	(49,123)
Basic and diluted net loss per share:
Continued operations - common stock	$(0.20)	$(0.20)	$(0.89)	$(0.45)
Discontinued operations - common stock	$—	$(0.01)	$—	$—
Total net loss per common stock	$(0.20)	$(0.21)	$(0.89)	$(0.45)
Basic and diluted net income per redeemable common stock	N/A	N/A	N/A	N/A

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$19,104	$23,514	$21,760	$22,298
Cost of revenue	11,518	9,652	11,472	8,880
Gross profit	7,586	13,862	10,288	13,418
Operating expenses	27,415	28,655	26,324	30,660
Loss from operations	(19,829)	(14,793)	(16,036)	(17,242)
Net loss from continuing operations	(28,126)	(57,696)	(23,015)	(22,562)
(Loss) income from discontinued operations, net of tax	(12,989)	(12,368)	(19,383)	928
Net loss	(41,115)	(70,064)	(42,398)	(21,634)
Basic and diluted net income (loss) per share:
Continued operations - common stock	$(0.23)	$(0.48)	$(0.20)	$(0.21)
Discontinued operations - common stock	$(0.11)	$(0.10)	$(0.17)	$0.01
Total net loss per common stock	$(0.34)	$(0.58)	$(0.37)	$(0.20)
Basic and diluted net income per redeemable common stock	N/A	N/A	N/A	N/A
Note 21 Subsequent Events
On March 21, 2019, we received a notice from Nasdaq stating that we had regained compliance with Nasdaq Listing Rule 5450(a) (1) (the “Minimum Bid Price Rule”) because our common stock maintained a minimum closing bid price of $1.00 for 10 consecutive business days. This followed the notice of January 16, 2019, stating that we were not in compliance the Minimum Bid Price Rule, because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Members of
NantOmics, LLC and Subsidiaries

We have audited the accompanying consolidated financial statements of NantOmics, LLC and Subsidiaries, which comprise the consolidated balance sheet as of December 31, 2018, and the related consolidated statement of operations and comprehensive loss, changes in members’ equity, and cash flows for the year ended December 31, 2018, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated and combined financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditors consider internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NantOmics, LLC and Subsidiaries as of December 31, 2018, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2018, in accordance with accounting principles generally accepted in the United States of America.

/s/ Ernst & Young LLP

Los Angeles, California
March 29, 2019

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

/s/ Mayer Hoffman McCann, P.C.
March 16, 2018
Los Angeles, California

Member of Kreston International - a global network of independent accounting firms

NantOmics, LLC and Subsidiaries
Consolidated Balance Sheets
(In thousands, except unit amounts)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$7,367	$5,925
Accounts receivable, net of allowance of $0 and $167 at December 31, 2018 and 2017, respectively	99	280
Related party accounts receivable, net of allowance of $0 at December 31, 2018 and 2017	481	710
Related party notes receivable	167,045	158,320
Prepaid expenses and other current assets	693	1,697
Total current assets	175,685	166,932
Property and equipment, net	17,624	34,946
Marketable securities - available for sale	1,578	8,843
Cost method investments	—	5,000
Goodwill	7,623	8,928
Intangible assets, net	4,232	10,473
Other assets	71	225
Total assets	$206,813	$235,347
Liabilities and Members' Equity
Current liabilities
Accounts payable	$3,155	$12,036
Accrued expenses	1,585	3,203
Related party payables	12,848	7,783
Related party promissory notes payable	92,816	63,170
Deferred revenue, current	5,000	5,000
Other current liabilities	2,779	706
Total current liabilities	118,183	91,898
Deferred revenue, non-current	2,303	2,474
Other non-current liabilities	686	3,499
Total liabilities	121,172	97,871

Members' equity
Series A-1 units: 1,008,412 and 1,008,105 units issued and outstanding at December 31, 2018 and 2017, respectively	31,896	27,585
Series A-2 units: 166,160 and175,813 units issued and outstanding at December 31, 2018 and 2017, respectively	249,568	258,524
Series B units: 150,000 units authorized, 8,457 units issued and outstanding at December 31, 2018 and 2017 (excluding liability-classified units)	2,713	2,129
Accumulated deficit	(193,373)	(147,420)
Total NantOmics members' equity	90,804	140,818
Non-controlling interests	(5,163)	(3,342)
Total members' equity	85,641	137,476
Total liabilities and members' equity	$206,813	$235,347

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NantOmics, LLC and Subsidiaries
Consolidated and Combined Statements of Operations and Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2018	2017
Revenue:
Related party revenue	$5,632	$5,126
Third party revenue	547	953
Net revenue	6,179	6,079
Cost of Revenue:
Cost of revenue	10,734	14,274
Amortization of acquisition-related assets	224	1,059
Total cost of revenue	10,958	15,333
Gross loss	(4,779)	(9,254)
Operating Expenses:
Selling, general and administrative (including related party shared service expenses of $1,679 and $2,230 for the years ended December 31, 2018 and 2017)	11,082	12,969
Research and development	23,050	26,952
Total operating expenses	34,132	39,921
Loss from operations	(38,911)	(49,175)
Impairments on equity investments	(12,265)	(19,976)
Interest income (expense), net	4,589	6,364
Other income (expense), net	(337)	134
Loss before income taxes	(46,924)	(62,653)
Provision for income taxes	—	—
Net loss and comprehensive loss	(46,924)	(62,653)
Less: Net loss attributable to non-controlling interests	(971)	(2,346)
Net loss attributable to NantOmics	$(45,953)	$(60,307)

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NantOmics, LLC and Subsidiaries
Consolidated and Combined Statements of Changes in Members' Equity
(In thousands, except per unit amounts)

	Series A-1 Units		Series A-2 Units		Series B Units		Accumulated	NantOmics, LLC	Non-controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Deficit	Equity	Interests	Equity
Balance at December 31, 2016	1,007,805	$27,713	175,813	$258,524	8,457	$1,574	$(87,113)	$200,698	$(542)	$200,156
Non-cash contributions by Parent	—	402	—	—	—	—	—	402	—	402
Forgiveness of related party receivables	—	(452)	—	—	—	—	—	(452)	—	(452)
Acquisition of Liquid Genomics	—	(53)	—	—	—	—	—	(53)	—	(53)
Equity based compensation	—	(33)	—	—	—	555	—	522	—	522
Issuance of membership interests	300	295	—	—	—	—	—	295	(741)	(446)
Contribution of non-controlling interests by Parent	—	644	—	—	—	—	—	644	(644)	—
Forgiveness of TRM liabilities	—	(931)	—	—	—	—	—	(931)	931	—
Net loss	—	—	—	—	—	—	(60,307)	(60,307)	(2,346)	(62,653)
Balance at December 31, 2017	1,008,105	27,585	175,813	258,524	8,457	2,129	(147,420)	140,818	(3,342)	137,476
Non-cash contributions by Parent	—	177	—	—	—	—	—	177	—	177
Equity based compensation	—	28	—	—	—	584	—	612	—	612
Issuance of membership interests	307	296	—	—	—	—	—	296	(751)	(455)
Assignment of non-controlling interests	—	(23)	—	—	—	—	—	(23)	(99)	(122)
Assignment of Liquid Genomics	—	3,833	(9,653)	(8,956)	—	—	—	(5,123)	—	(5,123)
Net loss	—	—	—	—	—	—	(45,953)	(45,953)	(971)	(46,924)
Balance at December 31, 2018	1,008,412	$31,896	166,160	$249,568	8,457	$2,713	$(193,373)	$90,804	$(5,163)	$85,641

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NantOmics, LLC and Subsidiaries
Consolidated and Combined Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(46,924)	$(62,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,813	9,545
Amortization	1,872	2,473
Equity-based compensation	612	2,199
Impairments	12,265	19,976
Non-cash interest items, net	(8,725)	(8,264)
Non-cash contributions by Parent	177	402
Other	120	64
Net changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	176	(12)
Related party accounts receivable, net	229	2,488
Prepaid and other current assets	(32)	814
Other assets	153	23
Accounts payable	(7,930)	1,806
Accrued expenses and other liabilities	(2,114)	(417)
Related party payables	4,947	2,430
Deferred revenue	(171)	(220)
Net cash used in operating activities	(35,532)	(29,346)
Cash flows from investing activities:
Purchases of property and equipment	(794)	(5,865)
Proceeds from sale of fixed assets	8,626	—
Acquisition of businesses, net of cash acquired	—	(4,308)
Assignment of businesses, net of cash assigned	(68)	—
Purchases of marketable securities	—	(6)
Proceeds from sales of marketable securities	—	89
Investments in related party notes receivable	—	(1,175)
Purchase of non-controlling interests	(578)	(446)
Net cash provided by/(used in) investing activities	7,186	(11,711)
Cash flows from financing activities:
Repayments of notes payable	—	(54)
Repayments of capital lease obligations	(108)	(330)
Proceeds from issuance of related party promissory notes payable	29,896	42,157
Net cash provided by financing activities	29,788	41,773
Net increase in cash and cash equivalents	1,442	716
Cash and cash equivalents, beginning of year	5,925	5,209
Cash and cash equivalents, end of year	$7,367	$5,925
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NantOmics, LLC and Subsidiaries
Consolidated and Combined Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017
Supplemental disclosure of cash flow information:
Non-cash transactions:
Purchase of intangible assets in exchange for forgiveness of notes receivable	$—	$1,193
Forgiveness of related party receivables	—	452
Forgiveness of TRM liabilities	—	931
Acquisition of assets included in accounts payable and related party payables	679	8,802
Contribution of non-controlling interests by parent	—	644
Supplemental cash flow information:
Cash paid for interest	9	14
Cash paid for income taxes	—	—

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

On July 31, 2017, NantOmics acquired Liquid Genomics, Inc. ("Liquid Genomics") from NantCell, Inc. (“NantCell”), an entity controlled by the Company’s Chairman and Chief Executive Officer (“CEO”) (see Note 3). The assets and liabilities of Liquid Genomics were recorded at their carryover basis since NantOmics and NantCell are under common control. The results of operations, equity accounts and cash flows of Liquid Genomics have been combined with the Company beginning on March 31, 2017, the date of inception of common control, through July 31, 2017, the date of acquisition by NantOmics. On February 28, 2018, the Company sold its 100% interest in Liquid Genomics to NantHealth pursuant to an assignment agreement dated February 1, 2018 (see Note 3).

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

The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is reasonably assured. The Company recognizes revenue on a cash basis when it cannot conclude that criterion (3) and (4) have been met.

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

Cash and Cash Equivalents

The Company considers all unrestricted, highly liquid investments with an initial maturity of three months or less to be cash equivalents. These amounts are stated at cost, which approximates fair value. As of December 31, 2018 and 2017, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. Cash and cash equivalents were maintained at stable financial institutions, generally at amounts in excess of federally insured limits, which represent a concentration of credit risk. The Company has not experienced any losses on deposits of cash and cash equivalents to date.

Marketable Securities

The Company’s marketable securities consist of an investment in NantHealth’s common stock and are reported on the balance sheet at fair value based upon quoted market prices (see Note 7).

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

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred and include salary and benefits, professional fees, laboratory supplies, depreciation on laboratory and computer equipment, and allocated shared service expenses.

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

Equity Based Compensation

The Company accounts for equity based compensation awards by expensing the estimated grant date fair value of the award over the requisite service period. The Company records stock-based compensation expense on a straight-line basis over the requisite service period of the grant and in accordance with Accounting Standard Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), made an accounting policy election to account for forfeitures as they occur rather than by applying an estimated forfeiture rate at the time of grant.

Income Taxes

The Company is a limited liability company that has subsidiaries that are limited liability companies and one subsidiary that is a corporation. The loss of the entities classified as pass-through entities for tax purposes flow directly through to the members of the Company.

The net loss of the corporations are accounted under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. Management has evaluated the Company’s tax positions and has concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2014 and prior.

Concentrations of Risk

For the years ended December 31, 2018 and 2017, one related party customer accounted for 89% and 82% of the Company’s revenue, respectively.

Recent Accounting Pronouncements

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Value Measurement (“ASU 2018-13”) which modifies the disclosure requirements on fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that ASU 2018-13 will have on its consolidated and combined financial statements and related disclosures.

In June 2018, FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting (“ASU 2018-07”). Under this ASU, the accounting for share-based payments to nonemployees and employees will be substantially aligned, primarily by permitting the measurement of nonemployee awards to be fixed at the grant date. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact that ASU 2018-07 will have on its consolidated and combined financial statements and related disclosures.

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

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The guidance is effective for the Company for annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company adopted ASU 2017-01 on January 1, 2018 and the adoption did not have any impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, which amend the guidance in former Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. Additionally, in September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) (“ASU 2017-13”), which delayed the effective date of ASU 2014-09 for the Company to align with the effective date of non-public companies. As a result, the Company is required to apply the new standard beginning January 1, 2019. The Company is currently evaluating the effect that the new revenue standard will have on its consolidated and combined financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The new standard is effective for interim and annual periods beginning on December 15, 2020, but may be adopted earlier, as of the fiscal years beginning after December 15, 2018. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated and combined financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. As a result of the guidance in ASU 2017-13, this guidance is effective for the Company’s financial statement periods beginning January 1, 2020 and after. Additionally, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. The Company is currently evaluating the effect that ASU 2016-02 and ASU 2018-11 will have on its consolidated and combined financial statements and related disclosures.

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

On February 28, 2018, the Company sold 100% of the equity of Liquid Genomics, pursuant to an assignment agreement dated February 1, 2018 between the Company and NantHealth, a related party. The purchase price for the acquisition consisted of 9,088,362 Series A-2 units of NantOmics previously owned by NantHealth that were transferred at the closing plus 564,779 of Series A-2 units of NantOmics owned by NantHealth that were transferred to the Company during May 2018. The Company and NantHealth are controlled by the Company's Chairman and CEO, therefore no gain or loss was recognized on the transaction. The transaction did not cause a material change in the reporting entity, and the Company has not retrospectively adjusted its previously issued financial statements.

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

4.	Property and Equipment, net

Property and equipment as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Equipment and other	$32,967	$47,204
Equipment acquired under capital leases	—	1,856
Computer equipment and software	5,727	6,610
	38,694	55,670
Less: accumulated depreciation	(21,070)	(20,724)
Property and equipment, net	$17,624	$34,946

Depreciation expense was $9,813 and $9,545 for the years ended December 31, 2018 and 2017, respectively.

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

5.	Intangible Assets and Goodwill

Intangible Assets
As of December 31, 2018 and 2017, definite-lived intangible assets consisted of the following:

	December 31, 2018
	Developed Technologies	Total
Gross carrying amount	$15,823	$15,823
Accumulated amortization	(11,591)	(11,591)
Intangible assets, net	$4,232	$4,232

	December 31, 2017
	Developed Technologies	Total
Gross carrying amount	$20,523	$20,523
Accumulated amortization	(10,050)	(10,050)
Intangible assets, net	$10,473	$10,473

During the year ended December 31, 2017, the Company recorded $1,223 and $4,700 of intangible assets related to developed technologies as a result of the Genos asset purchase and Liquid Genomics acquisitions, respectively (see Note 3). The developed technologies are amortized over a period of seven and thirteen years, respectively. During the year ended December 31, 2018, the Company wrote off $4,700 of intangible assets derived from the Liquid Genomics acquisition as a result of the subsequent assignment of Liquid Genomics to NantHealth (see Note 3).

Amortization expense was $1,872 and $2,473 for the years ended December 31, 2018 and 2017, respectively.

The estimated future amortization expense for the intangible assets that exist as of December 31, 2018 is as follows:

For the year ended December 31,	Amounts
2019	$1,589
2020	1,589
2021	646
2022	175
2023	175
Thereafter	58
$4,232

Goodwill

The change in the net carrying amount of goodwill for the years ended December 31, 2018 and 2017 is provided below.

Amounts
Balance at December 31, 2016	$7,623
Activity during the year:
Acquisitions (see Note 3)	1,305
Balance at December 31, 2017	8,928
Activity during the year:
Assignment (see Note 3)	(1,305)
Balance at December 31, 2018	$7,623

During the year ended December 31, 2017, the Company added $1,305 of goodwill related to the acquisition of Liquid Genomics (See Note 3). During the year ended December 31, 2018, the $1,305 of goodwill related to the acquisition of Liquid Genomics was subsequently written off as a result of the Company’s assignment of Liquid Genomics to NantHealth (see Note 3).

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

6.	Cost Method Investments

OptraSCAN, Inc.
On October 14, 2016, the Company purchased 4,900 shares of Series A preferred stock from OptraSCAN, Inc. (“OptraSCAN”) at a cash purchase price of $5,000. OptraSCAN is an on-demand digital pathology company that was formed shortly before the Company’s initial investment and is considered by the Company to be a variable interest entity (see Note 13 for the disclosures related to the Company’s involvement with other variable interest entities). The Company uses the cost method to account for this investment because the shares of the investee’s preferred stock are not voting common stock, were not considered in-substance common stock and do not have readily determinable fair values.

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

The $5,000 carrying amount of this investment represents the Company’s maximum exposure to loss as of December 31, 2017 as the Company has not committed to providing additional financial support to OptraSCAN. As of December 31, 2018, certain factors arose that raised doubts about OptraSCAN's ability to continue operating as a going concern. As a result, the Company qualitatively determined that the investment was not recoverable and recognized other-than-temporary impairment for the full investment of $5,000 during the year ended December 31, 2018. This amount is classified within impairments on equity investments on the consolidated and combined statement of operations and comprehensive loss.

7.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 consisted of the following:

	December 31, 2018
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$5,121	$5,121	$—	$—
Marketable securities - available for sale	1,578	1,578	—	—
Total assets	$6,699	$6,699	$—	$—
Liabilities:
Other current liabilities (see Note 11)	$2,711	$—	$—	$2,711
Total liabilities	$2,711	$—	$—	$2,711

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

The Company’s goodwill and other intangible assets and its investments in non-marketable equity securities are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. No impairments were recorded for these assets during the years ended December 31, 2018 and 2017.

8.	Commitments and Contingencies

Lease Arrangements
The Company leases equipment under various non-cancellable capital leases and office space under various operating leases, which expire at various dates through March 2026. Rental expense associated with operating leases is charged to expense in the year incurred and is included in the consolidated and combined statements of operations and comprehensive loss. Rent expense totaled $2,336 and $2,215 for the years ended December 31, 2018 and December 31, 2017, respectively.

The following is a schedule of the future minimum lease payments required under these leases as of December 31, 2018:

Operating Leases
For the year end December 31,
2019	$1,181
2020	891
2021	521
2022	1,015
2023	1,045
Thereafter	2,464
Total minimum lease payments	$7,117

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

9.	Income Tax

The components of the Company's provision (benefit) for income taxes are presented in the following tables:

	Year Ended December 31,
	2018	2017
Current:
Federal	$—	$—
State	—	—
Total current provision	—	—
Deferred:
Federal	3,501	(4,359)
State	1,138	1,758
Less: valuation allowance	(4,639)	2,601
Total deferred benefit	—	—
Provision for income taxes	$—	$—

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

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for income tax reporting and financial statement purposes. Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are as follows:

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

	December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforwards	$18,719	$20,235
Charitable contributions	—	13
Equity Compensation	21	6
Accrual to cash differences	308	478
Depreciation and amortization	792	553
Compensation accrual	—	22
Bad debt	—	47
	19,840	21,354
Less: Valuation allowance	(19,840)	(21,305)
Net deferred tax assets	$—	$49
Deferred tax liabilities
Depreciation and amortization	—	(29)
Capital lease	—	(20)
Net deferred tax liabilities	—	(49)

Deferred Tax Assets/(Liabilities)	$—	$—

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three year cumulative pre-tax loss, it was concluded that a full valuation allowance should be recorded against all net deferred tax assets at December 31, 2018 and 2017 as none of the deferred tax assets were more likely than not to be realized as of the balance sheet dates. As a result of the assignment of Liquid Genomics to NantHealth on February 28, 2018 (see Note 3), there was a decrease of $3,051 to the total valuation allowance during the year ended December 31, 2018 and as of December 31, 2018, deferred tax assets and liabilities related to Liquid Genomics are not included in the consolidated balances.

The Company paid no income taxes during the years ended December 31, 2018 and 2017. The Company has net operating loss (“NOL”) carryforwards as of December 31, 2018 of approximately $68,027, which may be available to offset future taxable income. The Tax Cuts and Jobs Act of 2018, which was enacted on December 22, 2017, significantly reforms the Internal Revenue Code (the "Code"), including changes to the rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer's ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty-year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of net operating losses may significantly impact our ability to use net operating loss carryforwards generated after December 31, 2017.

Under Sections 382 and 383 of the Code, NOL carryforwards may become subject to annual limitations due to ownership changes that could occur in the future. The Company has not performed a comprehensive Section 382 study to determine any potential loss limitation resulting from past changes in ownership of its corporate subsidiary, and therefore it cannot be certain it will be able to fully utilize the NOL carryforwards to offset future taxable income.

10.	Members' Equity

As of December 31, 2018 and 2017, the Company had three series of outstanding membership interests: Series A-1, Series A-2 and Series B units.

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

Capital proceeds and liquidating distributions - The Board may make distributions of cash proceeds arising from the sale or other disposition of assets (“Capital Proceeds”) or upon liquidation, dissolution, or winding up of the Company (“Liquidating Distributions”). Prior to a qualified initial public offering (“IPO”), distributions of Capital Proceeds and Liquidating Distributions are made in the following order: first to the holders of the Series A-1 and A-2 units on a pro rata basis in proportion to the number of their Series A-1 and A-2 units, until their “Unreturned Capital” has been reduced to zero; second to the holders of Series B units (the “Series B Members”) on a pro rata basis in proportion to the number of their Series B units until their “Unreturned Capital”, if any, has been reduced to zero; and thereafter, to all members based on their respective percentage interests as of the distribution date. Each member’s “Unreturned Capital” is the difference between (1) the aggregate capital contributions by that member and (2) any Capital Proceeds or Liquidating Distributions previously distributed to that member. As of December 31, 2018 and 2017, the holders of the Series A-1 and A-2 units had cumulative Unreturned Capital balances of $1,260,656 and $1,269,157, respectively.

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

NantOmics Profits Interests Plan
The Company has reserved 150,000 Series B units for issuance to employees, consultants, contractors and other service providers of the Company pursuant to the Profits Interests Plan. As of December 31, 2018 and 2017, there were 11,205 and 11,362 of outstanding Series B units, respectively.

As of December 31, 2018 and 2017, there were 2,748 and 2,905 outstanding Series B units, respectively, which provide their holders with the option to require the Company to purchase all of their vested Series B units at $1.484 per unit if the Company has not completed an initial public offering or a sale prior to June 30, 2019. These awards are measured at fair value at the end of each reporting period until settlement using both an option pricing method and a geometric Brownian motion and are classified within other current liabilities and other non-current liabilities on the consolidated balance sheets as of December 31, 2018 and 2017, respectively.

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

The primary inputs used to estimate the fair values of the Series B units are presented below:

	December 31,
	2018	2017
Risk-free interest rate	2.53-2.56%	1.75-1.93%
Expected dividend yield	0.0%	0.0%
Expected volatility	45%	45%
Expected life in years	0.5-1.6	1-2.6

The estimated volatility was based on the historical equity volatility of comparable companies.

A summary of the Company’s outstanding, nonvested, liability-classified Series B units and changes during the year ended December 31, 2018 is presented below:

	Number of	Weighted Average
Liability Classified Awards	Series B	Grant Date
	Units Outstanding	Fair Value
Nonvested outstanding, beginning of year	699	$0.45
Granted	—	$0.45
Vested	(542)	$0.45
Forfeited	(157)	$0.45
Nonvested outstanding, end of year	—	$0.45

A summary of the Company’s outstanding, nonvested, equity-classified Series B units and changes during the year ended December 31, 2018 is presented below:

	Number of	Weighted Average
Equity Classified Awards	Series B	Grant Date
	Units Outstanding	Fair Value
Nonvested outstanding, beginning of year	2,512	$0.34
Vested	(1,004)	$0.34
Nonvested outstanding, end of year	1,508	$0.34

During the years ended December 31, 2018 and December 31, 2017, the Company recognized total equity based compensation expense for the Series B units, including both the equity- and liability-classified awards, of $612 and $2,199, respectively. As of December 31, 2018, total unrecognized equity based compensation expense of approximately $224 is expected to be recognized over a weighted average period of 0.2 years.

12.	Employee Retirement Plan

The Company has various employee retirement plans that it accounted for during the years ended December 31, 2018 and 2017.

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

NantOmics and Five3G
The Company has a qualified defined contribution plan through a NantWorks Retirement Plan (the “NantWorks 401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering eligible employees, including employees at certain of its subsidiaries, who have completed 30 days of service. Employee contributions to the NantWorks 401(k) Plan are voluntary. The Company contributes a 100% match up to 3.0% of the participant’s eligible annual compensation, which contribution fully vests after three years of service. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. For the years ended December 31, 2018 and December 31, 2017, the Company’s total matching contributions to the 401(k) Plan were $243 and $272, respectively.

13.	Related Party Transactions

Investment by NantHealth and Exclusive Reseller Agreement
On June 19 and June 30, 2015, the Company issued a total of 168,464 of Series A-2 units to NantHealth in exchange for $250,000. Additionally, on September 8, 2015, the Company acquired a 54.0% equity interest in TRM, which was later dissolved in 2017, from NantHealth in exchange for $250 in cash and 611 of NantOmics’ Series A-2 units. During February and May 2018, NantHealth transferred a total of 9,653,141 Series A-2 units of NantOmics previously owned by NantHealth back to NantOmics as part of the Liquid Genomics sale (see Note 3). The Series A-2 units owned by NantHealth represent approximately 13.6% and 14.3% of the Company’s total issued and outstanding membership interests as of December 31, 2018 and December 31, 2017, respectively. NantHealth is majority owned by NantWorks and is a transformational healthcare cloud-based IT company converging science and technology through a single integrated clinical platform, to provide actionable health information at the point of care.
In conjunction with NantHealth’s original investment in NantOmics, the Company entered into an exclusive Reseller Agreement with NantHealth on June 19, 2015 and subsequently amended this agreement on May 9, 2016 (the “First Amended Reseller Agreement”). Under the First Amended Reseller Agreement, the Company granted to NantHealth the worldwide, exclusive rights to resell the Company’s genomic sequencing, quantitative proteomic analysis services and bioinformatics services, as well as related consulting and other professional services, to Institutional Customers. NantHealth does not have the right to resell such services for research or educational purposes, for consumer applications, for the development, evaluation, trial, analysis or regulatory approval of any pharmaceutical product or treatment or to individual patients or consumers, unless the Company grants such right to NantHealth on a case-by-case basis. Under the First Amended Reseller Agreement, NantHealth is responsible for various aspects of delivering its sequencing and molecular analysis solutions, including patient engagement and communications with providers such as providing interpretations of the reports delivered to the physicians and resolving any disputes, ensuring customer satisfaction and managing billing and collections. On September 20, 2016, the Company and NantHealth further amended the First Amended Reseller Agreement (the "Second Amended Reseller Agreement"), which permits NantHealth to use vendors other than the Company to provide any or all of the services and clarifies that NantHealth is responsible for order fulfillment and branding.
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
For the years ended December 31, 2018 and December 31, 2017, the Company recognized $5,497 and $5,013, respectively, of revenue and had $465 and $503 of outstanding related party accounts receivable as of December 31, 2018 and 2017 related to the Reseller Agreement with NantHealth.
Sequencing Agreement with NantKwest, Inc.
On June 18, 2015, the Company entered into a genomic and proteomic sequencing agreement with NantKwest, Inc. (“NantKwest”), a company that is controlled by NantOmics’ Chairman and CEO. The Company is entitled to receive from NantKwest a fixed, per-sample fee, determined based on the type of services being provided. The Company invoices NantKwest on a monthly basis for services performed in the preceding month and invoices are payable within 30 days of receipt. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. For the years ended December 31, 2018 and December 31, 2017, the Company recognized related party revenue of $135 and $113, respectively, under this arrangement in the consolidated and combined statements of operations and comprehensive loss. The Company had $16 and $100 of outstanding related party accounts receivable as of December 31, 2018 and 2017 related to the sequencing services agreement.
Master Services Agreement with Altor BioScience Corporation
On October 10, 2016, the Company entered into a master services agreement (“MSA”) with Altor BioScience Corporation (“Altor”) for the provision of certain laboratory services by the Company to Altor, a subsidiary of NantCell. The MSA has an initial term of five years or until termination or expiration without renewal of the last work order still in effect at the end of five years after the effective date, whichever is longer and unless terminated sooner. All amounts invoiced to Altor by the Company are payable within 30 days of receipt. Under the MSA, Altor has granted to the Company an exclusive, perpetual and royalty free license to any and all rights, including intellectual property rights, arising in the performance of the services in certain diagnostic fields. The Company has not recognized any amounts related to the MSA in the consolidated and combined financial statements as of December 31, 2018 and December 31, 2017.
NantWorks Shared Service Agreement
The consolidated and combined financial statements include significant transactions with NantWorks involving services provided to the Company pursuant to a Shared Services Agreement, such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, facilities, procurement and travel, and corporate development and strategy. The costs of services have been directly charged or allocated to the Company by NantWorks using methods management believes are reasonable. These methods include reasonable estimates of percentages of NantWorks’ employees’ time or specific man hours, square footage percentage of shared facilities and infrastructure costs dedicated to the Company activities and specific reimbursement for services performed by third parties for NantWorks for the direct benefit of the Company. The Company was billed for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the employees providing the services. The Company incurred $1,679 and $2,230 of expenses during the years ended December 31, 2018 and December 31, 2017, respectively, related to general and administrative services provided by NantWorks and its affiliates under this agreement. Such charges and allocations are not necessarily indicative of what would have been incurred if the Company had hired a third party to perform these services.

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

Purchase of Property and Equipment
On June 24, 2016, the Company entered into an agreement with NantHealth UK, Ltd. (“NantHealth UK”), a wholly owned subsidiary of NantHealth, whereby the Company purchased storage and other computer equipment from NantHealth UK in exchange for a cash payment of $144. The purchase price represented the net book value of the equipment as of the effective date. The Company accounted for the asset acquisition at carryover basis because NantHealth UK and the Company are under common control. The amount owed to NantHealth UK is classified within related party payables on the consolidated balance sheet as of December 31, 2018 and December 31, 2017, respectively.
Sale of Fixed Assets
On April 30, 2018 and May 31, 2018 OncoPlex and NantOmics entered into an agreement and subsequent amendment whereby OncoPlex and NantOmics sold various fixed assets to an affiliate of the Company. The purchase price of $8,363 represented the net book value of the fixed assets as of the transaction date. The Company accounted for the asset sale at carryover basis because the affiliate to which the fixed assets were sold and the Company are under common control.
Related Party Notes Receivable
On September 4, 2015, Mox Networks, LLC (“Mox”), an affiliate of the Company, executed a demand promissory note in favor of the Company. The principal amount of the initial advance made by the Company to Mox totaled $10,000. On February 24 and March 8, 2016, the Company advanced an additional $5,559 and $14,000, respectively, to Mox under the demand promissory note executed on September 4, 2015. The note receivable bears interest at a per annum rate of 8.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. As of December 31, 2018, and December 31, 2017, the total interest receivable on this note was $7,112 and $4,595, respectively, and is included in related party notes receivable on the consolidated balance sheet. The unpaid principal and any accrued and unpaid interest on the note receivable are due and payable by Mox on demand by the Company. Mox may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of the Company.
The Company does not have any representation on Mox’s Board of Directors and does not otherwise have the power over the activities that most significantly impact its economic performance. As a result, while Mox is a variable interest entity, the Company is not considered the primary beneficiary of Mox. The unpaid principal and accrued and unpaid interest on the note receivable represents the Company’s maximum exposure to loss as of December 31, 2018 and December 31, 2017 as the Company had not committed to providing additional financial support to Mox. See Note 6 for disclosures related to the Company’s involvement with other variable interest entities.
On January 4, 2016, Nant Capital, LLC ("NantCapital"), an affiliate of the Company, executed a demand promissory note in favor of the Company. The principal amount of the advance made by the Company to NantCapital totaled $112,666. The note receivable bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. As of December 31, 2018 and 2017, the total interest receivable on this note was $17,708 and $11,500, respectively, and is included in related party notes receivable on the consolidated balance sheet. The unpaid principal and any accrued and unpaid interest on the note receivable are due and payable by NantCapital on demand by the Company in either (i) cash, (ii) equity of NantHealth, to the extent such equity is owned by NantCapital, (iii) Series A-2 units of the Company or (iv) any combination of the foregoing, all at the option of the Company. Subject to the preceding sentence, NantCapital may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of the Company.

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
As of December 31, 2017, the Company’s investment in NantHealth had a cost basis of $28,819 and a fair value of $8,843. The Company concluded that the unrealized $19,976 loss was other-than-temporary based on the decline in the fair value of NantHealth’s common stock since the investment was previously impaired as of December 31, 2016. As of December 31, 2018, the Company’s investment in NantHealth had a cost basis of $8,843 and a fair value of $1,578. The Company concluded that the unrealized $7,265 loss was other-than-temporary based on the decline in the fair value of NantHealth’s common stock since the investment was previously impaired as of December 31, 2017. The Company currently does not intend to dispose of its NantHealth common stock. The other-than-temporary impairments of $7,265 and $19,976 are classified within impairments on equity investments in the consolidated and combined statement of operations and comprehensive loss for the years ended December 31, 2018 and December 31, 2017, respectively.
Related Party Payables
As of December 31, 2018 and 2017, the Company had related party payables of $12,848 and $7,783, respectively. The related party payables balance at December 31, 2018 primarily consisted of $3,026 of borrowings from an affiliate, $2,729 owed to NantWorks pursuant to the Shared Services Agreement, and $6,733 for accrued and unpaid interest on the related party promissory notes. The related party payables balance at December 31, 2017 primarily consisted of $3,026 of borrowings from an affiliate, $1,826 owed to NantWorks pursuant to the Shared Services Agreement, and $2,322 for accrued and unpaid interest on the related party promissory notes.
Related Party Promissory Notes Payable
On May 1, 2014, the Company executed a convertible demand promissory note with NantWorks. The outstanding principal amount of advances made by the related party to the Company pursuant to these notes totaled $296 and $296 as of December 31, 2018 and 2017, respectively. On January 22 and March 30, 2016, the Company transferred to NantWorks marketable securities having a fair value of $8,730 and made a cash payment of $1,236 as a partial repayment of multiple advances made pursuant to the convertible demand promissory note in favor of NantWorks. The repayment amounts consisted of $9,483 of principal and $483 of accrued interest. The note bears interest at a per annum rate of 3.0%, compounded annually and computed on the basis of the actual number of days in a year. NantWorks may, at its sole discretion, and at any time, convert the aggregate amount of the unpaid principal and any accrued and unpaid interest on the convertible promissory note into equity securities of the Company. As of December 31, 2018 and 2017, the total interest outstanding on this note amounted to $25 and $16, respectively, and is included in related party payables in the consolidated balance sheets.
On September 14, 2016, the Company executed a demand promissory note with NantCapital. The principal amount of advances made by NantCapital to the Company pursuant to these notes totaled $86,349 and $61,388 as of December 31, 2018 and 2017, respectively. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of 365 or 366 days, as the case may be. As of December 31, 2018 and 2017, the total interest outstanding on this note amounted to $6,484 and $2,213, respectively, and is included in related party payables on the consolidated balance sheet.
On April 27, 2011, TRM executed a demand promissory note with an affiliate. The principal amount of the advance made by the related party to TRM totaled $75 as of December 31, 2018 and December 31, 2017. The note bears interest at a per annum rate of 5.0%, compounded annually. In December 2017, this note was assigned to NantOmics as part of the dissolution of TRM (see Note 5). As of December 31, 2018 and 2017, the total interest outstanding on this note amounted to $34 and $29, respectively, and is included in related party payables on the consolidated balance sheet.

NantOmics, LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(In thousands, except per unit amounts)

On January 24, 2017, the Company executed a demand promissory note with an affiliate. The principal amount of advances made by the affiliate to the Company pursuant to these notes totaled $1,160 as of December 31, 2018 and December 31, 2017. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of 365 or 366 days, as the case may be. As of December 31, 2018 and December 31, 2017, the total interest outstanding on this note amounted to $114 and $54 respectively, and is included in related party payables on the consolidated balance sheet.
On March 1, 2017, Liquid Genomics executed a promissory note with NantWorks. The principal amount of the advance made by the related party to Liquid Genomics totaled $250 as of December 31, 2017. The note bears interest at a per annum rate of 5.0%, compounded annually. As of December 31, 2017, the total interest outstanding on this note amounted to $10 and is included in related party payables on the consolidated balance sheet. On February 28, 2018, the Company sold its 100% interest in Liquid Genomics to NantHealth pursuant to an assignment agreement dated February 1, 2018 (see Note 3).
On September 1, 2018, NantOmics executed a demand promissory note with an affiliate. The principal amount of advances made by the affiliate to NantOmics pursuant to this note totaled $4,936 as of December 31, 2018. The note bears interest at a per annum rate of 5%, compounded annually and computed on the basis of 365 or 366 days, as the case may be. As of December 31, 2018, the total interest outstanding on this note amounted to $75, and is included in related party payables on the consolidated balance sheet.
The unpaid principal and any accrued and unpaid interest on the convertible promissory note and all of the promissory notes with the related parties are due and payable on demand. The Company and its subsidiaries may prepay the outstanding amounts at any time, either in whole or in part, without premium or penalty.
Deemed Capital Contribution by Parent
In 2018 and 2017, the Company benefited from the use of certain equipment owned by an entity controlled by NantWorks. The Company recorded a non-cash expense of $177 and $402 and a corresponding capital contribution on behalf of NantWorks in the consolidated and combined financial statements for the year ended December 31, 2018 and 2017, respectively. The amount of the expense represents the depreciation expense that the Company would have recognized had it owned such assets during the period of use.
Related Party Sublease Income
In January 2017, OncoPlex entered into a sublease agreement with Precision Biologics, Inc. ("Precision Biologics"),a related party, related to its Rockville, Maryland, laboratory and office space, with an initial lease from November 1, 2016 through March 31, 2022.  The sublease includes a portion of the premises consisting of approximately 3,758 rentable square feet of space.  The monthly base rent is $7 per month, with an annual 3% increase.  The lease was subsequently terminated on April 10, 2018. For the year ended December 31, 2018 and December 31, 2017, the Company recognized $28 and $97 in other income on the consolidated statement of operations under the sublease agreement.

14.	Subsequent Events

The Company has evaluated subsequent events through March 29, 2019, the date on which the consolidated and combined financial statements were available to be issued. There are no significant events that require disclosure in these consolidated and combined financial statements.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in our internal control over financial reporting related to our valuations of the Bookings Commitment liability and our related party equity method investment in NantOmics. As described below, we are implementing procedures to ensure that our disclosure controls and procedures are effective in the future.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are transacted in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2018 because of the material weakness described below.
A material weakness is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”
Management identified the following material weakness related to its valuations of the Bookings Commitment liability and the Company's related party equity method investment in NantOmics that has caused management to conclude that as of December 31, 2018, our internal control over financial reporting was not effective:

•
Management failed to design internal controls surrounding certain complex and non-recurring transactions that would support the identification of and consideration of all evidence in reaching certain accounting conclusions. Accordingly, management’s control activities did not effectively i) consider all required elements needed to support the measurement of fair value of a liability or ii) assess the reasonableness of assumptions underlying prospective financial information used in the fair value measurement of the Company’s investment in a related party.

Remediation Actions
The Company has implemented an agenda-driven meeting between Sales and Accounting leadership wherein specific elements of the Bookings Commitment (potential customers, amounts, expected dates and market factors) are discussed. This will allow for supporting evidence to be reviewed and the key unobservable inputs for management’s fair value measurement of the liability to be quantified. This new control will be performed at least quarterly and will engage key Company personnel to obtain measurement inputs as well as to integrate external economic data which impact the valuation.
The Company has implemented a control whereby the best available input assumptions and financial forecasts relative to NantOmics will be obtained timely so that detailed analyses of the Company’s investment in NantOmics can be assessed for impairment. Such analyses will require review and approval.
Changes in Internal Control Over Financial Reporting
Except for the identification of the material weakness described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders "Proxy Statement", which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

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

Exhibits Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37792	3.1	August 15, 2016

3.2	Amended and Restated Bylaws.	10-Q	001-37792	3.2	August 15, 2016

10.1.1+	Second Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of September 20, 2016, by and between the Registrant and NantOmics, LLC.	10-Q	001-37792	10.1	November 10, 2016

10.1.2+	Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of May 9, 2016, by and between the Registrant and NantOmics, LLC.	S-1/A	333-211196	10.1	June 1, 2016

10.2+	NantHealth License Agreement, dated June 19, 2015, by and between the Registrant and NantOmics, LLC, as amended.	S-1/A	333-211196	10.2	June 1, 2016

10.3#	2016 Equity Incentive Plan and form of agreement thereunder.	8-K	001-37792	10.1	June 11, 2018

10.4#	2016 Executive Incentive Compensation Plan.	S-1	333-211196	10.13	May 6, 2016

10.5	Amended and Restated Promissory Note, between Registrant and NantCapital LLC, dated May 9, 2016.	S-1/A	333-211196	10.18	May 11, 2016

10.6	Amended and Restated Promissory Note, between Registrant and NantOmics, LLC, dated May 23, 2016.	S-1/A	333-211196	10.19	May 24, 2016

10.7	Side Letter Agreement, between Registrant and NantWorks, LLC, dated May 22, 2016.	S-1/A	333-211196	10.21	May 23, 2016

10.8	Indenture, dated December 21, 2016, between NantHealth, Inc. and U.S. Bank National Association.	8-K	001-37792	10.2	December 21, 2016

10.9	Form of 5.50% Convertible Senior Note due 2021 (included in Exhibit 4.1).	8-K	001-37792	4.1	December 21, 2016

10.10	Purchase Agreement, dated December 15, 2016, by and among NantHealth, Inc. and J.P. Morgan Securities LLC and Jefferies LLC, as representative of the initial purchasers named therein.	8-K	001-37792	10.1	December 21, 2016

10.11	Purchase Agreement, dated December 15, 2016, by and between NantHealth, Inc. and Cambridge Equities, L.P..	8-K	001-37792	10.2	December 21, 2016

10.12	Second Amended and Restated Promissory Note, dated December 15, 2016, by and between NantHealth, Inc. and Nant Capital LLC.	8-K	001-37792	10.3	December 21, 2016

10.13	Asset Purchase Agreement dated as of August 3, 2017, between Allscripts Healthcare Solutions, Inc. and NantHealth Inc.	8-K	001-37792	2.1	August 31, 2017

10.14+	Amendment No.1 to Second Amended and Restated Reseller Agreement, dated December 18, 2017, by and between NantHealth, Inc. and NantOmics, LLC.	10-K	001-37792	10.14	March 16, 2018

10.15	Assignment Agreement, dated February 1, 2018, by and between the Company and NantOmics, LLC.	10-Q/A	001-37792	10.1	July 11, 2018

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith

10.16	Promissory note dated August 8, 2018, by the Company to the benefit of Nant Capital, LLC.	10-Q	001-37792	10.1	August 9, 2018

10.17#	Amended and Restated Consulting Agreement dated September 12, 2018, between the Company and Mr. Bob Petrou	10-Q	001-37792	10.2	November 21, 2018

10.18#	Transition Agreement and Release dated September 11, 2018, between the Company and Mr. Paul Holt	10-Q	001-37792	10.3	November 21, 2018

21.1	Subsidiaries					X

23.1	Consent of Ernst & Young LLP					X

23.2	Consent of Mayer Hoffman McCann, P.C.					X

23.3	Consent of Ernst & Young LLP					X

24.1	Power of Attorney (Contained on Signature Page to this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# Represents a management contract or compensatory plan.

+ Confidential treatment granted with respect to certain portions of this exhibit. Omitted portions filed separately with the Securities and Exchange Commission.

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

NantHealth, Inc.

Date:	March 29, 2019

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Patrick Soon-Shiong and Bob Petrou, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick Soon-Shiong	Chairman, Chief Executive Officer and Director	March 29, 2019
Patrick Soon-Shiong	(Principal Executive Officer)

/s/ Bob Petrou	Chief Financial Officer	March 29, 2019
Bob Petrou	(Principal Financial and Accounting Officer)

/s/ Ron Louks	Chief Operating Office and Director	March 29, 2019
Ron Louks

/s/ Michael S. Sitrick	Director	March 29, 2019
Michael S. Sitrick

/s/ Kirk K. Calhoun	Director	March 29, 2019
Kirk K. Calhoun

/s/ Michael Blaszyk	Director	March 29, 2019
Michael Blaszyk