Form 10-Q
period 2019-03-31
NantHealth, Inc.
filed 2019-05-09
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NH	Nasdaq Global Select Market
As of May 7, 2019, the registrant had 109,931,397 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended March 31, 2019

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, including, without limitation, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors,” contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report.

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Quarterly Report and are statements regarding our intent, belief, or current expectations, primarily based on our current assumptions, expectations and projections about future events and trends that may affect our business, financial conditions, operating results, cash flows or prospects, as well as related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report. We undertake no obligation to update any forward-looking statements for any reason, or to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,444	$18,305
Accounts receivable, net	15,288	15,286
Inventories	416	496
Related party receivables, net	735	1,007
Prepaid expenses and other current assets	5,264	4,350
Total current assets	34,147	39,444
Property, plant, and equipment, net	20,673	22,978
Goodwill	115,930	115,930
Intangible assets, net	62,416	64,703
Investment in related party	37,810	40,000
Related party receivable, net of current	1,603	1,611
Operating lease right-of-use assets	11,099	—
Other assets	1,566	1,671
Total assets	$285,244	$286,337

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,335	$1,650
Accrued and other current liabilities	15,293	13,832
Deferred revenue	16,892	16,263
Related party payables, net	4,856	4,791
Total current liabilities	39,376	36,536
Deferred revenue, net of current	7,091	6,704
Related party liabilities	19,313	17,708
Related party promissory note	112,666	112,666
Related party convertible note, net	8,494	8,378
Convertible notes, net	80,674	79,433
Deferred income taxes, net	2,600	2,437
Operating lease liabilities	12,404	—
Other liabilities	18,989	19,644
Total liabilities	301,607	283,506

Stockholders' equity (deficit)
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 109,921,647 and 109,491,277 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively (including 1 share of restricted stock at both dates)	11	11
Additional paid-in capital	887,963	887,289
Accumulated deficit	(904,045)	(884,122)
Accumulated other comprehensive loss	(292)	(347)
Total stockholders' equity (deficit)	(16,363)	2,831
Total liabilities and stockholders' equity (deficit)	$285,244	$286,337
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Software-as-a-service related	$17,802	$16,166
Software and hardware related	1,027	1,455
Maintenance	2,493	2,446
Total software-related revenue	21,322	20,067
Sequencing and molecular analysis	814	840
Home health care services	1,593	1,356
Total net revenue	23,729	22,263

Cost of Revenue:
Software-as-a-service related	5,752	6,602
Software and hardware related	785	885
Maintenance	270	215
Amortization of developed technologies	1,233	1,173
Total software-related cost of revenue	8,040	8,875
Sequencing and molecular analysis	2,427	1,431
Home health care services	823	762
Total cost of revenue	11,290	11,068

Gross Profit	12,439	11,195

Operating Expenses:
Selling, general and administrative	16,789	20,737
Research and development	5,080	5,151
Amortization of acquisition-related assets	1,054	1,054
Total operating expenses	22,923	26,942

Loss from operations	(10,484)	(15,747)
Interest expense, net	(4,414)	(4,197)
Other (expense) income, net	(2,505)	180
Loss from related party equity method investment	(2,210)	(3,261)
Loss from continuing operations before income taxes	(19,613)	(23,025)
Provision for (benefit from) income taxes	226	(1,050)
Net loss from continuing operations	(19,839)	(21,975)
Loss from discontinued operations, net of tax	(84)	(193)
Net loss	$(19,923)	$(22,168)

Net loss per share:
Continuing operations
Basic and diluted - common stock	$(0.18)	$(0.20)
Discontinued operations
Basic and diluted - common stock	$—	$—
Total net loss per share
Basic and diluted - common stock	$(0.18)	$(0.20)

Weighted average shares outstanding:
Basic and diluted - common stock	109,904,336	108,579,271

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net loss	$(19,923)	$(22,168)
Other comprehensive income from foreign currency translation gain	55	110
Total other comprehensive income	55	110
Comprehensive loss	$(19,868)	$(22,058)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NantHealth, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2017	108,383,602	$10	$886,669	$(693,233)	$(144)	$193,302
Modified retrospective adjustment on adoption of ASC 606	—	—	—	1,263	—	1,263
Stock-based compensation	—	—	2,655	—	—	2,655
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	208,344	—	(339)	—	—	(339)
Assignment of NantHealth Labs (see Note 20)	—	—	(3,785)	—	—	(3,785)
Other comprehensive income	—	—	—	—	110	110
Net loss	—	—	—	(22,168)	—	(22,168)
Balance at March 31, 2018	108,591,946	$10	$885,200	$(714,138)	$(34)	$171,038

Balance at December 31, 2018	109,491,277	$11	$887,289	$(884,122)	$(347)	$2,831
Stock-based compensation	—	—	707	—	—	707
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	430,370	—	(53)	—	—	(53)
Assignment of NantHealth Labs (see Note 20)	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	55	55
Net loss	—	—	—	(19,923)	—	(19,923)
Balance at March 31, 2019	109,921,647	$11	$887,963	$(904,045)	$(292)	$(16,363)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,923)	$(22,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,819	5,297
Amortization of debt discounts and deferred financing offering cost	1,357	1,194
Change in fair value of derivatives liability	—	(1)
Change in fair value of Bookings Commitment	2,494	—
Stock-based compensation	650	2,718
Deferred income taxes, net	164	(1,177)
Provision for bad debt expense	10	36
Loss from related party equity method investment	2,210	3,261
Changes in operating assets and liabilities, net of business combinations and divestitures:
Accounts receivable, net	(12)	928
Inventories	80	34
Related party receivables, net	280	(37)
Prepaid expenses and other current assets	(1,100)	538
Deferred implementation costs	—	(13)
Accounts payable	685	495
Accrued and other current liabilities	(80)	(6,769)
Deferred revenue	1,016	(588)
Related party payables, net	1,727	2,720
Change in operating lease right-of-use assets and liabilities	(51)	—
Other operating assets and liabilities	(159)	239
Net cash used in operating activities	(4,833)	(13,293)
Cash flows from investing activities:
Purchases of property and equipment including internal use software	(973)	(460)
Assignment of NantHealth Labs (formerly Liquid Genomics), net of cash assigned (see Note 20)	—	68
Net cash used in investing activities	(973)	(392)
Cash flows from financing activities:
Tax payments related to stock issued, net of stock withheld, for vested equity awards	(58)	(339)
Net cash used in financing activities	(58)	(339)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(110)
Net decrease in cash, cash equivalents and restricted cash	(5,861)	(14,134)
Cash, cash equivalents and restricted cash, beginning of period (1)	19,441	62,010
Cash, cash equivalents and restricted cash, end of period (1)	$13,580	$47,876

NantHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Interest received	—	1
Noncash investing and financing activities:
Purchases of property and equipment including internal use software	57	1,570
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
(1) Cash and cash equivalents included restricted cash of $1,136 and $1,136 at December 31, 2018 and March 31, 2019, respectively, included in Other assets and $350 and $1,486 at December 31, 2017 and March 31, 2018, respectively. Restricted cash consists of funds that are contractually restricted as to usage or withdrawal related to the Company's security deposits in the form of standby letters of credit for leased facilities. No amounts have been drawn upon the letters of credit as of March 31, 2019.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1. Description of Business and Basis of Presentation
Nature of Business
Nant Health, LLC was formed on July 7, 2010, as a Delaware limited liability company. On June 1, 2016, Nant Health, LLC converted into a Delaware corporation (the “LLC Conversion”) and changed its name to NantHealth, Inc. (“NantHealth”). NantHealth, together with its subsidiaries (the “Company”), is a healthcare IT company converging science and technology. The Company works to transform clinical delivery with actionable clinical intelligence at the moment of decision, enabling clinical discovery through real-time machine learning systems. The Company markets certain of its solutions as a comprehensive integrated solution that includes its molecular sequencing and analysis services, clinical decision support, and payer engagement solutions. The Company also markets molecular sequencing and analysis services, clinical decision support, payer engagement and connected care solutions. NantHealth is a majority-owned subsidiary of NantWorks, LLC (“NantWorks”), which is a subsidiary of California Capital Equity, LLC (“Cal Cap”). The three companies were founded by and are led by Dr. Patrick Soon-Shiong.

On August 25, 2017, the Company sold substantially all of the assets of the Company’s provider/patient engagement solutions business (see Note 4). The sale enabled the Company to focus on its core competencies of genomic sequencing, clinical decision support, connected care, and payer engagement.
As of March 31, 2019, the Company conducted the majority of its operations in the United States, the United Kingdom, Singapore and Canada.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of NantHealth and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operations. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2018. The results of operations of the entities disposed of are included in the unaudited Condensed Consolidated Financial Statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited Consolidated Financial Statements at that date, without retrospective application of ASC 842, Leases. The balance sheets do not include all of the disclosures required by GAAP. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
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
Note 2. Summary of Significant Accounting Policies
There have been no significant changes to the accounting policies as disclosed in the Company's Annual Report on Form 10-K, apart from the application of the new lease reporting standard issued by FASB as Accounting Standards Codification ("ASC") 842, Leases, and the new accounting guidance applicable to non-employee stock compensation, released as Accounting Standards Update ("ASU") No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, described below. The other accounting policies, including the accounting policy for leases and non-employee stock compensation, applied to periods before January 1, 2019, are described in the Company’s Annual Report on Form 10-K.
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
Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on the consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company's leases do not provide an implicit rate; therefore, the Company uses the incremental borrowing rate based on the information available at commencement date, or at January 1, 2019 for the Company's leases on transition to ASC 842, in determining the present value of future payments. The operating lease ROU asset excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. For data center leases and real estate leases, the Company accounts for the lease and non-lease components as a single lease component.

The Company treats data center leases with lease terms of less than one year as short-term leases and recognizes the lease expense straight-line over the lease term.
Stock-Based Compensation

The Company accounts for stock-based compensation arrangements issued to nonemployees using the fair value approach prescribed by ASC 505-50, Equity-Based Payments to Non-Employees. Following the implementation of ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the value of nonemployee stock-based compensation is recorded by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the nonemployee provides the services.
Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASC 842, which is aimed at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases previously accounted for as operating leases. This led to the recognition upon adoption, of operating lease liabilities of $12,703, the short-term portion of which, $1,624 was recorded in accrued and other current liabilities. Operating lease right-of-use assets of $9,724 were recognized. The Company applied the new lease standard at the adoption date and did not restate comparative periods. There was no cumulative-effect adjustment recognized in retained earnings in the period of adoption. On adoption, the Company elected the package of transition practical expedients and therefore did not reassess: whether expired or existing contracts are or contain leases; the lease classification of expired or existing leases; initial direct costs for any existing leases (see Note 14.).

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to simplify accounting for non-employee stock-based compensation. The Company applied the new guidance to equity-classified nonemployee awards for which a measurement date had not been established, which were valued at adoption date fair value, there was no cumulative-effect adjustment to the Company's accumulated deficit.

Effective January 1, 2019, the Company adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The Company adopted this standard on January 1, 2019 with no impact on the consolidated financial statements.

The SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, effective for filings submitted on or after November 5, 2018. The guidance extended to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04 to disclose changes in shareholders' equity. Under the requirements in SEC Regulation S-X, Rules 8-03(a)(5) and 10-01(a)(7), as amended by this new guidance, registrants must now analyze changes in shareholders' equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The Company has presented a separate Condensed Consolidated Statements of Stockholders' Equity (Deficit) to satisfy this new disclosure requirement.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, nor are believed by management to have, a material impact on the Company's present or future Consolidated Financial Statements.
Upcoming Accounting Standard Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard provides guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor, i.e. a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This ASU will become effective for annual periods beginning January 1, 2020, early adoption is permitted and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is still evaluating the impact of this ASU.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of ASU No. 2017-04, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This ASU will become effective for the Company's annual and interim goodwill impairment tests beginning in the first quarter of 2020, and early adoption is permitted. The Company is still evaluating the impact of this ASU.

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

Note 3. Revenue Recognition

Contract Balances

The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. There were revenues of $5,611 and $4,070 recognized during the three months ended March 31, 2019 and 2018, respectively, that were included in the deferred revenue balance at the beginning of the respective period.

Contract assets are recognized when a contractual performance obligation has been satisfied, but payment is not due until the completion of additional performance obligations, or the right to receive payment becomes unconditional. Contract assets increased to $1,006 at March 31, 2019 from $434 at December 31, 2018, due to fulfillment of performance obligations.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

administrative expenses. The value of these assets was $1,023 at March 31, 2019 and $1,163 at December 31, 2018, and amortization during the three months ended March 31, 2019 and 2018 was $187 and $35, respectively.

Performance Obligations

As of March 31, 2019, the Company has allocated a total transaction price of $16,709 to unfulfilled performance obligations that are expected to be fulfilled within three years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.
Note 4. Discontinued Operations
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

Allscripts conveyed to the Company 15,000,000 shares of Company's common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the acquired Business upon Disposition. Allscripts paid the Company $1,742 of cash consideration as an estimated working capital payment, and the Company recorded a receivable of $1,021 related to final working capital adjustments. The Company was also responsible for fulfilling certain customer service obligations of the Business post-closing. As of December 31, 2018, the Company accrued $1,372 in accrued and other current liabilities for these obligations, which included estimates for certain unresolved items. These and certain other outstanding amounts were settled by agreement of March 18, 2019 with a net payment to the Company from Allscripts of $435.

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement. As of March 31, 2019 and December 31, 2018, the estimated fair value was $19,441 and $16,947, respectively.
Note 5. Accounts Receivable, net
Accounts receivable are included on the Condensed Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2019 and December 31, 2018 was $165 and $163, respectively.
Note 6. Inventories
Inventories as of March 31, 2019 and December 31, 2018 consisted of $416 and $496 of finished goods, respectively.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 7. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

Prepaid expenses	$1,591	$1,485
Insurance receivable	1,802	306
Other current assets	1,871	2,559
Prepaid expenses and other current assets	$5,264	$4,350

Accrued and other current liabilities of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

Payroll and related costs	$5,168	$5,803
NaviNet acquisition accrued earnout	425	1,700
Litigation expense payable	1,802	410
Operating lease liabilities	1,687	—
Other accrued and other current liabilities	6,211	5,919
Accrued and other current liabilities	$15,293	$13,832

Note 8. Property, Plant, and Equipment, net
Property, plant and equipment, net as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

Computer equipment and software	$14,169	$14,058
Furniture and equipment	3,739	3,732
Leasehold and building improvements	7,463	7,450
Property, plant, and equipment, excluding internal use software	25,371	25,240
Less: Accumulated depreciation and amortization	(18,686)	(17,884)
Property, plant and equipment, excluding internal use software, net	6,685	7,356
Internal use software	31,784	31,565
Construction in progress - Internal use software	1,577	903
Less: Accumulated depreciation and amortization, internal use software	(19,373)	(16,846)
Internal use software, net	13,988	15,622
Property, plant, and equipment, net	$20,673	$22,978

Depreciation and amortization expense from continuing operations was $3,346 for the three months ended March 31, 2019, of which $2,547 related to internal use software costs. Depreciation and amortization expense from continuing operations was $3,070 for the three months ended March 31, 2018, of which $2,126 related to internal use software costs.

Amounts capitalized to internal use software for the three months ended March 31, 2019 and 2018 were $912 and $1,626, respectively.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 9. Intangible Assets, net
The Company’s definite-lived intangible assets as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

Customer relationships	$52,000	$52,000
Developed technologies	36,700	36,700
Trade name	3,000	3,000
	91,700	91,700
Less: Accumulated amortization	(29,284)	(26,997)
Intangible assets, net	$62,416	$64,703

Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three months ended March 31, 2019 and 2018 was $2,287 and $2,227, respectively.
At February 28, 2018, the Company recorded $4,700 of definite-lived intangible assets and accumulated amortization of $271 related to the assignment of NantHealth Labs (see Note 20). These intangibles are amortized over a period of thirteen years.
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of March 31, 2019 is as follows:

Amounts
Remainder of 2019	$6,862
2020	8,400
2021	8,400
2022	8,400
2023	3,828
Thereafter	26,526
Total future intangible amortization expense	$62,416
Note 10. Goodwill
Goodwill as of March 31, 2019 and December 31, 2018 was $115,930.
On February 28, 2018, the Company recognized $1,305 of goodwill related to the assignment of NantHealth Labs (see Note 20).
Goodwill acquired in a business combination is tested for impairment annually as of October 1, or between annual tests when an impairment indicator exists.
Note 11. Investments
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

At December 31, 2018 and September 30, 2018, the Company determined that other than temporary impairments of $14,768 and $80,444, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill. The decline in fair value at December 31, 2018 was primarily caused by altered pricing assumptions for the reseller agreement between the Company and NantOmics. The decline in fair value at September 30, 2018, was primarily caused by changes in projected GPS Cancer revenue, due to delays in the Company’s GPS Cancer revenue growth and changes in the risk profile of the financial projections for NantOmics. The Company based its financial projections on information that the Company believed was reasonable; however, actual results may differ materially from those projections. The other than temporary impairments were based on judgments and estimates that were forward looking in nature and it is reasonably possible that the estimate of the impairments of the equity method investment in NantOmics will change in the near term due to the following: actual NantOmics cash distribution is materially lower than expected, significant adverse changes in NantOmics' operating environment, increase in the discount rate, and changes in other key assumptions. Risks and uncertainties are related to assumptions regarding future financial performance, commercial acceptance of product and service offerings, risk of reimbursement for the Company’s sequencing and molecular analysis solution, developments in the healthcare and molecular diagnostics industry, NantOmics' ability to integrate its business acquisitions, regulatory risks, and other general business risks including unanticipated adverse changes in NantOmics' operating environment.

At February 28, 2018, the Company transferred 9,088,362 of the Series A-2 units to NantOmics as consideration for the assignment of NantHealth Labs, Inc. (see Note 20). An additional 564,779 units were transferred by May 31, 2018. This reduced NantHealth's ownership of NantOmics to approximately 13.58%.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. For the three months ended March 31, 2019 and March 31, 2018, the Company recognized equity losses of $2,210 and $3,261, respectively.

The Company used the following summarized financial information for NantOmics for the three months ended December 31, 2018 and 2017, to record its equity method losses for the three months ended March 31, 2019 and 2018:

	Trailing three months ended December 31
	2018	2017
Revenues	$1,746	$1,385
Gross loss	(520)	(4,269)
Loss from operations	(6,884)	(13,454)
Impairment on equity investments	(12,265)	(19,976)
Net loss	(17,851)	(31,959)
Net loss attributable to NantOmics	(17,752)	(31,420)
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

As of March 31, 2019 and December 31, 2018, IOBS was considered a variable interest entity. The Company is not the primary beneficiary of IOBS because it only has the right to elect two of five directors. All major decisions of IOBS require the majority vote by the members of the board of directors, including decisions made to manage the business including hiring and firing of officers and other critical management functions. Therefore, the Company does not consolidate IOBS.

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
As of March 31, 2019, the remaining life of the Convertible Notes is approximately 33 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

	Related party	Others	Total
Balance as of March 31, 2019
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,506)	(16,326)	(17,832)
Net carrying amount	$8,494	$80,674	$89,168

Balance as of December 31, 2018
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,622)	(17,567)	(19,189)
Net carrying amount	$8,378	$79,433	$87,811

The following tables set forth the Company's interest expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended March 31, 2019
	Related party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471
Amortization of debt discounts	113	1,088	1,201
Amortization of deferred financing offering costs	3	154	157
Total convertible notes interest expense	$253	$2,576	$2,829

	Three Months Ended March 31, 2018
	Related party	Others	Total

Accrued coupon interest expense	$137	$1,334	$1,471
Amortization of debt discounts	100	957	1,057
Amortization of deferred financing offering costs	3	135	138
Total convertible notes interest expense	$240	$2,426	$2,666

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 13. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and cash equivalents	$12,444	$12,444	$—	$—
Liabilities
Bookings Commitment	19,441	—	—	19,441

	December 31, 2018
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and cash equivalents	$18,305	$18,305	$—	$—
Liabilities
Bookings Commitment	16,947	—	—	16,947

The Company’s intangible assets and goodwill are initially measured at fair value and any subsequent adjustment to the initial fair value occurs only if an impairment charge is recognized. Cash is valued at nominal value. The fair values of the Company’s marketable securities and cash equivalents (consisting of mainly money market accounts) are based on quoted market prices in active markets with no valuation adjustment.
Level 3 Inputs

Bookings Commitment

The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business (see Note 4), using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 15% and 18% at March 31, 2019 and between 17% and 20% at December 31, 2018. The change in fair value is recorded as an unrealized gain or loss through earnings within other (expense) income, net in the Company's Condensed Consolidated Statements of Operations.

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

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2019:

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	December 31, 2018	Additions	Change in fair value	March 31, 2019
Bookings Commitment	$16,947	$—	$2,494	$19,441
Fair Value of Convertible Notes held at amortized cost
As of March 31, 2019 and December 31, 2018, the fair value and carrying value of the Company's Convertible Notes were:

	Fair value	Carrying value	Face value
5.5% convertible senior notes due December 15, 2021:
Balance as of March 31, 2019
Related party	$5,992	$8,494	$10,000
Others	58,125	80,674	97,000
	$64,117	$89,168	$107,000
Balance as of December 31, 2018
Related party	$5,879	$8,378	$10,000
Others	57,031	79,433	97,000
	$62,910	$87,811	$107,000

The fair value shown above represents the fair value of the debt instrument, inclusive of both the debt and equity components, but excluding the derivative liability. The carrying value represents only the carrying value of the debt component.

The fair value of the Convertible Notes was determined by unobservable inputs that are supported by minimal non-active market activity and that are significant to determining the fair value of the debt instrument. The fair value is level 3 in the fair value hierarchy.
14. Leases
The Company has operating leases for corporate offices, data centers, and certain equipment. The Company's leases have remaining lease terms of one year to ten years years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. NantWorks, a related party, subleases one of the Company's data centers on the same terms the Company agreed with the lessor. Options to extend are included in the lease term where the Company is reasonably certain to exercise the options. Variable payments on the Company's leases are expensed as incurred, as they do not depend on an index, or rate. The Company concluded certain leases for data centers had a term of less than 1 year at inception, as arrangements are only renewed following marketplace assessments and negotiations with vendors.

The Company's leases do not indicate the rate implicit in the lease. As such, the Company has used its incremental borrowing rate, determined based on market indications of the rate at which the Company could borrow, adjusted for the term, value and payment schedule of individual leases, at the effective date for ASC 842 or at the lease commencement date for leases entered into after January 1, 2019.

Lease expense, charged to selling, general and administrative expense, for the three months ended March 31, 2019 consisted of:

Three Months Ended March 31,
2019
Operating lease cost	$636
Short-term lease cost	276
Variable cost	79
Sublease income	(52)
Total lease cost	$939

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

For the three months ended March 31, 2018, rental expense was charged to selling, general and administrative expense in the amount of $964.

Other information regarding the Company's leases:

Three Months Ended March 31,
2019
Operating cash flows for operating leases	$(633)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,837
Operating lease liabilities arising from obtaining right-of-use assets	$1,837
Weighted average remaining lease term - operating leases	6.4 years
Weighted average discount rate - operating leases	11%

As of December 31, 2018, the Company had no material capital leases and the remaining lives of its operating leases ranged from one to ten years.

Future minimum lease payments under the Company's operating leases at March 31, 2019 were:

Maturity Analysis	Amounts
2019	$2,301
2020	3,189
2021	3,040
2022	3,081
2023	3,122
Thereafter	5,031
Total future minimum lease payments	19,764
Less imputed interest	(5,673)
Total	$14,091
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$1,687
Operating lease liabilities	12,404
$14,091
Note 15. Commitments and Contingencies
The Company's principal commitments consist of obligations under its outstanding debt obligations, non-cancelable leases for its office space, data centers and certain equipment and vendor contracts to provide research services, and purchase obligations under license agreements and reseller agreements.
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
Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. ("Deora") In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with our founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. In September 2018, the lead plaintiffs filed a motion for certification of two plaintiff classes. In April 2019, Defendants filed an opposition to class certification. We believe that the claims lack merit and intend to vigorously defend the litigation.

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

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery.  The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as in re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint. In January 2019, the defendants filed their opening brief in support of the motion to dismiss the amended complaint. We believe that the claims lack merit and intend to vigorously defend the litigation.

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

In its Verified Complaint, and a contemporaneous notice of default that the Company disputed, PayPal alleges that the Company breached the Sublease Agreement. In addition, PayPal asserts claims for breach of the covenant of good faith and fair dealing, and violations of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and seeks a declaratory judgment recognizing and enforcing the terms of the Sublease Agreement. Among other relief, PayPal seeks damages, treble damages, interest, costs, and attorneys’ fees. PayPal has recently asserted that its damages are in excess of $3 million.

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

On April 4, 2019, PayPal filed a motion to add NantWorks, LLC as a defendant in the litigation, which motion was filed together with the Company's opposition. The court denied PayPal's motion on April 16, 2019.

The parties are currently engaged in discovery, including non-party discovery.

The Company denies any liability to PayPal and intends to vigorously defend the action.
Note 16. Income Taxes
The provision for income taxes for the three months ended March 31, 2019 was an expense of $226. For the three months ended March 31, 2018 the benefit for income taxes was $1,050. The tax provision for income taxes for the three months ended March 31, 2019 and the benefit from income taxes for the three months ended March 31, 2018 included an income tax provision for the consolidated group based on an estimated annual effective tax rate.

The effective tax rate for the three months ended March 31, 2019 was 1.12%. The effective tax rate for the three months ended March 31, 2018 was a benefit of 4.56%. The effective tax rates for the three months ended March 31, 2019 and March 31, 2018 differed from the U.S. federal statutory rates of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income tax rate differential and the impact of valuation allowance on its deferred tax assets.

The Company has evaluated all available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. If/when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2013 or prior, however, its tax attributes, such as net operating loss (“NOL”) carryforwards and tax credits, are still subject to examination in the year they are used.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 17. Stockholders’ Equity (Deficit)
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of March 31, 2019 and December 31, 2018, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of March 31, 2019, and December 31, 2018, there were no outstanding shares of preferred stock.
Note 18. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2019	2018
Restricted Stock:
Research and development	$—	$25
Phantom units:
Cost of revenue	22	132
Selling, general and administrative	22	253
Research and development	(13)	174
Total phantom units stock-based compensation expense	31	559
Restricted Stock Units:
Cost of revenue	3	9
Selling, general and administrative	606	1,954
Research and development	10	78
Total restricted stock units stock-based compensation expense	619	2,041
Total stock-based compensation expense	650	2,625
Amount capitalized to internal-use software	57	105
Total stock-based compensation cost	$707	$2,730
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
As of December 31, 2015, and through the date of the LLC Conversion, the Company had 3,470,254 Series C units outstanding.
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
Phantom Unit Plan
On March 31, 2015, the Company approved the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”). The maximum number of phantom units that may be issued under the Phantom Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. As of March 31, 2019, there were 283,852 phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018.

The following table summarizes the activity related to the unvested phantom units during the three months ended March 31, 2019:

	Number of Units	Weighted Average Grant date value per phantom unit
Unvested phantom units outstanding December 31, 2018	588,852	$14.95
Vested	(287,500)	$15.79
Forfeited	(17,500)	$14.05
Unvested phantom units outstanding - March 31, 2019	283,852	$14.16

The Company has previously granted phantom units to employees of related companies who are providing services to the Company under the shared services agreement with NantWorks (see Note 20) as well as certain consultants of the Company. No phantom units were granted during the three months ending March 31, 2019 or 2018. Stock-based compensation expense for the phantom units issued to these participants is re-measured at the end of each reporting period until the awards vest. All other grants of phantom units have been made to employees of the Company. The Company uses the accelerated attribution method to recognize expense for all phantom units since the awards’ vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.

As of March 31, 2019, the Company had $592 of unrecognized stock-based compensation expense related to phantom units which will be recognized over a weighted-average period of 1.0 year. Of that amount, $484 of unrecognized expense is related to employee grants with a weighted-average period of 1.0 year and $108 of unrecognized expense is related to non-employee grants with a weighted-average period of 1.0 year.

During the three months ended March 31, 2019, the Company issued 191,075 shares, of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 96,358 shares, to satisfy tax withholding obligations. The Company made cash payments of $52 to cover employee withholding taxes upon the settlement of these vested phantom units during the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company also cash-settled 67 vested phantom units held by participants of the Phantom Unit Plan based outside of the United States and to pay cash in lieu of fractional shares for vested units held by participants based in the United States.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

2016 Equity Incentive Plan
In May and June of 2016, the Company’s Board of Directors adopted, and the Company’s stockholders approved the 2016 Equity Incentive Plan (the "2016 Plan”) in connection with the Company’s IPO. The 2016 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants.

In April 2018, the Company’s Board of Directors adopted, and, in June 2018, the Company’s stockholders approved an amendment to the 2016 Plan, to reserve a further 6,800,000 shares of common stock for issuance pursuant to the 2016 Plan. Following the approval of the amendment, a total of 12,800,000 shares of common stock were reserved for issuance pursuant to the 2016 Plan.
Restricted Stock
The Company issued 10,462 shares of restricted stock under the 2016 Plan on June 1, 2016, in connection with the conversion of the Series C units. No units were vested and converted into unrestricted common stock during the three months ending March 31, 2019 or 2018. As of March 31, 2019, there were no shares of restricted stock outstanding under the 2016 plan. As of December 31, 2018, there were 3,490 shares of restricted stock outstanding under the 2016 Plan.
Restricted Stock Units

The Company intends to settle all vested restricted stock unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018.

The following table summarizes the activity related to the unvested restricted stock units during the three months ended March 31, 2019:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding - December 31, 2018	1,812,961	$2.74
Granted	60,000	$0.98
Vested	(38,967)	$1.65
Forfeited	(43,812)	$3.39
Unvested restricted stock units outstanding - March 31, 2019	1,790,182	$2.66
Unrecognized compensation expense related to unvested restricted stock units was $2,768 at March 31, 2019, which is expected to be recognized as expense over the weighted-average period of 1.4 years.

During the three months ended March 31, 2019, the Company issued 23,967 shares, of common stock to participants of the 2016 Plan based in the United States.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 19. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock and redeemable common stock for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	Common Stock	Common Stock
Net loss per share numerator:
Net loss from continuing operations	$(19,839)	$(21,975)
Net loss from discontinued operations	(84)	(193)
Net loss for basic and diluted net loss per share	$(19,923)	$(22,168)
Weighted-average shares for basic net loss per share	109,904,336	108,579,271
Effect of dilutive securities	—	—
Weighted-average shares for dilutive net loss per share	109,904,336	108,579,271
Basic and diluted net loss per share from continuing operations	$(0.18)	$(0.20)
Basic and diluted net loss per share from discontinued operations	$—	$—
Basic and diluted total net loss per share	$(0.18)	$(0.20)
The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2019	2018
Unvested restricted stock	1	3,490
Unvested phantom units	283,852	938,065
Unvested restricted stock units	1,790,182	2,916,121
Unexercised stock options	—	500,000
Convertible notes	8,815,655	8,815,655

Note 20. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three months ended March 31, 2019 and March 31, 2018, the Company incurred $364 and $1,043, respectively of expenses related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. Additionally, the Company incurred $210 of expenses during the three months ended March 31, 2019, related to research and development services provided by NantWorks and affiliates.
Related Party Receivables and Payables

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

As of March 31, 2019, and December 31, 2018, the Company had related party receivables, net of related party payables of $2,338 and $2,618, respectively, primarily consisting of a receivable from Ziosoft KK of $1,915 at both dates, which was related to the sale of Qi Imaging. As of March 31, 2019, and December 31, 2018, the Company had related party payables, net of receivables balances, and related party liabilities of $24,169 and $22,499, respectively, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below) and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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
On April 23, 2019, the Company and NantOmics executed Amendment No. 2 to the Second Amended Reseller Agreement. The Second Amended Reseller Agreement was amended to set a fixed fee with respect to services completed by NantOmics between the amendment effective date and the end of the Initial Term, December 31, 2020.
As of March 31, 2019, and December 31, 2018, the Company has $301 and $394, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three months ended March 31, 2019, direct costs of $1,068 were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three months ended March 31, 2018, direct costs of $1,176 were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge, an entity affiliated with the Company's Chairman and CEO Dr. Patrick Soon-Shiong, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 12). The accrued and unpaid interest on the Convertible Notes held by Cambridge was $162 and $24 at March 31, 2019 and December 31, 2018, respectively, as part of current related party liabilities on the Condensed Consolidated Balance Sheet.

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

Under these agreements, the Company recorded $349 and $45 of revenue during the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, the Company has $260 of accounts receivable from related parties and $106 of deferred revenue due to these agreements.

NantHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note were originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes (see Note 12). No other terms of the promissory note were changed. As of March 31, 2019, and December 31, 2018, the total principal and interest outstanding on the note amounted to $131,979 and $130,374, respectively. The accrued and unpaid interest on the note was $19,313 and $17,708, respectively, as of March 31, 2019 and December 31, 2018, as part of noncurrent related party liabilities on the Condensed Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval, and as of March 31, 2019, there was no outstanding balance on the promissory note.
On August 8, 2018, the Company executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, with interest payments on outstanding amounts due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows the Company to request advances, up to a maximum commitment of $100,000. Advances can be requested of up to $10,000 per calendar quarter until March 31, 2019 and, following that, up to $20,000 per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes (see Note 12). The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At March 31, 2019, the Company was in compliance with the covenants.
Note 21. Subsequent Events
On May 6, 2019, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. If we fail to regain compliance with the minimum bid price requirement, our stock may be delisted.

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
We market certain of our solutions as a comprehensive integrated solution that includes our molecular sequencing and analysis services, Clinical Decision Support, and Payer Engagement solutions. We also market our molecular sequencing and analysis services, Clinical Decision Support, Payer Engagement and Connected Care solutions on a stand-alone basis. To accelerate our commercial growth and enhance our competitive advantage, we intend to continue to:
•introduce new marketing, education and engagement efforts and foster relationships across the oncology community to drive adoption of molecular sequencing and analysis services;
•pursue reimbursement of molecular sequencing and analysis services from regional and national third-party payers and government payers;
•publish scientific and medical advances;
•strengthen our commercial organization to increase our NantHealth solutions client base and to broaden usage of our solutions by existing clients; and
•develop new features and functionality for NantHealth solutions to address the needs of current and future healthcare provider and payer, self-insured employer and biopharmaceutical company clients.
Since our inception, we have devoted substantially all of our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch and expansion of our molecular sequencing and analysis business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of March 31, 2019, our accumulated deficit was approximately $904.0 million. We expect to continue to incur operating losses over the near term as we drive adoption of our molecular sequencing and analysis solutions (including GPS Cancer), expand our commercial operations, and invest further in NantHealth solutions.
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

The following table reconciles Net loss from continuing operations to Net loss from continuing operations - Non-GAAP and Shares outstanding to Shares outstanding - Non-GAAP for the three months ended March 31, 2019 and 2018 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2019	2018
Net loss from continuing operations	$(19,839)	$(21,975)
Adjustments to GAAP net loss:
Loss from related party equity method investment	2,210	3,261
Stock-based compensation expense from continuing operations	650	2,718
Acquisition related sales incentive	—	145
Change in fair value of derivatives liability	—	(1)
Change in fair value of Bookings Commitment	2,494	—
Noncash interest expense related to convertible notes	1,357	1,194
Intangible amortization from continuing operations	2,287	2,227
Securities litigation costs	—	73
Tax provision (benefit) resulting from certain noncash tax items	111	(1,123)
Total adjustments to GAAP net loss from continuing operations	9,109	8,494
Net loss - Non-GAAP from continuing operations	$(10,730)	$(13,481)

Weighted average shares outstanding	109,904,336	108,579,271

Net loss per share from continuing operations - Non-GAAP	$(0.10)	$(0.12)

The following table reconciles net loss from continuing operations per common share to net loss per common share from continuing operations Non-GAAP for the three months ended March 31, 2019 and 2018 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2019	2018
Net loss per common share from continuing operations	$(0.18)	$(0.20)
Adjustments to GAAP net loss per common share from continuing operations:
Loss from related party equity method investment	0.02	0.03
Stock-based compensation expense from continuing operations	0.01	0.03
Acquisition related sales incentive	—	—
Change in fair value of derivatives liability	—	—
Change in fair value of Bookings Commitment	0.02	—
Noncash interest expense related to convertible notes	0.01	0.01
Intangible amortization from continuing operations	0.02	0.02
Securities litigation costs	—	—
Tax provision (benefit) resulting from certain noncash tax items	—	(0.01)
Total adjustments to GAAP net loss per common share from continuing operations	0.08	0.08
Net loss per common share from continuing operations - Non-GAAP	$(0.10)	$(0.12)

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

Other Income (Expense), net
Other income (expense), net consists primarily of unrealized and realized gains (losses), change in the fair value of Bookings Commitment, dividend income on our cash equivalent financial instruments, change in fair value of derivative liability, impairment of equity securities and other non-recurring items.
Loss from Equity Method Investment
Loss from equity method investment consists of our pro rata share of losses of a company that we own an ownership interest in and account for under the equity method of accounting. We regularly evaluate our investments, which are not carried at fair value, for other than temporary impairment in accordance with U.S. GAAP.
Provision for (Benefit from) Income Taxes
Provision for income taxes consists of U.S. federal and state and foreign income taxes. We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. To date, we have no significant U.S. federal, state and foreign cash income taxes because of our current and accumulated net operating losses.
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

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2019	2018
Revenue:
Software-as-a-service related	$17,802	$16,166
Software and hardware related	1,027	1,455
Maintenance	2,493	2,446
Total software-related revenue	21,322	20,067
Sequencing and molecular analysis	814	840
Home health care services	1,593	1,356
Total net revenue	23,729	22,263

Cost of Revenue:
Software-as-a-service related	5,752	6,602
Software and hardware related	785	885
Maintenance	270	215
Amortization of developed technologies	1,233	1,173
Total software-related cost of revenue	8,040	8,875
Sequencing and molecular analysis	2,427	1,431
Home health care services	823	762
Total cost of revenue	11,290	11,068

Gross Profit	12,439	11,195

Operating Expenses:
Selling, general and administrative	16,789	20,737
Research and development	5,080	5,151
Amortization of acquisition-related assets	1,054	1,054
Total operating expenses	22,923	26,942

Loss from operations	(10,484)	(15,747)
Interest expense, net	(4,414)	(4,197)
Other (expense) income, net	(2,505)	180
Loss from related party equity method investment	(2,210)	(3,261)
Loss from continuing operations before income taxes	(19,613)	(23,025)
Provision for (benefit from) income taxes	226	(1,050)
Net loss from continuing operations	(19,839)	(21,975)
Loss from discontinued operations, net of tax	(84)	(193)
Net loss	$(19,923)	$(22,168)

Net loss per share:
Continuing operations
Basic and diluted - common stock	$(0.18)	$(0.20)
Total net loss per share
Basic and diluted - common stock	$(0.18)	$(0.20)
Weighted average shares outstanding:
Basic and diluted - common stock	109,904,336	108,579,271

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended March 31,
	2019	2018
Revenue:
Software-as-a-service related	75.0%	72.6%
Software and hardware related	4.3%	6.5%
Maintenance	10.5%	11.0%
Total software-related revenue	89.9%	90.1%
Sequencing and molecular analysis	3.4%	3.8%
Home health care services	6.7%	6.1%
Total net revenue	100.0%	100.0%

Cost of Revenue:
Software-as-a-service related	24.2%	29.7%
Software and hardware related	3.3%	4.0%
Maintenance	1.1%	1.0%
Amortization of developed technologies	5.3%	5.3%
Total software-related cost of revenue	33.9%	39.9%
Sequencing and molecular analysis	10.2%	6.4%
Home health care services	3.5%	3.4%
Total cost of revenue	47.6%	49.7%

Gross Profit	52.4%	50.3%

Operating Expenses:
Selling, general and administrative	70.8%	93.2%
Research and development	21.4%	23.1%
Amortization of acquisition-related assets	4.4%	4.7%
Total operating expenses	96.6%	121.0%

Loss from operations	(44.2)%	(70.7)%
Interest expense, net	(18.6)%	(18.9)%
Other (expense) income, net	(10.6)%	0.8%
Loss from related party equity method investment	(9.3)%	(14.6)%
Loss from continuing operations before income taxes	(82.7)%	(103.4)%
Provision for (benefit from) income taxes	0.9%	(4.7)%
Net loss from continuing operations	(83.6)%	(98.7)%
Loss from discontinued operations, net of tax	(0.4)%	(0.9)%
Net loss	(84.0)%	(99.6)%

Comparison of Three Months Ended March 31, 2019 and 2018 (Unaudited)
Revenue

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	Amount	Amount	Amount	Percent
Software-as-a-service related	$17,802	$16,166	$1,636	10.1%
Software and hardware related	1,027	1,455	(428)	(29.4)%
Maintenance	2,493	2,446	47	1.9%
Total software-related revenue	21,322	20,067	1,255	6.3%
Sequencing and molecular analysis	814	840	(26)	(3.1)%
Home health care services	1,593	1,356	237	17.5%
Total net revenue	$23,729	$22,263	$1,466	6.6%
Comparison of the three-month periods ended March 31, 2019 and 2018
Total revenue increased $1.5 million, or 6.6%, for the three months ended March 31, 2019 compared to the prior year period. The primary driver of this increase was a $1.3 million increase in total software-related revenue and a $0.2 million increase in home health care services.
Total software-related revenue (including software and hardware related, SaaS and maintenance) increased by $1.3 million, or 6.3%, for the three months ended March 31, 2019, compared to the prior year period, primarily driven by an increase in SaaS related revenue partially offset by a decrease in DeviceConX software and hardware revenue.
SaaS related revenue increased by $1.6 million, or 10.1%, for the three months ended March 31, 2019, driven by a $0.9 million increase in NaviNet SaaS revenue, largely from the higher value of professional service projects going live in 2019. A further $0.6 million increase came from our Eviti platform solutions due to a combination of new customers and increased covered lives on existing customers compared with the same period last year.
Software and hardware related revenue decreased $428 thousand, or 29.4%, for the three months ended March 31, 2019, compared to the prior year due to software revenue on three larger projects being recognized in the prior year period. Our software and hardware related revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX customers and our revenue recognition for those arrangements.
Maintenance revenue increased $47 thousand, or 1.9%, for the three months ended March 31, 2019, compared to the prior year period. This is due to growth in the number of customers being supported.
Sequencing and molecular analysis revenue decreased $26 thousand, or 3.1%, for the three months ended March 31, 2019, compared to the prior year period. This decrease was driven by low rates of reimbursement on our GPS Cancer test reducing revenues by $0.5 million, this was largely offset by higher revenues from the GPS Liquid test supported by one-time recognition of previously deferred revenues of $0.2 million, from a related party clinical study.
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
The commercial team's efforts are focused on increasing reimbursement of the GPS Cancer profile by developing partnerships, which include pilot arrangements with commercial insurance and self-insured employers, expanding physician relationships, and enhancing operational performance and efficiencies. The partnership strategy that we developed for commercial health plans supports an alignment with designated provider/oncology groups within the health plan's network. We work directly with the physician groups to support education of test ordering and interpretation of results.

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

In parallel with the private payer activities described above, we are also making extensive efforts to explore approval pathways for our test capabilities (including FDA in-vitro medical device clearance), which we believe will facilitate coverage from governmental programs such as Medicare. Those activities are ongoing but have uncertainty on the timelines as to formal approval. Lastly, we have implemented an increase in the patient financial responsibility which is collected prior to testing to ensure that at least a partial payment is received for every test performed, we expect unpaid and partial paid orders to decline, which will likely result in a decline in total GPS revenue in the short-term.
Home health care services increased $0.2 million, or 17.5%, for the three months ended March 31, 2018 driven by growth in the geographical region served and our customer base.
Cost of Revenue

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	Amount	Amount	Amount	Percentage
Software-as-a-service related	$5,752	$6,602	$(850)	(12.9)%
Software and hardware related	785	885	(100)	(11.3)%
Maintenance	270	215	55	25.6%
Amortization of developed technologies	1,233	1,173	60	5.1%
Total software-related cost of revenue	8,040	8,875	(835)	(9.4)%
Sequencing and molecular analysis	2,427	1,431	996	69.6%
Home health care services	823	762	61	8.0%
Total cost of revenue	$11,290	$11,068	$222	2.0%
Comparison of the three-month periods ended March 31, 2019 and 2018
Total cost of revenue increased $0.2 million, or 2.0%, for the three months ended March 31, 2019 compared to the prior year period. This increase was mainly due to a $1.0 million increase in sequencing and molecular analysis cost of revenue as well as a $0.1 million increase in home health care services cost of revenue, partially offset by a $0.8 million decrease in total software-related cost of revenue

Total software-related cost of revenue decreased by $0.8 million, or 9.4%, compared to the prior year period. A major driver of this decline was a $0.9 million decline in Software-as-a-service related cost of revenue. This decrease was due to a $0.3 million reduction in salary and benefits, resulting from a slight reduction in headcount working on NaviNet products. There was a further $0.3 million decrease in professional services, as we controlled our use of external development teams. Small declines in software costs and stock compensation made up the remaining movement.

Sequencing and molecular analysis cost of revenue increased $1.0 million, or 69.6%, driven primarily by a $0.5 million increase in personnel expenses and $0.2 million increase in other costs, due to the acquisition of NantHealth Labs. There was also $0.3 million increase in depreciation related to capitalized internal use software.

Selling, General and Administrative

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	Amount	Amount	Amount	Percentage
Selling, general and administrative	$16,789	$20,737	$(3,948)	(19.0)%
Comparison of the three-month periods ended March 31, 2019 and 2018
Selling, general and administrative expenses decreased $3.9 million, or 19.0%, for the three months ended March 31, 2019 compared to the prior year period. The primary drivers of this variance were a $1.6 million decrease in stock compensation expense, as grants made in 2017 vested during 2018 and lower numbers of grants were made in 2018 and a $1.6 million decrease in professional services fees due primarily to the timing of project based advisory and consulting services. Additionally, there was a $0.5 million decrease in corporate shared services net allocation from our parent company, resulting from a reduction of general overhead expenses as well as an increased charge-back of our employee costs to our parent and related companies for services provided.
Research and Development

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	Amount	Amount	Amount	Percentage
Research and development	$5,080	$5,151	$(71)	(1.4)%
Comparison of the three-month periods ended March 31, 2019 and 2018
Research and development expenses decreased $0.1 million, or 1.4%, for the three months ended March 31, 2019 compared to the prior year. This decrease was driven primarily by a $0.4 million reduction in stock compensation expense, due to fully vested grants and terminations. This was offset by expenses for external R&D services.

Interest Expense, net

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	Amount	Amount	Amount	Percentage
Interest expense, net	$4,414	$4,197	$217	5.2%

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
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer. Through March 31, 2019, the total advances made by NantCapital to us pursuant to the note amounted to approximately $112.7 million. We can request additional advances subject to approval from NantCapital. The note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year.
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
Comparison of the three-month periods ended March 31, 2019 and 2018
Interest expense, net increased by $0.2 million for the three months ended March 31, 2019, compared to the prior year period. This $0.2 million increase was due to the pattern of amortization of debt discounts and amortization of deferred financing offering costs, and the accrual of additional interest on the NantCapital note.
Other Income (expense), net

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	Amount	Amount	Amount	Percentage
Other (expense) income, net	$(2,505)	$180	$(2,685)	(1,491.7)%
Comparison of the three-month periods ended March 31, 2019 and 2018
Other (expense) income, moved by $2.7 million from income of $0.2 million for the three months ended March 31, 2018 to an expense of $2.5 million for the three months ended March 31, 2019. The expense in the first quarter of 2019 was mainly driven by a $2.5 million increase in the fair value of the Bookings Commitment liability, as a result of changes in the cost of debt due to macroeconomic factors and the passage of time.

Loss from Related Party Equity Method Investment

(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	Amount	Amount	Amount	Percentage
Loss from related party equity method Investment including impairment loss	$2,210	$3,261	$(1,051)	(32.2)%
The loss from related party equity method investment is related to our pro rata share of losses from our investment in NantOmics, plus the amortization of the basis difference in the investment. We report our share of NantOmics' operational loss and the amortization of basis difference using a one quarter lag.
Comparison of the three-month periods ended March 31, 2019 and 2018
Loss from equity method investment decreased by $1.1 million for the three months ended March 31, 2019 compared to the prior year period. This decrease was primarily due to a lower net loss at the equity method investee, when adjusted for impairments of assets of the equity method investee, which we recognized when identified, ahead of the one quarter lag normally applied to our loss pick-up.
Provision for (Benefits from) Income Taxes

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	Amount	Amount	Amount	Percentage
Provision for (benefit from) income taxes	$226	$(1,050)	$1,276	(121.5)%
Comparison of the three-month periods ended March 31, 2019 and 2018
For the three months ended March 31, 2018, the benefit from income taxes in continuing operations was $1.1 million, compared with a $0.2 million provision for income taxes for the three months ended March 31, 2019. The tax provision for income taxes for the three months ended March 31, 2019 included an income tax provision of the consolidated group based on an estimated annual effective tax rate. For the three months ended March 31, 2019, the tax provision was mostly attributed to the increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, as well as state income taxes not determined based on net income. For the three months ended March 31, 2018, the tax benefit was mostly attributed to the tax benefit of net operating losses that can be carried forward indefinitely under the 2017 Tax Act.
The effective tax rates for the three months ended March 31, 2019 and 2018 in continuing operations were a provision of 1.12% and a benefit of 4.56%, respectively. The effective tax rate for the three months ended March 31, 2019 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.

Loss from Discontinued Operations, Net of Income Taxes

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31, 2019		Three Months Ended March 31, 2019
	2019	2017	2019	2018
	Amount	Amount	Amount	Percentage
Loss from discontinued operations, net of tax	$(84)	$(193)	$109	(56.5)%
Comparison of the three-month periods ended March 31, 2019 and 2018
For the three months ended March 31, 2019, the loss from discontinued operations, net of tax decreased by $0.1 million, compared to the prior year period. The majority of this decline can be attributed to the decreased activity related to the Allscripts transaction that occurred in 2017.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2019, we had cash and cash equivalents and marketable securities of $12.4 million, compared to $18.3 million as of December 31, 2018, of which $0.1 million and $0.2 million, respectively, related to foreign subsidiaries. We believe that our existing cash, cash equivalents and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months, based upon our Chairman and CEO’s intent and ability to support our operations with additional funds as required. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital were private placement of membership interests prior to the IPO, debt financing agreements, including the NantCapital Note and Convertible Notes, and our IPO.
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

NantCapital Notes
In January 2016, we issued the NantCapital Note to NantCapital, a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of March 31, 2019, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On August 8, 2018, we executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, interest payments on outstanding amounts are due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows us to request advances, up to a maximum commitment of $100 million. Advances can be requested of up to $10 million per calendar quarter until March 31, 2019 and following that, up to $20 million per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes. The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At March 31, 2019 the Company was in compliance with the covenants.

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

Cash Flows
The following table sets forth our primary sources and uses of cash for periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
	2019	2018
Cash used in:
Operating activities	$(4,833)	$(13,293)
Investing activities	(973)	(392)
Financing activities	(58)	(339)
Effect of exchange rate changes on cash and cash equivalents	3	(110)
Net decrease in cash and cash equivalents	$(5,861)	$(14,134)
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
In addition, our net loss in the three months ended March 31, 2019 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial noncash charges.
Cash used in operating activities of $4.8 million in the three months ended March 31, 2019 was a result of our continued significant investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. In the three months ended March 31, 2019, $12.7 million, or 63.8%, of our net loss of $19.9 million consisted of noncash items, including $5.8 million of depreciation and amortization, $2.5 million change in the fair value of the Bookings Commitment, and a $2.2 million net loss on related party equity investment. Certain of our securities litigation (see Part II. Item 1. Legal Proceedings) costs are covered and paid directly by insurance, with $1.8 million of costs recorded in accrued and other current liabilities and a corresponding $1.8 million of insurance proceeds recognized in other current assets.
Changes in working capital increased cash $2.4 million in the three months ended March 31, 2019. The increase in cash was primarily attributable to a $1.7 million increase in related party payables, a $1.0 million increase in deferred revenues and a $0.7 million increase in accounts payable, offset by a $1.1 million increase in prepaid amounts.
Cash used in operating activities of $13.3 million in the three months ended March 31, 2018 was a result of our continued significant investments in research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. In the three months ended March 31, 2018, $11.3 million, or 51.1% of our net loss of $22.2 million consisted of non-cash items, including $5.3 million of depreciation and amortization, and a $3.3 million net loss on related party equity investment.
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

We used $1.0 million of cash in investing activities in the three months ended March 31, 2019 primarily comprised of $1.0 million of investment in internally developed software, purchase of leasehold improvements and purchase of equipment.
We used $0.4 million of cash in investing activities in the three months ended March 31, 2018 primarily comprised of $0.4 million of purchase of leasehold improvements and purchase of equipment.
Financing Activities
Cash used in financing activities in the three months ended March 31, 2019 and 2018 of $0.1 million and $0.3 million, respectively, was due to payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan.
Contractual Obligations, Commitments and Contingencies
There have been no material changes during the three months ended March 31, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 14 to the accompanying Condensed Consolidated Financial Statements for discussion of our lease arrangements.
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
Critical Accounting Policies and Significant Judgments and Estimates
This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for the accounting policy below, we believe the critical accounting policies and estimates discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on 10-K that was filed with the SEC on March 29, 2019, reflect our more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our 10-K, except for the adoption of ASC 842 and ASU 2018-07, as discussed below.

Revenue from Contracts with Customers
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue is recognized net of sales taxes collected from customers, which are subsequently remitted to governmental authorities. Our revenue is generated from the following sources:

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

•
Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and analysis of whole genome DNA, RNA and/or proteomic testing under our reseller agreement with NantOmics, LLC ("NantOmics"), and from blood samples via its liquid/blood-based tumor profiling platform through our subsidiary, NantHealth Labs, Inc. ("NantHealth Labs", previously named Liquid Genomics, Inc.) (see Note 20 of the financial statements). Revenue is recognized at a point in time, when reports of results are transferred to the ordering physician or institution, or when cash is received as described below, or ratably over time for the period of stand-ready obligation to provide blood-based tumor profiling services.

Our sequencing and molecular analysis revenue is primarily generated from payments received from commercial third-party payers, hospitals and other provider networks and patients. We report revenue from arrangements with these customers on a gross basis in accordance with ASC 606. When reports are transferred to the ordering physician or institution, but we cannot conclude whether there is a contract with a customer, based on the assessment of collectability, revenue recognition is deferred until non-refundable payment is received or payment is considered probable.

•
Home health care services - Home health care services revenue includes the sale of nursing and therapy services provided to patients in a home care setting. These revenues are recognized at a point in time or over time, as services are provided.

Certain of our customer contracts allow for termination for convenience, with advanced notice, without substantive termination penalty. In these cases, we have concluded the contract term is equal to the remaining noncancelable period. Such termination rights do not allow for refunds other than prepaid PCS or other services. These provisions do not affect when we commence revenue recognition.
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
We account for stock-based compensation arrangements issued to non-employees using the fair value approach prescribed by ASC 505-50, Equity-Based Payments to Non-Employees. Prior to January 1, 2019 when we adopted ASU 2018-07, Improvement to nonemployee share-based payment accounting, the value of non-employee stock-based compensation was re-measured at the end of each reporting period until the award vests and is recognized as stock-based compensation expense over the period during which the non-employee provides the services. After the adoption of ASU 2018-07, the value of non-employee stock-based compensation is measured at the grant date fair value of the award.

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
Stock-based compensation expense for the Series C units/restricted stock issued to the non-employees was calculated based on the fair value of the award on each balance sheet date and the attribution of that cost was recognized ratably over the vesting period. All awards had fully vested at December 31, 2018.
Phantom Unit Plan
On March 31, 2015, we approved the Phantom Unit Plan. The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11.6 million minus the number of issued and outstanding Series C units. As of March 31, 2019, we had 0.3 million phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to us for any reason. Our IPO satisfied the liquidity event condition, and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of our common stock, as determined by our board of directors.
We intend to settle all vested phantom unit payments held by United States-based participants in shares of our common stock and classified these awards as equity awards in our Condensed Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.
2016 Equity Incentive Plan
In May and June of 2016, our Board of Directors adopted, and stockholders approved the 2016 Equity Incentive Plan (the "2016 Plan”) in connection with our IPO. The 2016 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants.
In April 2018, our Board of Directors adopted, and, in June 2018, our stockholders approved, an amendment to the 2016 Plan, to reserve a further 6,800,000 shares of common stock for issuance pursuant to the 2016 Plan. Following the approval of the amendment, a total of 12,800,000 shares of common stock were reserved for issuance pursuant to the 2016 Plan.

We intend to settle all vested restricted stock unit payments held by United States-based participants, except for certain awards to the Chief Operating Officer, in shares of the Company’s common stock and we classify these awards as equity awards in its Condensed Consolidated Balance Sheets. Awards held by participants who are based outside of the United States, and those awards agreed with participants to be settled in cash, will be settled in cash and are classified within accrued and other current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.
Change in fair value of Bookings Commitment

We account for the Bookings Commitment at its estimated fair value over the life of the agreement. We estimate the fair value of the liability using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve.

We base our assumptions on projected financial information that we believe is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower, the fair value of the liability would increase by $3.1 million.
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
Income taxes
We apply an estimated annual effective tax rate (“AETR”) approach for calculating a tax provision for interim periods. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies, unrecognized tax benefits, and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided to us by our tax advisers, our legal advisers and similar tax cases. If, at a later time, our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease.
Utilization of Net Operating Loss Carryforwards
As of December 31, 2018, we had federal and state tax NOL carryforwards of approximately $395.4 million and $288.9 million, respectively, available to offset taxable income in tax year 2019 and thereafter. The federal NOLs will start to expire in year 2021.
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
Leases
Prior to the adoption of ASC 842 at January 1, 2019, we charged rental expense associated with operating leases to selling, general and administrative expense on a straight-line basis.

Below are our policies following the adoption of ASC 842 at January 1, 2019.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on the Consolidated Balance Sheets. Finance leases are included in property and equipment, net, other current liabilities, and other long-term liabilities on the Consolidated Balance Sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Our leases do not provide an implicit rate; therefore, we use the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. For data center leases and real estate leases, we account for the lease and non-lease components as a single lease component.

The Company treats data center leases with lease terms of less than one year as short-term leases and recognizes the lease expense straight-line over the lease term.
Business Combinations
We account for business combinations using the acquisition method of accounting. Under the acquisition method, assets acquired, and liabilities assumed are recorded at their respective fair values as of the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We routinely monitor the factors impacting the acquired assets and liabilities. Transaction related costs are expensed as incurred. The operating results of the acquired business are reflected in our condensed consolidated financial statements as of the acquisition date.
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

We have previously determined that other than temporary impairments in the value of the investment in NantOmics have occurred, predominantly attributed to declines in the value of goodwill. These were primarily caused by altered pricing assumptions for the reseller agreement between the Company and NantOmics, changes in projected GPS Cancer revenue due to delays in the Company’s GPS Cancer revenue growth, and changes in the risk profile of the financial projections for NantOmics. We based our assumptions on projected financial information that we believe is reasonable; however, actual results may differ materially from those projections. It is reasonably possible that the estimate of the impairment will change in the near term if future NantOmics revenues are materially lower than expected; if future EBITDA margins are materially lower than expected; and/or, if we were to determine that the WACC used in a future discounted cash flow model would need to be significantly increased. These three estimates represent the most significant drivers of the estimated fair value of the discounted cash flow model. To demonstrate, as of December 31, 2018, while holding all other estimates in our estimated discounted cash flow model constant, a 100 basis point decline in our discrete and terminal period revenue growth rate and EBITDA margins, and a 100 basis point increase in the WACC used in the model would have resulted in increases in the other than temporary impairment of $3.7 million, $0.9 million, and $3.6 million, respectively, on our equity method investment in NantOmics.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2019, we had $12.4 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. We do not enter into investments for trading or speculative purposes. We believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio.

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

As of March 31, 2019, our issued Convertible Notes had an aggregate principal amount of $107.0 million and our NantCapital Note had an aggregate principal amount of $112.7 million. Since the notes bear interest at fixed rates, we believe we have no financial statement risk or interest rate risk associated with changes in interest rates with respect to such notes.
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
Foreign Currency Risk
We maintain offices in the United Kingdom and have selected clients in the United Kingdom, Europe, the Middle East and Southeast Asia. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of March 31, 2019 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation and because our previously reported material weakness has not been remediated as of March 31, 2019 our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the quarter covered by this report, our disclosure controls and procedures were not effective.

As described in Part II Item 9A “Controls and Procedures” in our Annual Report on Form 10K for the year ended December 31, 2018, management identified a material weakness, as management failed to design internal controls surrounding certain complex and non-recurring transactions that would support the identification of and consideration of all evidence in reaching certain accounting conclusions.
A material weakness is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

In response to the material weakness, management performed supplementary review procedures and has concluded that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with generally accepted accounting principles. Additionally, the material weakness did not result in any material misstatements of our unaudited consolidated financial statements and disclosures for the three months ended March 31, 2019.
Remediation Actions
We have implemented an agenda-driven meeting between Sales and Accounting leadership wherein specific elements of the Bookings Commitment (potential customers, amounts, expected dates and market factors) are discussed. This will allow for supporting evidence to be reviewed and the key unobservable inputs for management’s fair value measurement of the liability to be quantified. This new control will be performed at least quarterly and will engage key Company personnel to obtain measurement inputs as well as to integrate external economic data which impact the valuation.

We have implemented a control whereby the best available input assumptions and financial forecasts relative to NantOmics will be obtained timely so that detailed analyses of the Company’s investment in NantOmics can be assessed for impairment. Such analyses will require review and approval.

We will continue to test these enhanced processes and procedures over a sufficient period of time to ensure their sustainability as part of our ongoing disclosure controls and procedures.

We believe these actions will be effective in remediating the previously reported material weakness, and we will continue to devote time and attention to this effort. However, the material weakness cannot be considered remediated until the remediating controls operate for a sufficient period of time and management has concluded, through testing, that those controls are operating effectively. We intend to complete the implementation and testing of our remediation plan and remediate the material weakness by the end of fiscal 2019.
Changes in Internal Control Over Financial Reporting
In addition to the remediation efforts discussed above, during the fiscal quarter ended March 31, 2019, we adopted ASC 842 Leases. In connection with the adoption of this new guidance, modifications and enhancements were made to our internal controls over financial reporting. Specifically, we implemented or modified internal controls to address:

•	The calculation and presentation of the necessary transition adjustments;

•	Recognition and measurement of lease liabilities and right-of-use assets;

•	Related new disclosure requirements; and

•	Monitoring of the adoption process.

Except as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Litigation

NantHealth, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. ("Deora") In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with our founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. In September 2018, the lead plaintiffs filed a motion for certification of two plaintiff classes. In April 2019, Defendants filed an opposition to class certification. We believe that the claims lack merit and intend to vigorously defend the litigation.

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

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery.  The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as in re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint. In January 2019, the defendants filed their opening brief in support of the motion to dismiss the amended complaint. We believe that the claims lack merit and intend to vigorously defend the litigation.

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

In its Verified Complaint, and a contemporaneous notice of default that the Company disputed, PayPal alleges that the Company breached the Sublease Agreement. In addition, PayPal asserts claims for breach of the covenant of good faith and fair dealing, and violations of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and seeks a declaratory judgment recognizing and enforcing the terms of the Sublease Agreement. Among other relief, PayPal seeks damages, treble damages, interest, costs, and attorneys’ fees. PayPal has recently asserted that its damages are in excess of $3 million.

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

On April 4, 2019, PayPal filed a motion to add NantWorks, LLC as a defendant in the litigation, which motion was filed together with the Company's opposition. The court denied PayPal's motion on April 16, 2019.

The parties are currently engaged in discovery, including non-party discovery.

The Company denies any liability to PayPal and intends to vigorously defend the action.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Quarterly Report on Form 10-Q, including our financial statements and the related notes thereto and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, any of which may be relevant to decisions regarding an investment in or ownership of our common stock. Our future operating results may vary substantially from anticipated results due to a number of risks and uncertainties, many of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. The following discussion highlights some of these risks and uncertainties and the possible impact of these risks on future results of operations. If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.
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
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $192.2 million and $175.2 million during the years ended December 31, 2018 and 2017, respectively, and $19.9 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $904.0 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer and Liquid GPS. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
•our success in making our molecular analysis solutions reimbursable by payers;
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

In connection with our 2018 audit, we identified a material weakness in relation to the valuations of our related party equity method investment in NantOmics (see Note 11 to our Condensed Consolidated Financial Statements) and the Bookings Commitment liability (see Notes 4 and 13 to our Condensed Consolidated Financial Statements). We have designed and implemented, or expect to implement, measures that we believe address this material weakness, including, among other things, controls to consider all required elements needed to support the measurement of fair value of a liability and assess the reasonableness of assumptions underlying prospective financial information used in the fair value measurement of the Company’s investment in a related party. We have incurred and will continue to incur significant costs to remediate this weakness, primarily personnel costs, external consulting and legal fees, system implementation costs, and related indirect costs including the use of facilities and technology, and we expect to incur additional costs to remediate this weakness. We may not be successful in implementing these remediation efforts or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional errors that result in material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business and would have a material adverse effect on our business, financial condition and results of operations.
We are involved in pending securities litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
The Company has been named as a defendant in lawsuits arising out of our initial public offering and later public statements. In March 2017, a number of putative class action securities complaints were filed in U.S. District Court in California, naming as defendants the Company and certain of our executive officers and directors. Certain plaintiffs also named as defendants are investment banks who were underwriters in our initial public offering. The complaints generally allege that defendants made material misstatements and omissions in violation of the federal securities laws. The outcomes of litigation are difficult to predict. Plaintiffs may seek recovery of a substantial amount. The monetary and other impact of this action may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve this matter may be significant and divert management's attention from the operations of the Company. We cannot assure you that we will prevail in this lawsuit. If we are ultimately unsuccessful in this matter, we could be required to pay substantial amounts which might materially adversely affect our business, operating results and financial condition. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, Legal Proceedings.

Risks related to our sequencing and molecular analysis solutions
We may not be able to generate sufficient revenue from our sequencing and molecular analysis solutions, including GPS Cancer, our relationships with sequencing and molecular analysis customers, or from our expansion into the liquid tumor profiling market, to achieve and maintain profitability.
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payers and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 3.4%, 2.3% and 0.6% of our total net revenue for the three months ended March 31, 2019, and the years ended December 31, 2018 and 2017, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer and other diseases into our molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.

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
During the year ended December 31, 2018, we derived 15.3% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 12.8% and 11.8% of our revenue through two of NaviNet's major customers. During the three months ended March 31, 2019, we derived 14.0% of our revenue through this reseller and another 11.2% and 10.5% of our revenue through two of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause upon 12 months’ written notice, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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
The development, manufacturing and sale of medical devices expose us to significant risk of product liability claims, product recalls and, occasionally, product failure claims. We face an inherent business risk of financial exposure to product liability claims if the use of our connected care devices, including our connectivity suite hardware and software results in personal injury or death. Substantial product liability litigation currently exists within the medical device industry. Some of our connected care devices may become subject to product liability claims and/or product recalls. Future product liability claims and/or product recall costs may exceed the limits of our insurance coverages or such insurance may not continue to be available to us on commercially reasonable terms, or at all. In addition, a significant product liability claim, or product recall could significantly damage our reputation for producing safe, reliable and effective products, making it more difficult for us to market and sell our products in the future. Consequently, a product liability claim, product recall or other claim could have a material adverse effect on our business, financial condition, operating results and cash flows.
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
If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the continued performance and active participation of certain key individuals, including Dr. Patrick Soon-Shiong, our Chairman, Chief Executive Officer and our principal stockholder. Although we expect Dr. Patrick Soon-Shiong will continue to devote on average at least 20 hours per week to our company, he will continue to primarily focus on NantKwest, Inc., or NantKwest, a publicly-traded, clinical-stage immunotherapy company, of which he is Chairman and Chief Executive Officer. Dr. Patrick Soon-Shiong will also devote time to other companies operating under NantWorks, a collection of multiple companies in the healthcare and technology space that Dr. Patrick Soon-Shiong founded in 2011. We do not believe Dr. Patrick Soon-Shiong has any material conflicting obligations as a result of his involvement with other companies. Additionally, we are dependent on commercial relationships with various other parties affiliated with NantWorks and with Dr. Patrick Soon-Shiong, including NantOmics, as described in Note 20 of the accompanying notes to the Consolidated Financial Statements, and we may enter into additional relationships in the future. If Dr. Patrick Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all. The risks related to our dependence upon Dr. Patrick Soon-Shiong are particularly acute given his ownership percentage and role in our company. If we were to lose Dr. Patrick Soon-Shiong, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. We have not entered into, nor do we intend to enter into, an employment agreement with Dr. Patrick Soon-Shiong.

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of March 31, 2019, the total value of our goodwill and intangible assets, net of accumulated amortization was $178.3 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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
On June 23, 2016, a referendum was held on the UK’s membership in the European Union, or the EU, the outcome of which was a vote in favor of leaving the EU, or the Brexit. Negotiations began in March 2017 to determine the future terms of the UK’s relationship with the EU, including the terms of trade between the UK and the EU and the rest of the world. Article 50 of the Treaty of the European Union, or Article 50, allows a member state to decide to withdraw from the European Union in accordance with its own constitutional requirements. On February 1, 2017, the UK Parliament voted in favor of allowing the UK to start the process of leaving the European Union and authorized the filing an Article 50 notice to that end, which was delivered to the European Union in March 2017. Delivery of the Article 50 notice commenced a two-year period for the United Kingdom to exit from the European Union, which was extended in March 2019. The effects of Brexit will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of Brexit are being negotiated and such uncertainties could impair or limit our ability to transact business in the member EU states. Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market and fiscal conditions in the UK and the EU and to changes in any of these conditions. Depending on the terms reached regarding Brexit, it is possible that there may be adverse practical and/or operational implications on our business. A significant amount of the regulatory regime that applies to us in the UK is derived from EU directives and regulations. For so long as the UK remains a member of the EU, those sources of legislation will (unless otherwise repealed or amended) remain in effect. However, Brexit could change the legal and regulatory framework within the UK where we operate and is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Consequently, no assurance can be given as to the impact of Brexit and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.
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
We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of March 31, 2019, our patent portfolio consists of the following matters relating to our proprietary technology and inventions: (i) eight (8) issued U.S. patents, of which seven (7) are U.S. utility patents and one (1) is a U.S. design patent; (ii) seventeen (17) pending U.S. patent applications, of which fifteen (15) are U.S. utility patent applications and two (2) are U.S. design patent applications; (iii) one (1) issued patent outside the United States; and (iv) seventeen (17) patent applications pending in jurisdictions outside the United States. Of these U.S. and non-U.S. patents and applications, two patents and seven applications are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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

Our corporate name, NantHealth, and the names of our products and services have not been trademarked in each market where we operate and plan to operate. Our trademark applications for our products and services may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections, which we may be unable to overcome in our responses. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-

money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We currently engage in business and sales with government and state-owned hospitals outside of the United States. In addition, we engage third-party intermediaries to promote and sell our products and solutions abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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
In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1,Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

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
As of May 7, 2019, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 64.0% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 84% of the outstanding equity and approximately 98% of the outstanding voting equity as of March 31, 2019. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 64% of the voting power of our common stock as of May 7, 2019.
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
Our common stock may be delisted from The Nasdaq Global Select Market if we cannot regain compliance with Nasdaq’s continued listing requirements.
In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price. In particular, we are required to maintain a minimum bid price of $1.00, and we traded below that threshold between November 30, 2018 and January 15, 2019, and again between March 22, 2019 and May 3. On January 16, 2019, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. On March 21, 2019, we received a notice from Nasdaq confirming that we had regained compliance with the Minimum Bid Price Rule. On May 6, 2019, we received another notice from Nasdaq stating that we were not in compliance with the Minimum Bid Price Rule. These notices had no immediate effect on the Nasdaq listing or trading of the company’s common stock.

If we fail to regain compliance with the minimum bid price requirement our stock may be delisted. Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934, or the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.
We may pay any interest make-whole payment by delivering shares of our common stock, which could result in significant dilution to our stockholders and cause our stock price to fall.
On or after the date that is one year after the last date of original issuance of the notes, we will in certain circumstances make an interest make-whole payment, as described under Note 12. Convertible Notes to our Condensed Consolidated Financial Statements, to a converting holder, payable in cash or shares of our common stock. If we elect, or are deemed to have elected, to pay any interest make-whole payment by delivering shares of our common stock, the number of shares of common stock a converting holder of notes will receive will be the number of shares that have a value equal to the amount of the interest make-whole payment to be paid to such holder in shares of our common stock, divided by the product of (x) 95% and (y) the simple average of the daily VWAP of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date, which could result in significant dilution to our stockholders.
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

To continue to comply with the requirements of being a public company, we may need to undertake various activities, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. For example, we have identified a material weakness in our internal control over financial reporting related to our valuations of the Bookings Commitment liability and our related party equity method investment in NantOmics, as more fully described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018 and Part 1, Item 4 of this Quarterly Report on Form 10-Q. In addition, in connection with our preparation of the Consolidated and Combined Financial Statements for the year ended December 31, 2017, several control deficiencies relative to Information Technology general controls were not remediated prior to year end. These deficiencies primarily related to change management controls over our general ledger and financial reporting system. We performed an assessment and determined that it did not rise to the level of a material weakness, but did represent a significant deficiency in our internal control over financial reporting. A control deficiency is considered a significant deficiency if it represents a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 64% of the voting power of our common stock, as of May 7, 2019), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
None.
Recent Repurchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit	Filing	Filed
				Date	Herewith

10.1+	Amendment no. 2 to Second Amended and Restated Nantomics Exclusive Reseller Agreement	10-Q	10.1	2019-05-09	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+
Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

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

NantHealth, Inc.

(Registrant)

Date:	May 9, 2019

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Date:	May 9, 2019
		By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)