Form 10-Q
period 2019-06-30
NantHealth, Inc.
filed 2019-08-08
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2019, the registrant had 110,631,941 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended June 30, 2019

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,076	$18,305
Accounts receivable, net	13,858	15,286
Inventories	303	496
Related party receivables, net	938	1,007
Prepaid expenses and other current assets	5,726	4,350
Total current assets	27,901	39,444
Property, plant, and equipment, net	18,152	22,978
Goodwill	115,930	115,930
Intangible assets, net	56,242	64,703
Investment in related party	35,749	40,000
Related party receivable, net of current	1,360	1,611
Operating lease right-of-use assets	10,783	—
Other assets	1,929	1,671
Total assets	$268,046	$286,337

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$3,047	$1,650
Accrued and other current liabilities	12,614	13,832
Deferred revenue	17,566	16,263
Related party payables, net	4,192	4,791
Total current liabilities	37,419	36,536
Deferred revenue, net of current	4,329	6,704
Related party liabilities	20,939	17,708
Related party promissory note	112,666	112,666
Related party convertible note, net	8,613	8,378
Convertible notes, net	81,957	79,433
Deferred income taxes, net	2,690	2,437
Operating lease liabilities	11,949	—
Other liabilities	17,980	19,644
Total liabilities	298,542	283,506

Stockholders' equity (deficit)
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 110,454,507 and 109,491,277 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively (including 1 share of restricted stock at both dates)	11	11
Additional paid-in capital	888,461	887,289
Accumulated deficit	(918,758)	(884,122)
Accumulated other comprehensive loss	(210)	(347)
Total stockholders' (deficit) equity	(30,496)	2,831
Total liabilities and stockholders' equity (deficit)	$268,046	$286,337
The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Software-as-a-service related	$18,291	$16,220	$36,093	$32,386
Software and hardware related	3,099	885	4,126	2,340
Maintenance	2,535	2,388	5,028	4,835
Total software-related revenue	23,925	19,493	45,247	39,561
Sequencing and molecular analysis	491	924	1,305	1,764
Home health care services	1,270	1,630	2,863	2,986
Total net revenue	25,686	22,047	49,415	44,311

Cost of Revenue:
Software-as-a-service related	5,743	5,741	11,495	12,342
Software and hardware related	794	789	1,579	1,675
Maintenance	311	234	581	449
Amortization of developed technologies	1,143	1,293	2,376	2,466
Total software-related cost of revenue	7,991	8,057	16,031	16,932
Sequencing and molecular analysis	1,177	1,689	3,603	3,120
Home health care services	648	836	1,471	1,599
Total cost of revenue	9,816	10,582	21,105	21,651

Gross Profit	15,870	11,465	28,310	22,660

Operating Expenses:
Selling, general and administrative	15,177	18,388	31,967	39,122
Research and development	4,584	5,889	9,664	11,040
Amortization of acquisition-related assets	1,054	1,054	2,108	2,108
Impairment of intangible assets	3,977	—	3,977	—
Total operating expenses	24,792	25,331	47,716	52,270

Loss from operations	(8,922)	(13,866)	(19,406)	(29,610)
Interest expense, net	(4,473)	(4,262)	(8,887)	(8,460)
Other income (expense), net	1,054	(1,334)	(1,451)	(1,154)
Loss from related party equity method investment	(2,208)	(2,945)	(4,418)	(6,206)
Loss from continuing operations before income taxes	(14,549)	(22,407)	(34,162)	(45,430)
Provision for (benefit from) income taxes	133	(601)	359	(1,651)
Net loss from continuing operations	(14,682)	(21,806)	(34,521)	(43,779)
Loss from discontinued operations, net of tax	(31)	(1,591)	(115)	(1,785)
Net loss	$(14,713)	$(23,397)	$(34,636)	$(45,564)

Net loss per share:
Continuing operations
Basic and diluted - common stock	$(0.13)	$(0.20)	$(0.31)	$(0.40)
Discontinued operations
Basic and diluted - common stock	$—	$(0.01)	$—	$(0.02)
Total net loss per share
Basic and diluted - common stock	$(0.13)	$(0.21)	$(0.31)	$(0.42)

Weighted average shares outstanding:
Basic and diluted - common stock	110,209,510	109,120,438	110,057,981	108,851,348

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(14,713)	$(23,397)	$(34,636)	$(45,564)
Other comprehensive income (loss) from foreign currency translation gain (loss)	82	(208)	137	(98)
Total other comprehensive income (loss)	82	(208)	137	(98)
Comprehensive loss	$(14,631)	$(23,605)	$(34,499)	$(45,662)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018	109,491,277	$11	$887,289	$(884,122)	$(347)	$2,831
Stock-based compensation	—	—	707	—	—	707
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	430,370	—	(53)	—	—	(53)
Assignment of NantHealth Labs (see Note 20)	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	55	55
Net loss	—	—	—	(19,923)	—	(19,923)
Balance at March 31, 2019	109,921,647	11	887,963	(904,045)	(292)	(16,363)
Stock-based compensation	—	—	707	—	—	707
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	532,860	—	(209)	—	—	(209)
Other comprehensive income	—	—	—	—	82	82
Net loss	—	—	—	(14,713)	—	(14,713)
Balance at June 30, 2019	110,454,507	$11	$888,461	$(918,758)	$(210)	$(30,496)

NantHealth, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2017	108,383,602	$10	$886,669	$(693,233)	$(144)	$193,302
Modified retrospective adjustment on adoption of ASC 606	—	—	—	1,263	—	1,263
Stock-based compensation	—	—	2,655	—	—	2,655
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	208,344	—	(339)	—	—	(339)
Assignment of NantHealth Labs (see Note 20)	—	—	(3,785)	—	—	(3,785)
Other comprehensive income	—	—	—	—	110	110
Net loss	—	—	—	(22,168)	—	(22,168)
Balance at March 31, 2018	108,591,946	10	885,200	(714,138)	(34)	171,038
Stock-based compensation			1,808			1,808
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	793,614	1	(1,657)	—	—	(1,656)
Assignment of NantHealth Labs (see Note 20)			536			536
Other comprehensive loss	—	—	—	—	(208)	(208)
Net loss	—	—	—	(23,397)		(23,397)
Balance at June 30, 2018	109,385,560	$11	$885,887	$(737,535)	$(242)	$148,121

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(34,636)	$(45,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of business	582	—
Depreciation and amortization	11,943	10,883
Amortization of debt discounts and deferred financing offering cost	2,760	2,429
Impairment of goodwill and other intangible assets	3,977	—
Change in fair value of derivatives liability	—	(2)
Change in fair value of Bookings Commitment	1,505	—
Stock-based compensation	1,323	4,432
Deferred income taxes, net	251	(1,785)
Provision for bad debt expense	24	53
Loss from related party equity method investment	4,418	6,206
Other noncash expense	—	219
Impairment of equity securities	—	1,750
Changes in operating assets and liabilities, net of business combinations and divestitures:
Accounts receivable, net	285	(3,322)
Inventories	193	108
Related party receivables, net	320	(463)
Prepaid expenses and other current assets	(1,836)	1,109
Deferred implementation costs	—	34
Accounts payable	1,394	1,228
Accrued and other current liabilities	(2,398)	(6,992)
Deferred revenue	(1,072)	929
Related party payables, net	2,624	3,830
Change in operating lease right-of-use assets and liabilities	(192)	—
Other operating assets and liabilities	(629)	1,338
Net cash used in operating activities	(9,164)	(23,580)
Cash flows from investing activities:
Proceeds from sale of business, net of cash disposed	300	—
Purchases of property and equipment including internal use software	(2,088)	(5,327)
Assignment of NantHealth Labs (formerly Liquid Genomics), net of cash assigned (see Note 20)	—	68
Net cash used in investing activities	(1,788)	(5,259)
Cash flows from financing activities:
Tax payments related to stock issued, net of stock withheld, for vested equity awards	(267)	(1,996)
Net cash used in financing activities	(267)	(1,996)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(280)
Net decrease in cash, cash equivalents and restricted cash	(11,229)	(31,115)
Cash, cash equivalents and restricted cash, beginning of period (1)	19,441	62,010
Cash, cash equivalents and restricted cash, end of period (1)	$8,212	$30,895

NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$2,943	$2,943
Interest received	—	3
Noncash investing and financing activities:
Purchases of property and equipment including internal use software	91	577
The accompanying notes are an integral part of these Consolidated Financial Statements.
(1) Cash and cash equivalents included restricted cash of $1,136 and $1,136 at December 31, 2018 and June 30, 2019, respectively, included in Other assets and $350 and $1,486 at December 31, 2017 and June 30, 2018, respectively. Restricted cash consists of funds that are contractually restricted as to usage or withdrawal related to the Company's security deposits in the form of standby letters of credit for leased facilities. No amounts have been drawn upon the letters of credit as of June 30, 2019.

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

On August 25, 2017, the Company sold substantially all of the assets of the Company’s provider/patient engagement solutions business (see Note 4). On June 7, 2019, the Company sold its home health care services business (see Note 4). The sale enabled the Company to focus on its core competencies of genomic sequencing, clinical decision support, connected care, and payer engagement.
As of June 30, 2019, the Company conducted the majority of its operations in the United States, the United Kingdom, Singapore and Canada.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Consolidated Financial Statements include the accounts of NantHealth and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operations. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2018. The results of operations of the entities disposed of are included in the unaudited Consolidated Financial Statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. The accompanying Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited Consolidated Financial Statements at that date, without retrospective application of ASC 842, Leases. The balance sheets do not include all of the disclosures required by GAAP. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company believes its existing cash, cash equivalents and ability to borrow from affiliated entities will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements based upon the Company’s Chairman and CEO’s intent and ability to support the Company’s operations with additional funds as required. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital were private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“NantCapital”), convertible notes, and its IPO.
Note 2. Summary of Significant Accounting Policies
There have been no significant changes to the accounting policies as disclosed in the Company's Annual Report on Form 10-K, apart from the application of the new lease reporting standard issued by FASB as Accounting Standards Codification ("ASC") 842, Leases, and the new accounting guidance applicable to non-employee stock compensation, released as Accounting Standards Update ("ASU") No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, described below. The other accounting policies, including the accounting policy for leases and non-employee stock compensation, applied to periods before January 1, 2019, are described in the Company’s 2018 Annual Report on Form 10-K.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
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
Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASC 842, which is aimed at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases previously accounted for as operating leases. This led to the recognition upon adoption, of operating lease liabilities of $12,703, the short-term portion of which, $1,624 was recorded in accrued and other current liabilities. Operating lease right-of-use assets of $9,724 were recognized. The Company applied the new lease standard at the adoption date and did not restate comparative periods. There was no cumulative-effect adjustment recognized in accumulated deficit in the period of adoption. On adoption, the Company elected the package of transition practical expedients and therefore did not reassess: whether expired or existing contracts are or contain leases; the lease classification of expired or existing leases; initial direct costs for any existing leases (see Note 14.).

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to simplify accounting for non-employee stock-based compensation. The Company applied the new guidance to equity-classified nonemployee awards for which a measurement date had not been established, which were valued at adoption date fair value. There was no cumulative-effect adjustment to the Company's accumulated deficit.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Effective January 1, 2019, the Company adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The Company adopted this standard on January 1, 2019 with no impact on the Consolidated Financial Statements.

The SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, effective for filings submitted on or after November 5, 2018. The guidance extended to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04 to disclose changes in shareholders' equity. Under the requirements in SEC Regulation S-X, Rules 8-03(a)(5) and 10-01(a)(7), as amended by this new guidance, registrants must now analyze changes in shareholders' equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The Company has presented separate Consolidated Statements of Stockholders' Equity (Deficit) to satisfy this new disclosure requirement.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, nor are believed by management to have, a material impact on the Company's present or future Consolidated Financial Statements.
Upcoming Accounting Standard Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard provides guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor, i.e. a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This ASU will become effective for annual periods beginning January 1, 2020. Early adoption is permitted and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is still evaluating the impact of this ASU.

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

Note 3. Revenue Recognition

Contract Balances

The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three and six months ended June 30, 2019, there were revenues of $7,151 and $12,524 recognized, respectively, that were included in the deferred revenue balance at the beginning of the period. During the three and six months ended June 30, 2018, these revenues recognized were $3,895 and $7,966, respectively.

Contract assets are recognized when a contractual performance obligation has been satisfied, but payment is not due until the completion of additional performance obligations, or the right to receive payment becomes unconditional. Contract assets increased to $985 at June 30, 2019 from $434 at December 31, 2018, due to fulfillment of performance obligations.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $1,591 at June 30, 2019 and $1,163 at December 31, 2018. During the three and six months ended June 30, 2019, the Company recorded amortization of $273 and $460, respectively. During the three and six months ended June 30, 2018, amortization was $201 and $240, respectively.

Performance Obligations

As of June 30, 2019, the Company has allocated a total transaction price of $13,097 to unfulfilled performance obligations that are expected to be fulfilled within three years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.
Note 4. Discontinued Operations and Divestitures
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

Allscripts conveyed to the Company 15,000,000 shares of Company's common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the acquired Business upon Disposition. Allscripts paid the Company $1,742 of cash consideration as an estimated working capital payment, and the Company recorded a receivable of $1,021 related to final working capital adjustments. The Company was also responsible for fulfilling certain customer service obligations of the Business post-closing. As of December 31, 2018, the Company accrued $1,372 in accrued and other current liabilities for these obligations, which included estimates for certain unresolved items. These and certain other outstanding amounts were settled by agreement on March 18, 2019 with a net payment to the Company from Allscripts of $435.

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement. As of June 30, 2019 and December 31, 2018, the estimated fair value was $18,452 and $16,947, respectively.
Divestitures
Sale of Home Health Care Services Business

On June 7, 2019, the Company completed the divestiture of its home health care services business in exchange for cash proceeds of $300, which resulted in a loss on sale of business of $582. The home health care services business does not qualify as discontinued operations as its divestiture does not represent a strategic shift that has had a major impact on the Company's operations or financial results.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 5. Accounts Receivable, net
Accounts receivable are included on the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2019 and December 31, 2018 was $165 and $163, respectively.
Note 6. Inventories
Inventories as of June 30, 2019 and December 31, 2018 consisted of $303 and $496 of finished goods, respectively.
Note 7. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Prepaid expenses	$1,508	$1,485
Insurance receivable	2,220	306
Other current assets	1,998	2,559
Prepaid expenses and other current assets	$5,726	$4,350

Accrued and other current liabilities as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Payroll and related costs	$4,439	$5,803
NaviNet acquisition accrued earnout	—	1,700
Litigation expense payable	2,220	306
Operating lease liabilities	1,821	—
Other accrued and other current liabilities	4,134	6,023
Accrued and other current liabilities	$12,614	$13,832
Note 8. Property, Plant, and Equipment, net
Property, plant and equipment, net as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Computer equipment and software	$14,159	$14,058
Furniture and equipment	3,309	3,732
Leasehold and building improvements	7,423	7,450
Property, plant, and equipment, excluding internal use software	24,891	25,240
Less: Accumulated depreciation and amortization	(19,500)	(17,884)
Property, plant and equipment, excluding internal use software, net	5,391	7,356
Internal use software	31,965	31,565
Construction in progress - Internal use software	1,888	903
Less: Accumulated depreciation and amortization, internal use software	(21,092)	(16,846)
Internal use software, net	12,761	15,622
Property, plant, and equipment, net	$18,152	$22,978

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Depreciation and amortization expense from continuing operations was $3,654 and $7,000, respectively, for the three and six months ended June 30, 2019, of which $2,401 and $4,948, respectively, related to internal use software costs. Depreciation and amortization expense from continuing operations was $3,037 and $6,107, respectively, for the three and six months ended June 30, 2018, of which $2,217 and $4,343, respectively, related to internal use software costs.

Amounts capitalized to internal use software for the three and six months ended June 30, 2019 were $984 and $1,896, respectively. Amounts capitalized to internal use software for the three and six months ended June 30, 2018 were $1,718 and $3,344, respectively.
Note 9. Intangible Assets, net
The Company’s definite-lived intangible assets as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Customer relationships	$52,000	$52,000
Developed technologies	32,000	36,700
Trade name	3,000	3,000
	87,000	91,700
Less: Accumulated amortization	(30,758)	(26,997)
Intangible assets, net	$56,242	$64,703

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three and six months ended June 30, 2019 was $2,197 and $4,484, respectively. Amortization expense from continuing operations for the three and six months ended June 30, 2018 was $2,347 and $4,574, respectively.
At February 28, 2018, the Company recorded $4,700 of definite-lived intangible assets and accumulated amortization of $271 related to the assignment of NantHealth Labs (see Note 20). These intangibles are amortized over a period of thirteen years.

During the three months ended June 30, 2019, the Company identified an indicator of impairment with respect to the NantHealth Labs definite-lived intangible assets given the decline in sales and the Company's decision to cease commercial sales of its liquid biopsy test offering to focus on performing a study to measure the clinical utility of the AR-V7 analyte for informing treatment in patients with castration-resistant prostate cancer. Although the Company will continue this study while also pursuing other strategically aligned clinical studies that support its liquid biopsy platform, the Company determined that the assets were not recoverable given the significant amount of costs required to further build evidence of clinical utility while also ceasing commercial sales of the Liquid GPS product. Therefore, the Company fully impaired the intangible assets as of June 30, 2019 and recorded an impairment loss of $3,977 within operating expenses.
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of June 30, 2019 is as follows:

Amounts
Remainder of 2019	$4,394
2020	8,038
2021	8,038
2022	8,038
2023	3,467
Thereafter	24,267
Total future intangible amortization expense	$56,242

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 10. Goodwill
Goodwill as of June 30, 2019 and December 31, 2018 was $115,930.
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
(Unaudited)

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

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. For the three months ended June 30, 2019 and 2018, the Company recognized equity losses of $2,208 and $2,945, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized equity losses of $4,418 and $6,206, respectively.

The Company used the following summarized financial information for NantOmics for the six months ended March 31, 2019 and 2018, to record its equity method losses for the six months ended June 30, 2019 and 2018:

	Three Months Ended March 31		Six Months Ended March 31
	2019	2018	2019	2018
Revenues	$1,320	$1,582	$3,066	$2,966
Gross loss	(814)	(2,018)	(1,334)	(6,287)
Loss from operations	(6,221)	(13,230)	(13,105)	(26,684)
Impairment on equity investments	—	—	(12,265)	—
Net loss	(5,079)	(12,080)	(22,930)	(44,039)
Net loss attributable to NantOmics	(4,958)	(11,622)	(22,709)	(43,042)
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

As of June 30, 2019 and December 31, 2018, IOBS was considered a variable interest entity. The Company is not the primary beneficiary of IOBS because it only has the right to elect two of five directors. All major decisions of IOBS require the majority vote by the members of the board of directors, including decisions made to manage the business including hiring and firing of officers and other critical management functions. Therefore, the Company does not consolidate IOBS.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

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
The liability component of the Convertible Notes on the date of issuance was computed as $83,079, consisting of the value of the embedded interest make-whole derivative of $1,499 and the carrying value of the Convertible Notes of $81,580. Accordingly, the equity component on the date of issuance was $23,921. If the debt is considered current at the balance sheet date, the liability component of the convertible notes will be classified as current liabilities and presented in current portion of convertible notes debt and the equity component of the convertible debt will be considered a redeemable security and presented as redeemable equity on the Company's Consolidated Balance Sheet.
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
As of June 30, 2019, the remaining life of the Convertible Notes is approximately 30 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

	Related Party	Others	Total
Balance as of June 30, 2019
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,387)	(15,043)	(16,430)
Net carrying amount	$8,613	$81,957	$90,570

Balance as of December 31, 2018
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,622)	(17,567)	(19,189)
Net carrying amount	$8,378	$79,433	$87,811

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables set forth the Company's interest expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471	$275	$2,668	$2,943
Amortization of debt discounts	117	1,124	1,241	229	2,212	2,441
Amortization of deferred financing offering costs	3	159	162	6	312	318
Total convertible notes interest expense	$257	$2,617	$2,874	$510	$5,192	$5,702

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471	$275	$2,668	$2,943
Amortization of debt discounts	100	957	1,057	203	1,946	2,149
Amortization of deferred financing offering costs	3	135	138	5	275	280
Total convertible notes interest expense	$240	$2,426	$2,666	$483	$4,889	$5,372
Note 13. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$18,452	$—	$—	$18,452

	December 31, 2018
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$16,947	$—	$—	$16,947

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Level 3 Inputs

Bookings Commitment

The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business (see Note 4), using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 17% and 20% at June 30, 2019 and at December 31, 2018. The change in fair value is recorded as an unrealized gain or loss through earnings within other (expense) income, net in the Company's Consolidated Statements of Operations.

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

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three and six months ended June 30, 2019:

	March 31, 2019	Additions	Change in Fair Value	June 30, 2019
Bookings Commitment	$19,441	$—	$(989)	$18,452

	December 31, 2018	Additions	Change in Fair Value	June 30, 2019
Bookings Commitment	$16,947	$—	$1,505	$18,452
Fair Value of Convertible Notes held at amortized cost
As of June 30, 2019 and December 31, 2018, the fair value and carrying value of the Company's Convertible Notes were:

	Fair Value	Carrying Value	Face Value
5.5% convertible senior notes due December 15, 2021:
Balance as of June 30, 2019
Related party	$5,867	$8,613	$10,000
Others	56,914	81,957	97,000
	$62,781	$90,570	$107,000
Balance as of December 31, 2018
Related party	$5,879	$8,378	$10,000
Others	57,031	79,433	97,000
	$62,910	$87,811	$107,000

The fair value shown above represents the fair value of the debt instrument, inclusive of both the debt and equity components, but excluding the derivative liability. The carrying value represents only the carrying value of the debt component.

The fair value of the Convertible Notes was determined using unobservable inputs that are supported by minimal non-active market activity and that are significant to determining the fair value of the debt instrument. The fair value is level 3 in the fair value hierarchy.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

14. Leases
The Company has operating leases for corporate offices, data centers, and certain equipment. The Company's leases have remaining lease terms of one year to ten years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. NantWorks, a related party, subleases one of the Company's data centers on the same terms the Company agreed with the lessor. Options to extend are included in the lease term where the Company is reasonably certain to exercise the options. Variable payments on the Company's leases are expensed as incurred, as they do not depend on an index, or rate. The Company concluded certain leases for data centers had a term of less than 1 year at inception, as arrangements are only renewed following marketplace assessments and negotiations with vendors.

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

Lease expense, charged to selling, general and administrative expense, for the three and six months ended June 30, 2019 consisted of:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$711	$1,347
Short-term lease cost	276	552
Variable cost	71	150
Sublease income	(52)	(104)
Total lease cost	$1,006	$1,945

For the three and six months ended June 30, 2018, rental expense was charged to selling, general and administrative expense in the amount of $1,412 and $2,376, respectively.

Other information regarding the Company's leases:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating cash flows for operating leases	$(707)	$(1,340)
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,837
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,837
Weighted average remaining lease term - operating leases		6.2 years
Weighted average discount rate - operating leases		11%

As of June 30, 2019 and December 31, 2018, the Company had no material capital leases and the remaining lives of its operating leases ranged from one to ten years as of June 30, 2019.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Future minimum lease payments under the Company's operating leases at June 30, 2019 were:

Maturity Analysis	Amounts
2019	$1,589
2020	3,182
2021	3,033
2022	3,074
2023	3,115
Thereafter	5,014
Total future minimum lease payments	19,007
Less imputed interest	(5,237)
Total	$13,770
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$1,821
Operating lease liabilities	11,949
$13,770
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
Legal Matters
The Company is, from time to time, subject to claims and litigation that arise in the ordinary course of its business. The Company intends to defend vigorously any such litigation that may arise under all defenses that would be available. Except as discussed below, in the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to them, would not have a material adverse effect on the Company’s Consolidated Financial Condition or Results of Operations. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. ("Deora") In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with our founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the court certified the case as a class action. We believe that the claims lack merit and intend to vigorously defend the litigation.

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

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery.  The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as in re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint. A hearing on the defendants’ motion is scheduled for September 25, 2019. We believe that the claims lack merit and intend to vigorously defend the litigation.

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

In its Verified Complaint, and a contemporaneous notice of default that the Company disputed, PayPal alleges that the Company breached the Sublease Agreement. In addition, PayPal asserts claims for breach of the covenant of good faith and fair dealing, and violations of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and seeks a declaratory judgment recognizing and enforcing the terms of the Sublease Agreement. Among other relief, PayPal seeks damages, treble damages, interest, costs, and attorneys’ fees. PayPal has recently asserted that its damages are in excess of $2.3 million, which it has suggested the court should treble pursuant to the provisions of Massachusetts General Laws, Chapter 93A.

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
(Unaudited)

On April 4, 2019, PayPal filed a motion to add NantWorks, LLC as a defendant in the litigation, which motion was filed together with the Company's opposition. The court denied PayPal's motion on April 16, 2019.

PayPal served a motion for summary judgment on June 5, 2019 and the Company served its opposition on July 12, 2019. PayPal responded with a reply to the Company’s opposition on July 18, 2019 and filed the fully briefed motion that same day.

The parties completed fact discovery on March 15, 2019 and are currently engaged in expert discovery, which is scheduled to conclude on August 22, 2019.

The Company denies any liability to PayPal and intends to vigorously defend the action.
Note 16. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2019 was an expense of $133 and $359, respectively. For the three and six months ended June 30, 2018, the benefit for income taxes was $601 and $1,651, respectively. The tax provision for income taxes for the three and six months ended June 30, 2019 and the benefit from income taxes for the three and six months ended June 30, 2018 included an income tax provision for the consolidated group based on an estimated annual effective tax rate.

The effective tax rate for the three and six months ended June 30, 2019 was 0.96% and 1.05%, respectively. The effective tax rate for the three and six months ended June 30, 2018 was a benefit of 2.68% and 3.63%, respectively. The effective tax rates for the three and six months ended June 30, 2019 and June 30, 2018 differed from the U.S. federal statutory rates of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible asset, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income tax rate differential and the impact of valuation allowance on the Company's deferred tax assets.

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
Note 17. Stockholders’ Equity (Deficit)
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of June 30, 2019 and December 31, 2018, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of June 30, 2019, and December 31, 2018, there were no outstanding shares of preferred stock.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 18. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted Stock:
Research and development	$—	$27	$—	$51
Phantom units:
Cost of revenue	(1)	118	21	250
Selling, general and administrative	16	162	38	415
Research and development	10	152	(3)	326
Total phantom units stock-based compensation expense	25	432	56	991
Stock options:
Selling, general and administrative	15	—	15	—
Restricted Stock Units:
Cost of revenue	2	9	5	19
Selling, general and administrative	625	1,270	1,231	3,223
Research and development	6	70	16	148
Total restricted stock units stock-based compensation expense	633	1,349	1,252	3,390
Total stock-based compensation expense	673	1,808	1,323	4,432
Amount capitalized to internal-use software	34	116	91	260
Total stock-based compensation cost	$707	$1,924	$1,414	$4,692
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Phantom Unit Plan
On March 31, 2015, the Company approved the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”). The maximum number of phantom units that may be issued under the Phantom Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. As of June 30, 2019, there were 134,198 phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018.

The following table summarizes the activity related to the unvested phantom units during the three and six months ended June 30, 2019:

	Number of Units	Weighted Average Grant Date Value Per Phantom Unit
Unvested phantom units outstanding December 31, 2018	588,852	$14.95
Vested	(287,500)	$15.79
Forfeited	(17,500)	$14.05
Unvested phantom units outstanding - March 31, 2019	283,852	$14.16
Vested	(129,881)	$14.10
Forfeited	(19,773)	$14.10
Unvested phantom units outstanding - June 30, 2019	134,198	$14.22

The Company has previously granted phantom units to employees of related companies who are providing services to the Company under the shared services agreement with NantWorks (see Note 20) as well as certain consultants of the Company. No phantom units were granted during the three and six months ending June 30, 2019 or 2018. All other grants of phantom units have been made to employees of the Company. Stock-based compensation expense for the phantom units issued to participants who are based outside of the United States is re-measured at the end of each reporting period until the awards vest. The Company uses the accelerated attribution method to recognize expense for all phantom units since the awards’ vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.

As of June 30, 2019, the Company had $270 of unrecognized stock-based compensation expense related to phantom units which will be recognized over a weighted-average period of 0.9 years. Of that amount, $267 of unrecognized expense is related to employee grants with a weighted-average period of 0.9 years and $3 of unrecognized expense is related to non-employee grants with a weighted-average period of 0.8 years.

During the three and six months ended June 30, 2019, the Company issued 72,562 and 263,637 shares, respectively, of common stock to participants of the Phantom Unit Plan based in the United States.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Restricted Stock
The Company issued 10,462 shares of restricted stock under the 2016 Plan on June 1, 2016, in connection with the conversion of the Series C units. No units were vested and converted into unrestricted common stock during the three and six months ending June 30, 2019 or 2018. As of June 30, 2019, there were no shares of restricted stock outstanding under the 2016 Plan. As of December 31, 2018, there were 3,490 shares of restricted stock outstanding under the 2016 Plan.
Stock Options
During the three and six months ended June 30, 2019, the Company issued 905,724 stock options, with an exercise price of $0.61, under the 2016 Plan, to the Company’s independent directors on the Board of Directors The awards were granted in connection with the directors' services as directors and are accounted for as awards to employees. Stock compensation expense is calculated based on the grant fair value of the award and the attribution of that cost is being recognized ratably over the vesting period. The Company has utilized the Black-Scholes option-pricing model to determine the fair value of the stock options.
As of June 30, 2019, the Company had $285 of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.0 year.
Restricted Stock Units

The Company intends to settle all vested restricted stock unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018.

The following table summarizes the activity related to the unvested restricted stock units during the three and six months ended June 30, 2019:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding - December 31, 2018	1,812,961	$2.74
Granted	60,000	$0.98
Vested	(38,967)	$1.65
Forfeited	(43,812)	$3.39
Unvested restricted stock units outstanding - March 31, 2019	1,790,182	$2.66
Vested	(865,129)	$2.70
Forfeited	(129,530)	$3.06
Unvested restricted stock units outstanding - June 30, 2019	795,523	$2.59
Unrecognized compensation expense related to unvested restricted stock units was $1,766 at June 30, 2019, which is expected to be recognized as expense over the weighted-average period of 1.2 years.

During the three and six months ended June 30, 2019, the Company issued 618,553 and 642,520 shares, respectively, of common stock to participants of the 2016 Plan based in the United States.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 19. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock and redeemable common stock for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Common Stock	Common Stock	Common Stock	Common Stock
Net loss per share numerator:
Net loss from continuing operations	$(14,682)	$(21,806)	$(34,521)	$(43,779)
Net loss from discontinued operations	(31)	(1,591)	(115)	(1,785)
Net loss for basic and diluted net loss per share	$(14,713)	$(23,397)	$(34,636)	$(45,564)
Weighted-average shares for basic net loss per share	110,209,510	109,120,438	110,057,981	108,851,348
Effect of dilutive securities	—	—	—	—
Weighted-average shares for dilutive net loss per share	110,209,510	109,120,438	110,057,981	108,851,348
Basic and diluted net loss per share from continuing operations	$(0.13)	$(0.20)	$(0.31)	$(0.40)
Basic and diluted net loss per share from discontinued operations	$—	$(0.01)	$—	$(0.02)
Basic and diluted total net loss per share	$(0.13)	$(0.21)	$(0.31)	$(0.42)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2019	2018
Unvested restricted stock	1	3,490
Unvested phantom units	134,198	691,625
Unvested restricted stock units	795,523	1,649,564
Unexercised stock options	905,724	—
Convertible notes	8,815,655	8,815,655

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 20. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three and six months ended June 30, 2019, the Company incurred $73 and $437, respectively, of expenses related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. During the three and six months ended June 30, 2018, the Company incurred $390 and $1,433, respectively, of expenses related to selling, general and administrative services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. Additionally, the Company incurred $167 and $377 of expenses during the three and six months ended June 30, 2019, respectively, related to research and development services provided by NantWorks and affiliates. During the three and six months ended June 30, 2018, the Company incurred $101 of expenses related to research and development services provided by NantWorks and affiliates.
Related Party Receivables and Payables
As of June 30, 2019 and December 31, 2018, the Company had related party receivables, net of related party payables of $2,298 and $2,618, respectively, primarily consisting of a receivable from Ziosoft KK of $1,915 at both dates, which was related to the sale of Qi Imaging. As of June 30, 2019 and December 31, 2018, the Company had related party payables, net of receivables balances, and related party liabilities of $25,131 and $22,499, respectively, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below) and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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
As of June 30, 2019 and December 31, 2018, the Company has $327 and $394, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three and six months ended June 30, 2019, direct costs of $679 and $1,747 were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three and six months ended June 30, 2018, direct costs of $1,086 and $2,262, respectively, were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge, an entity affiliated with the Company's Chairman and CEO Dr. Patrick Soon-Shiong, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 12). The accrued and unpaid interest on the Convertible Notes held by Cambridge was $24 and $24 at June 30, 2019 and December 31, 2018, respectively, as part of current related party liabilities on the Consolidated Balance Sheet.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Under these agreements, the Company recorded $67 and $416 of revenue during the three and six months ended June 30, 2019, respectively. The Company recorded $137 and $182 of revenue during the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the Company has $220 of accounts receivable from related parties and $59 of deferred revenue due to these agreements. As of December 31, 2018, the Company had $540 of accounts receivable from related parties and $375 of deferred revenue due to these agreements.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note were originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes (see Note 12). No other terms of the promissory note were changed. As of June 30, 2019, and December 31, 2018, the total principal and interest outstanding on the note amounted to $133,605 and $130,374, respectively. The accrued and unpaid interest on the note was $20,939 and $17,708, respectively, as of June 30, 2019 and December 31, 2018, as part of noncurrent related party liabilities on the Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval, and as of June 30, 2019, there was no outstanding balance on the promissory note.
On August 8, 2018, the Company executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, with interest payments on outstanding amounts due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows the Company to request advances, up to a maximum commitment of $100,000. Advances can be requested of up to $10,000 per calendar quarter until March 31, 2019 and, following that, up to $20,000 per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes (see Note 12). The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At June 30, 2019, the Company was in compliance with the covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs, assumptions, and information currently available to our management, and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those described in greater detail elsewhere in this Quarterly Report and in our Annual Report on Form 10-K, particularly in Item 1A, “Risk Factors”.
Overview
We are a leading next-generation, evidence-based, personalized healthcare company focused on enabling our clients to fundamentally change the diagnosis and treatment of cancer and other critical illnesses. We believe a molecular-driven, systems-based approach to making clinical treatment decisions based on large-scale, real time biometric and phenotypical data will become the standard of care initially for patients with cancer and, ultimately, other critical illnesses. We derive revenue from selling molecular sequencing and analysis services (including our unique, comprehensive GPS Cancer test, for which we obtained exclusive rights from an affiliate that provides sequencing and analysis of tumor & normal samples), and from selling software solutions to healthcare payers, self-insured employers and healthcare systems.
We market certain of our solutions as a comprehensive integrated solution that includes our molecular sequencing and analysis services, Clinical Decision Support, and Payer Engagement solutions. We also market our molecular sequencing and analysis services, Clinical Decision Support, Payer Engagement and Connected Care solutions on a stand-alone basis. To accelerate our commercial growth and enhance our competitive advantage, we intend to continue to:
•introduce new marketing, education and engagement efforts and foster relationships across the health care community to drive adoption of NantHealth products and services;
•strengthen our commercial organization to increase our NantHealth solutions client base and to broaden usage of our solutions by existing clients;
•develop new features and functionality for NantHealth solutions to address the needs of current and future healthcare provider and payer, self-insured employer and biopharmaceutical company clients;
•pursue reimbursement of molecular sequencing and analysis services from regional and national third-party payers and government payers; and
•publish scientific and medical advances.
Since our inception, we have devoted substantially all of our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch and expansion of our molecular sequencing and analysis business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of June 30, 2019, our accumulated deficit was approximately $918.8 million. We expect to continue to incur operating losses over the near term as we support adoption of our molecular sequencing and analysis solutions (including GPS Cancer), expand our commercial operations, and invest further in NantHealth solutions.
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

In June 2019, we pivoted from a commercial liquid biopsy test offering to focus on performing a study to measure the clinical utility of the AR-V7 analyte for informing treatment in patients with castration-resistant prostate cancer. We will continue this study while also pursuing other strategically aligned clinical studies that support our liquid biopsy platform. As such, we identified an indicator of impairment with respect to the NantHealth Labs definite-lived intangible assets given the decline in sales and our decision to cease commercial sales of our liquid biopsy test product. We determined that the assets were not recoverable given the significant amount of costs required to further build evidence of clinical utility while also ceasing commercial sales of the Liquid GPS product. Therefore, we fully impaired the intangible assets as of June 30, 2019 and recorded an impairment loss of $4.0 million within operating expenses.
2018 Impact of Hurricane Michael
On October 10, 2018, our leased Panama City, Florida office was hit by Hurricane Michael. Due to the geographic spread of our customers, no revenue was lost. However, certain implementation revenues for our software and hardware related business were delayed until later in the fourth quarter and into 2019, due to the disruption caused to our personnel living in the region. Personnel costs for time not worked by our employees in the region during the initial period of recovery totaled $0.7 million. Our office suffered water damage, which temporarily disabled our on-site servers, and delayed filing of our Form 10-Q for the period ended September 30, 2018. We spent $0.4 million directly on maintaining operations and repairing our office.
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

Non-GAAP net loss from continuing operations excludes the effects of (1) loss from equity method investments including impairment losses, (2) stock-based compensation expense, (3) acquisition related sales incentives, which have been recorded as contra revenue, (4) change in fair value of derivatives liability, (5) change in fair value of the Bookings Commitment, (6) impairment of investments without readily determinable fair value, (7) non-cash interest expense related to convertible notes, (8) intangible amortization, (9) impairment of intangible assets, (10) loss on sale of business, (11) securities litigation costs, and (12) the impacts of certain income tax benefits and provisions from non-cash activity.

The following table reconciles Net loss from continuing operations to Net loss from continuing operations - Non-GAAP and Shares outstanding to Shares outstanding - Non-GAAP for the three and six months ended June 30, 2019 and 2018 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss from continuing operations	$(14,682)	$(21,806)	$(34,521)	$(43,779)
Adjustments to GAAP net loss:
Loss from related party equity method investment	2,208	2,945	4,418	6,206
Stock-based compensation expense from continuing operations	673	1,808	1,323	4,432
Acquisition related sales incentive	—	425	—	570
Change in fair value of derivatives liability	—	(1)	—	(1)
Change in fair value of Bookings Commitment	(989)	—	1,505	—
Impairment of investment in IOBS	—	1,750	—	1,750
Noncash interest expense related to convertible notes	1,403	1,235	2,760	2,429
Intangible amortization from continuing operations	2,197	2,347	4,484	4,574
Impairment of intangible assets	3,977	—	3,977	—
Loss on sale of business	582	—	582	—
Securities litigation costs	—	749	—	823
Tax provision (benefit) resulting from certain noncash tax items	255	(599)	366	(1,706)
Total adjustments to GAAP net loss from continuing operations	10,306	10,659	19,415	19,077
Net loss - Non-GAAP from continuing operations	$(4,376)	$(11,147)	$(15,106)	$(24,702)

Weighted average shares outstanding	110,209,510	109,120,438	110,057,981	108,851,348

Net loss per share from continuing operations - Non-GAAP	$(0.04)	$(0.10)	$(0.14)	$(0.23)

The following table reconciles net loss from continuing operations per common share to net loss per common share from continuing operations Non-GAAP for the three and six months ended June 30, 2019 and 2018 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss per common share from continuing operations	$(0.13)	$(0.20)	$(0.31)	$(0.40)
Adjustments to GAAP net loss per common share from continuing operations:
Loss from related party equity method investment	0.01	0.03	0.03	0.06
Stock-based compensation expense from continuing operations	0.01	0.02	0.01	0.04
Acquisition related sales incentive	—	—	—	—
Change in fair value of derivatives liability	—	—	—	—
Change in fair value of Bookings Commitment	(0.01)	—	0.01	—
Impairment of Investment in IOBS	—	0.02	—	0.02
Noncash interest expense related to convertible notes	0.01	0.01	0.03	0.02
Intangible amortization from continuing operations	0.02	0.02	0.04	0.04
Impairment of intangible assets	0.04	—	0.04	—
Loss on sale of business	0.01	—	0.01	—
Securities litigation costs	—	0.01	—	0.01
Tax provision (benefit) resulting from certain noncash tax items	—	(0.01)	—	(0.02)
Total adjustments to GAAP net loss per common share from continuing operations	0.09	0.10	0.17	0.17
Net loss per common share from continuing operations - Non-GAAP	$(0.04)	$(0.10)	$(0.14)	$(0.23)

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

Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and molecular analysis of DNA and RNA (and previously proteomic testing) under our reseller agreement with NantOmics, LLC ("NantOmics"), and from blood samples via our liquid/blood-based tumor profiling platform through our subsidiary, NantHealth Labs, Inc. ("NantHealth Labs", formerly Liquid Genomics, Inc.). Revenue is recognized at a point in time, when reports of results are transferred to the ordering physician or institution, or on a cash basis; or ratably over time for the period of a stand-ready obligation to provide blood-based tumor profiling services.

Home health care services - Home health care services revenue includes revenue related to nursing and therapy services provided to patients in a home care setting. On June 7, 2019, we completed the divestiture of our home health care services business. See Note 4 Discontinued Operations and Divestitures to the Consolidated Financial Statements herein.
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

Sequencing and molecular analysis - Sequencing and molecular analysis cost of revenue includes personnel-related costs associated with fulfillment of these services, including those of our subsidiary, NantHealth Labs, and amounts due to NantOmics under the reseller agreement for the sequencing and molecular analysis of DNA and RNA (and previously proteomic results). It also includes depreciation of internal use software and lab equipment.

Home health care services - Home health care services cost of revenue includes direct expenses relating to our nursing and therapy services provided to patients in a home care setting. On June 7, 2019, we completed the divestiture of our home health care services business. See Note 4 Discontinued Operations and Divestitures to the Consolidated Financial Statements herein.
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

Impairment of intangible assets

Impairment of intangible assets consists entirely of the impairment loss from the NantHealth Labs definite-lived intangible assets. In June 2019, we pivoted from a commercial liquid biopsy test offering to focus on performing a study to measure the clinical utility of the AR-V7 analyte for informing treatment in patients with castration-resistant prostate cancer. We will continue this study while also pursuing other strategically aligned clinical studies that support our liquid biopsy platform. As such, we identified an indicator of impairment with respect to the NantHealth Labs definite-lived intangible assets given the decline in sales and our decision to cease commercial sales of our liquid biopsy test product. We determined that the assets were not recoverable given the significant amount of costs required to further build evidence of clinical utility while also ceasing commercial sales of the Liquid GPS product.
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

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Software-as-a-service related	$18,291	$16,220	$36,093	$32,386
Software and hardware related	3,099	885	4,126	2,340
Maintenance	2,535	2,388	5,028	4,835
Total software-related revenue	23,925	19,493	45,247	39,561
Sequencing and molecular analysis	491	924	1,305	1,764
Home health care services	1,270	1,630	2,863	2,986
Total net revenue	25,686	22,047	49,415	44,311

Cost of Revenue:
Software-as-a-service related	5,743	5,741	11,495	12,342
Software and hardware related	794	789	1,579	1,675
Maintenance	311	234	581	449
Amortization of developed technologies	1,143	1,293	2,376	2,466
Total software-related cost of revenue	7,991	8,057	16,031	16,932
Sequencing and molecular analysis	1,177	1,689	3,603	3,120
Home health care services	648	836	1,471	1,599
Total cost of revenue	9,816	10,582	21,105	21,651

Gross Profit	15,870	11,465	28,310	22,660

Operating Expenses:
Selling, general and administrative	15,177	18,388	31,967	39,122
Research and development	4,584	5,889	9,664	11,040
Amortization of acquisition-related assets	1,054	1,054	2,108	2,108
Impairment of intangible assets	3,977	—	3,977	—
Total operating expenses	24,792	25,331	47,716	52,270

Loss from operations	(8,922)	(13,866)	(19,406)	(29,610)
Interest expense, net	(4,473)	(4,262)	(8,887)	(8,460)
Other income (expense), net	1,054	(1,334)	(1,451)	(1,154)
Loss from related party equity method investment	(2,208)	(2,945)	(4,418)	(6,206)
Loss from continuing operations before income taxes	(14,549)	(22,407)	(34,162)	(45,430)
Provision for (benefit from) income taxes	133	(601)	359	(1,651)
Net loss from continuing operations	(14,682)	(21,806)	(34,521)	(43,779)
Loss from discontinued operations, net of tax	(31)	(1,591)	(115)	(1,785)
Net loss	$(14,713)	$(23,397)	$(34,636)	$(45,564)

Net loss per share:
Continuing operations
Basic and diluted - common stock	$(0.13)	$(0.20)	$(0.31)	$(0.40)
Total net loss per share
Basic and diluted - common stock	$(0.13)	$(0.21)	$(0.31)	$(0.42)
Weighted average shares outstanding:
Basic and diluted - common stock	110,209,510	109,120,438	110,057,981	108,851,348

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Software-as-a-service related	71.2%	73.6%	73.0%	73.1%
Software and hardware related	12.1%	4.0%	8.3%	5.3%
Maintenance	9.9%	10.8%	10.2%	10.9%
Total software-related revenue	93.2%	88.4%	91.5%	89.3%
Sequencing and molecular analysis	1.9%	4.2%	2.6%	4.0%
Home health care services	4.9%	7.4%	5.9%	6.7%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue:
Software-as-a-service related	22.4%	26.0%	23.3%	27.9%
Software and hardware related	3.1%	3.6%	3.2%	3.8%
Maintenance	1.2%	1.1%	1.2%	1.0%
Amortization of developed technologies	4.4%	5.9%	4.7%	5.5%
Total software-related cost of revenue	31.1%	36.5%	32.4%	38.2%
Sequencing and molecular analysis	4.6%	7.7%	7.3%	7.0%
Home health care services	2.5%	3.8%	3.0%	3.6%
Total cost of revenue	38.2%	48.0%	42.7%	48.9%

Gross Profit	61.8%	52.0%	57.3%	51.1%

Operating Expenses:
Selling, general and administrative	59.1%	83.4%	64.7%	88.2%
Research and development	17.8%	26.7%	19.6%	24.9%
Amortization of acquisition-related assets	4.1%	4.8%	4.3%	4.8%
Impairment of intangible assets	15.5%	—%	8.0%	—%
Total operating expenses	96.5%	114.9%	96.6%	117.9%

Loss from operations	(34.7)%	(62.9)%	(39.3)%	(66.8)%
Interest expense, net	(17.4)%	(19.3)%	(18.0)%	(19.1)%
Other income (expense), net	4.1%	(6.1)%	(2.9)%	(2.6)%
Loss from related party equity method investment	(8.6)%	(13.3)%	(8.9)%	(14.0)%
Loss from continuing operations before income taxes	(56.6)%	(101.6)%	(69.1)%	(102.5)%
Provision for (benefit from) income taxes	0.6%	(2.7)%	0.8%	(3.7)%
Net loss from continuing operations	(57.2)%	(98.9)%	(69.9)%	(98.8)%
Loss from discontinued operations, net of tax	(0.1)%	(7.2)%	(0.2)%	(4.0)%
Net loss	(57.3)%	(106.1)%	(70.1)%	(102.8)%

Comparison of Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Software-as-a-service related	$18,291	$16,220	$36,093	$32,386	$2,071	12.8%	$3,707	11.4%
Software and hardware related	3,099	885	4,126	2,340	2,214	250.2%	1,786	76.3%
Maintenance	2,535	2,388	5,028	4,835	147	6.2%	193	4.0%
Total software-related revenue	23,925	19,493	45,247	39,561	4,432	22.7%	5,686	14.4%
Sequencing and molecular analysis	491	924	1,305	1,764	(433)	(46.9)%	(459)	(26.0)%
Home health care services	1,270	1,630	2,863	2,986	(360)	(22.1)%	(123)	(4.1)%
Total net revenue	$25,686	$22,047	$49,415	$44,311	$3,639	16.5%	$5,104	11.5%
Comparison of the three-month periods ended June 30, 2019 and 2018
Total revenue increased $3.6 million, or 16.5%, for the three months ended June 30, 2019 compared to the prior year period. The primary driver of this increase was a $4.4 million increase in total software-related revenue, a $0.4 million decrease in sequencing and molecular analysis, and $0.4 million decrease in home health care services.
Total software-related revenue (including software and hardware related, SaaS, and maintenance) increased by $4.4 million, or 22.7%, for the three months ended June 30, 2019, compared to the prior year period, driven by an increase in both SaaS related revenue and DeviceConX software and hardware revenue.
SaaS related revenue increased by $2.1 million, or 12.8%, for the three months ended June 30, 2019, driven by a $1.4 million increase in NaviNet SaaS revenue, largely from the higher value of professional service projects going live in 2019. A further $0.7 million increase came from our Eviti platform solutions due to a combination of new customers and increased covered lives on existing customers compared with the same period last year.
Software and hardware related revenue increased $2.2 million, or 250.2%, for the three months ended June 30, 2019, compared to the prior year due to software revenue on several larger projects being recognized in the current year period. Our software and hardware related revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX customers and our revenue recognition for those arrangements.
Maintenance revenue increased $147 thousand, or 6.2%, for the three months ended June 30, 2019, compared to the prior year period. The increase was due to the timing of several DeviceConX customer contracts completed and recognized starting in the later part of the prior year.
Sequencing and molecular analysis revenue decreased $433 thousand, or 46.9%, for the three months ended June 30, 2019, compared to the prior year period primarily due to lower contracted orders for our GPS Cancer test.
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
We continue to focus efforts to enhance reimbursement from plans when profiles are ordered and there is no payer contract in place. We are actively engaging plans with detail which supports a physician’s reason for ordering. Our utilization of pre-authorizations and supporting documentation assists in the overall billing and appeal process, optimizing payment with payers, who do not have a formal agreement with us.

In parallel with the private payer activities described above, we are also making extensive efforts to explore approval pathways for our test capabilities (including FDA in-vitro medical device clearance), which we believe will facilitate coverage from governmental programs such as Medicare. Those activities are ongoing but have uncertainty on the timelines as to formal approval. Lastly, we have implemented an increase in the patient financial responsibility which is collected prior to testing to ensure that at least a partial payment is received for every test performed, we expect unpaid and partial paid orders to decline, which will likely result in a decline in total GPS orders and revenue in the short-term.
Home health care services decreased $0.4 million, or 22.1%, for the three months ended June 30, 2019 due to the sale of our home health care services business. On June 7, 2019, we completed the divestiture of our home health care services business in exchange for cash proceeds of $0.3 million, which resulted in a loss on sale of business of $0.6 million. The home health care services business does not qualify as discontinued operations as its divestiture does not represent a strategic shift that has had a major impact on our operations or financial results.
Comparison of the six-month periods ended June 30, 2019 and 2018
Total revenue increased $5.1 million, or 11.5%, for the six months ended June 30, 2019 compared to the prior year period. The primary drivers of this increase were an increase of $5.7 million in total software-related revenue, largely offset by a $0.5 million decrease in sequencing and molecular analysis and a $0.1 million decrease in home health care services.

Our total software-related revenue (including software and hardware, SaaS, and maintenance) increased $5.7 million, or 14.4%, for the six months ended June 30, 2019, compared to the prior period. The increase was primarily driven by SaaS revenue from both NaviNet and Eviti solutions. Software and hardware related revenue and maintenance revenue from DeviceConX also increased.

SaaS related revenue increased $3.7 million, or 11.4% for the six months ended June 30, 2019 compared to the prior year. This increase was primarily driven by increased NaviNet SaaS professional service revenue due to higher value of professional service projects going live in 2019.

Software and hardware related revenue increased $1.8 million, or 76.3% for the six months ended June 30, 2019, compared to the prior year. The main contributing factor for this increase was the timing of a large DeviceConX customer contract completed and recognized in the current year. Our software and hardware related revenue results experience fluctuations due to the timing of implementation completions for our DeviceConX customers and our revenue recognition for those arrangements.

Maintenance revenue increased $0.2 million, or 4.0% for the six months ended June 30, 2019 compared to the prior year period. This increase was due to the timing of a large DeviceConX customer contract completed and recognized in the current year period. The increase was partially offset by a slight decrease in size of the customer base for DeviceConX post contract support maintenance service compared to the prior year.

Sequencing and molecular analysis revenue decreased $0.5 million, or 26.0% for the six months ended June 30, 2019 compared to the prior year period. This decrease was primarily driven by lower volume of GPS samples sequenced and recognized as revenue resulting from deliveries for patients covered by a contract payer and by recognition of revenues related to a research collaboration agreement. This decrease was partially offset by an increase of $0.4 million of Liquid GPS revenue, due to the acquisition of NantHealth Labs on February 28, 2018. Currently, we recognize revenue from clients with executed contracts, and from clients without a contractual agreement where we recognize revenue on a cash basis given the uncertainty over reimbursement. As the Company gains additional insurance coverage, including coverage under government insurance programs, we expect to be able to reduce the portion of sequencing and molecular analysis revenue which is recognized on a cash basis.

Home health care services decreased $0.1 million, or 4.1% for the six months ended June 30, 2019 compared to the prior year period. This decrease was due to the sale of our home health care services business in June 2019.

Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30, 2019
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Software-as-a-service related	$5,743	$5,741	$11,495	$12,342	$2	—%	$(847)	(6.9)%
Software and hardware related	794	789	1,579	1,675	5	0.6%	(96)	(5.7)%
Maintenance	311	234	581	449	77	32.9%	132	29.4%
Amortization of developed technologies	1,143	1,293	2,376	2,466	(150)	(11.6)%	(90)	(3.6)%
Total software-related cost of revenue	7,991	8,057	16,031	16,932	(66)	(0.8)%	(901)	(5.3)%
Sequencing and molecular analysis	1,177	1,689	3,603	3,120	(512)	(30.3)%	483	15.5%
Home health care services	648	836	1,471	1,599	(188)	(22.5)%	(128)	(8.0)%
Total cost of revenue	$9,816	$10,582	$21,105	$21,651	$(766)	(7.2)%	$(546)	(2.5)%
Comparison of the three-month periods ended June 30, 2019 and 2018
Total cost of revenue decreased $0.8 million, or 7.2%, for the three months ended June 30, 2019 compared to the prior year period. This decrease was mainly due to a $0.5 million decrease in sequencing and molecular analysis cost of revenue, a $0.2 million decrease in home health care services cost of revenue, and a $0.1 million decrease in total software-related cost of revenue.

Total software-related cost of revenue decreased by $0.1 million, or 0.8%, compared to the prior year period. The main driver of this decline was a $0.2 million decline in Amortization of developed technologies cost of revenue due to impairment of the NantHealth Labs intangible assets during the three months ended June 30, 2019. This decrease was partially offset by $0.1 million increase in Maintenance cost of revenue due to an increase in personnel and professional services costs, resulting from a slight increase in headcount working on DeviceConX products.

Sequencing and molecular analysis cost of revenue decreased $0.5 million, or 30.3%, primarily driven by a $0.2 million decrease in personnel expenses resulting from reduction of headcount working on GPS products coupled with a $0.4 million decrease in GPS cost of revenue due to a lower volume of GPS test deliveries as a result of lower orders, partially offset by a $0.1 million increase in depreciation related to capitalized internal use software.
Comparison of the six-month periods ended June 30, 2019 and 2018
Total cost of revenue decreased $0.5 million, or 2.5% for the six months ended June 30, 2019 compared to the prior year period. This decrease was primarily driven by a decrease of $0.9 million in total software-related cost of revenue offset by an increase of $0.5 million in sequencing and molecular analysis cost of revenue.

Total software-related cost of revenue decreased by $0.9 million, or 5.3%, compared to the prior year period. The decrease was primarily due to a $0.8 million decrease in SaaS cost of revenue, driven primarily by a $0.7 million decrease in personnel and professional service related expenses due to a reduction in headcount working on NaviNet products.

Sequencing and molecular analysis cost of revenue increased $0.5 million, or 15.5%, primarily driven by $0.4 million increase in depreciation related to capitalized internal use software and a $0.2 million increase in professional service costs, partially offset by decrease of $0.2 million in personnel expenses resulting from a reduction in headcount working on GPS products.

Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Selling, general and administrative	$15,177	$18,388	$31,967	$39,122	$(3,211)	(17.5)%	$(7,155)	(18.3)%
Comparison of the three-month periods ended June 30, 2019 and 2018
Selling, general and administrative expenses decreased $3.2 million, or 17.5%, for the three months ended June 30, 2019 compared to the prior year period. The primary driver of this variance was a $0.8 million decrease in stock compensation expense, as grants made in 2017 vested during 2018 and a $1.4 million decrease in professional services due primarily to the timing of project based advisory and consulting services. Additionally, the decrease is also contributed by a $0.3 million decrease in corporate shared services net allocation from our parent company, resulting from a reduction of general overhead expenses, and partially offset by a $0.6 million loss recognized on the sale of our home care services business.
Comparison of the six-month periods ended June 30, 2019 and 2018
Selling, general and administrative expenses decreased $7.2 million, or 18.3%, for the six months ended June 30, 2019 compared to the prior year. The major contributing factors for this decrease were a $3.0 million decrease in professional service costs resulting from the timing of project based advisory and consulting services, a $2.4 million decrease in stock compensation expense against the prior year period, a $0.7 million net decrease in corporate shared services allocation from our parent company, and a $0.6 million decrease in other general and administrative costs due to the loss on sale of our home home care services business in June 2019.
Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Research and development	$4,584	$5,889	$9,664	$11,040	$(1,305)	(22.2)%	$(1,376)	(12.5)%
Comparison of the three-month periods ended June 30, 2019 and 2018
Research and development expenses decreased $1.3 million, or 22.2%, for the three months ended June 30, 2019 compared to the prior year. This decrease was driven by a $0.3 million reduction in stock compensation expense due to fully vested grants and terminations, a $0.9 million decrease in personnel related expense due to lower headcount, and a $0.3 million decrease from computer and equipment related costs.
Comparison of the six-month periods ended June 30, 2019 and 2018
Research and development expenses decreased $1.4 million or 12.5% for the six months ended June 30, 2019, compared to the prior year. This decrease was driven primarily by a $0.3 million reduction in personnel related expenses as a result of lower headcount, coupled with a $0.8 million reduction in computer and equipment costs as a result of various cost savings measures.

Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Interest expense, net	$4,473	$4,262	$8,887	$8,460	$211	5.0%	$427	5.0%
In December 2016, we issued an aggregate principal amount of $107 million of our 5.5% convertible senior notes due 2021 (the "Convertible Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the "Securities Act"), as amended and to non-U.S. persons pursuant to Regulation S under the Securities Act, of which $10 million were issued to a related party. The Convertible Notes will mature on December 15, 2021 unless earlier converted, redeemed or repurchased in accordance with the terms of the Convertible Notes. Please see the section entitled "Liquidity and Capital Resources" below and Note 12 to the accompanying Consolidated Financial Statements for further discussion of the Convertible Notes.
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer. Through June 30, 2019, the total advances made by NantCapital to us pursuant to the note amounted to approximately $112.7 million. We can request additional advances subject to approval from NantCapital. The note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year.
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
Comparison of the three-month periods ended June 30, 2019 and 2018
Interest expense, net increased by $0.2 million for the three months ended June 30, 2019, compared to the prior year period. This $0.2 million increase was due to the pattern of amortization of debt discounts and amortization of deferred financing offering costs, and the accrual of additional interest on the NantCapital note.
Comparison of the six-month periods ended June 30, 2019 and 2018
Interest expense, net increased by $0.4 million for the six months ended June 30, 2019. This $0.4 million increase was primarily attributable to interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering costs.
Other Income (expense), net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Other income (expense), net	$1,054	$(1,334)	$(1,451)	$(1,154)	$2,388	(179.0)%	$(297)	25.7%

Comparison of the three-month periods ended June 30, 2019 and 2018
Other (expense) income, moved by $2.4 million from expense of $1.3 million for the three months ended June 30, 2018 to an income of $1.1 million for the three months ended June 30, 2019. The income in the second quarter of 2019 was mainly driven by a $1.0 million decrease in the fair value of the Bookings Commitment liability, as a result of changes in the cost of debt due to macroeconomic factors and the passage of time, compared to the expense in the prior year period mainly driven by a $1.8 million impairment loss on our investment in IOBS.
Comparison of the six-month periods ended June 30, 2019 and 2018
Other expense, net increased by $0.3 million for the six months ended June 30, 2019 compared to the prior year period. The increase was mainly driven by a $1.5 million increase in the fair value of the Bookings Commitment liability in 2019, as a result of changes in the cost of debt due to macroeconomic factors and the passage of time, compared to the prior year expense primarily due to a $1.8 million impairment loss on our investment in IOBS, offset by $0.6 million income from the transition services agreement related to the sale of our provider/patient engagement solutions business to Allscripts.
Loss from Related Party Equity Method Investment

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Loss from related party equity method Investment including impairment loss	$2,208	$2,945	$4,418	$6,206	$(737)	(25.0)%	$(1,788)	(28.8)%
The loss from related party equity method investment is related to our pro rata share of losses from our investment in NantOmics, plus the amortization of the basis difference in the investment. We report our share of NantOmics' operational loss and the amortization of basis difference using a one quarter lag.
Comparison of the three-month periods ended June 30, 2019 and 2018
Loss from equity method investment decreased by $0.7 million for the three months ended June 30, 2019 compared to the prior year period. This decrease was primarily due to a lower net loss at the equity method investee, when adjusted for impairments of assets of the equity method investee, which we recognized when identified, ahead of the one quarter lag normally applied to our loss pick-up.
Comparison of the six-month periods ended June 30, 2019 and 2018
Loss from equity method investment increased by $1.8 million for the six months ended June 30, 2019 compared to the prior year period. This decrease was primarily due to a lower net loss at the equity method investee, when adjusted for impairments of assets of the equity method investee, which we recognized when identified, ahead of the one quarter lag normally applied to our loss pick-up.
Provision for (Benefits from) Income Taxes

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Provision for (benefit from) income taxes	$133	$(601)	$359	$(1,651)	$734	(122.1)%	$2,010	(121.7)%
Comparison of the three-month periods ended June 30, 2019 and 2018

For the three months ended June 30, 2018, the benefit from income taxes in continuing operations was $0.6 million, compared with a $0.1 million provision for income taxes for the three months ended June 30, 2019. The tax provision for income taxes for the three months ended June 30, 2019 included an income tax provision of the consolidated group based on an estimated annual effective tax rate. For the three months ended June 30, 2019, the tax provision was mostly attributed to the increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, as well as state income taxes not determined based on net income. For the three months ended June 30, 2018, the tax benefit was mostly attributed to the tax benefit of net operating losses that can be carried forward indefinitely under the 2017 Tax Act.
The effective tax rates for the three months ended June 30, 2019 and 2018 in continuing operations were a provision of 0.96% and a benefit of 2.68%, respectively. The effective tax rate for the three months ended June 30, 2019 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.
Comparison of the six-month periods ended June 30, 2019 and 2018
For the six months ended June 30, 2019, the provision for income taxes in continuing operations was $359 thousand, compared with a $1.7 million benefit from income taxes for the six months ended June 30, 2018. The tax provision for income taxes in continuing operations for the six months ended June 30, 2019 included an income tax provision of the consolidated group based on an estimated annual effective tax rate. For the six months ended June 30, 2018, the tax benefit was mostly attributed to the tax benefit of net operating losses that can be carried forward indefinitely under the 2017 Tax Act. The effective tax rates for the six months ended June 30, 2019 and 2018 in continuing operations were a provision of 1.05% and a benefit of 3.63%, respectively. The effective tax rate for the six months ended June 30, 2019 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.
Loss from Discontinued Operations, Net of Income Taxes

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019		Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Loss from discontinued operations, net of tax	$(31)	$(1,591)	$(115)	$(1,785)	$1,560	(98.1)%	$1,670	(93.6)%
Comparison of the three-month periods ended June 30, 2019 and 2018
For the three months ended June 30, 2019, the loss from discontinued operations, net of tax decreased by $1.6 million, compared to the prior year period. This decline can be attributed to the decreased activity related to the Allscripts transaction that occurred in 2017.
Comparison of the six-month periods ended June 30, 2019 and 2018
For the six months ended June 30, 2019, the loss from discontinued operations, net of tax decreased by $1.7 million compared to the prior year period. This decline can be attributed to the decreased activity related to the Allscripts transaction that occurred in 2017.
Liquidity and Capital Resources
Sources of Liquidity

As of June 30, 2019, we had cash and cash equivalents and marketable securities of $7.1 million, compared to $18.3 million as of December 31, 2018, of which $0.1 million and $0.2 million, respectively, related to foreign subsidiaries. We believe that our existing cash, cash equivalents and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months, based upon our Chairman and CEO’s intent and ability to support our operations with additional funds as required. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital were private placement of membership interests prior to the IPO, debt financing agreements, including the NantCapital Note and Convertible Notes, and our IPO.
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

NantCapital Notes
In January 2016, we issued the NantCapital Note to NantCapital, a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of June 30, 2019, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On August 8, 2018, we executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, interest payments on outstanding amounts are due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows us to request advances, up to a maximum commitment of $100 million. Advances can be requested of up to $10 million per calendar quarter until March 31, 2019 and following that, up to $20 million per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes. The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At June 30, 2019, the Company was in compliance with the covenants.

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
Cash Flows
The following table sets forth our primary sources and uses of cash for periods indicated:

(Dollars in thousands)	Six Months Ended June 30,
	2019	2018
Cash used in:
Operating activities	$(9,164)	$(23,580)
Investing activities	(1,788)	(5,259)
Financing activities	(267)	(1,996)
Effect of exchange rate changes on cash and cash equivalents	(10)	(280)
Net decrease in cash and cash equivalents	$(11,229)	$(31,115)
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

In addition, our net loss in the six months ended June 30, 2019 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial noncash charges.
Cash used in operating activities of $9.2 million in the six months ended June 30, 2019 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. In the six months ended June 30, 2019, $26.2 million, or 75.6%, of our net loss of $34.6 million consisted of noncash items, including $11.9 million of depreciation and amortization, $1.5 million change in the fair value of the Bookings Commitment, and a $4.4 million net loss on related party equity investment. Certain of our securities litigation (see Part II. Item 1. Legal Proceedings) costs are covered and paid directly by insurance, with $2.2 million of costs recorded in accrued and other current liabilities and a corresponding $2.2 million of insurance proceeds recognized in other current assets.
Changes in working capital decreased cash $1.3 million in the six months ended June 30, 2019. The decrease in cash was primarily attributable to a $2.4 million decrease in accrued and other current liabilities, a $1.8 million increase in prepaid amounts, and a $1.1 million decrease in deferred revenues, offset by a $2.6 million increase in related party payables and a $1.4 million increase in accounts payable.
Cash used in operating activities of $23.6 million in the six months ended June 30, 2018 was a result of our continued significant investments in research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. In the six months ended June 30, 2018, $24.2 million, or 53.1% of our net loss of $45.6 million consisted of non-cash items, including $10.9 million of depreciation and amortization, and a $6.2 million net loss on related party equity investment.
Changes in working capital reduced cash $2.2 million in the six months ended June 30, 2018. The decrease in cash was primarily attributable to a $7.0 million outflow due to a decrease in accrued and other current liabilities, offset by a $3.8 million inflow from increased related party payables, as well as $0.5 million of inflows from an increase in related party receivables.
Investing Activities
Our primary investing activities have consisted of acquisitions to expand our features and functionality of NantHealth solutions and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure.
We used $1.8 million of cash in investing activities in the six months ended June 30, 2019, mainly comprised of $2.1 million of investment primarily in internally developed software.
We used $5.3 million of cash in investing activities in the six months ended June 30, 2018, primarily comprised of $5.3 million of investment in internally developed software, purchase of leasehold improvements and purchase of equipment.
Financing Activities
Cash used in financing activities in the six months ended June 30, 2019 and 2018 of $0.3 million and $2.0 million, respectively, was due to payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan.
Contractual Obligations, Commitments and Contingencies
There have been no material changes during the six months ended June 30, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 14 to the accompanying Consolidated Financial Statements for discussion of our lease arrangements.
New Accounting Pronouncements
See Note 2 to the accompanying Consolidated Financial Statements for a discussion of new accounting standards.
Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet arrangements.

Related Party Transactions
See Note 20 of the accompanying Consolidated Financial Statements for a discussion of related party transactions.
Critical Accounting Policies and Significant Judgments and Estimates
This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for the accounting policy below, we believe the critical accounting policies and estimates discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on 10-K that was filed with the SEC on March 29, 2019, reflect our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our 10-K, except for the adoption of ASC 842 and ASU 2018-07, as discussed below.
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

•
Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and molecular analysis of DNA and RNA (and previously proteomic testing) under our reseller agreement with NantOmics, LLC ("NantOmics"), and from blood samples via its liquid/blood-based tumor profiling platform through our subsidiary, NantHealth Labs, Inc. ("NantHealth Labs", previously named Liquid Genomics, Inc.) (see Note 20 of the Consolidated Financial Statements). Revenue is recognized at a point in time, when reports of results are transferred to the ordering physician or institution, or when cash is received as described below, or ratably over time for the period of stand-ready obligation to provide blood-based tumor profiling services.

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

•
Home health care services - Home health care services revenue includes the sale of nursing and therapy services provided to patients in a home care setting. These revenues are recognized at a point in time or over time, as services are provided. On June 7, 2019, we completed the divestiture of our home health care services business. See Note 4 Discontinued Operations and Divestitures to the financial statements herein.

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

Phantom Unit Plan
On March 31, 2015, we approved the Phantom Unit Plan. The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11.6 million minus the number of issued and outstanding Series C units. As of June 30, 2019, we had 0.1 million phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to us for any reason. Our IPO satisfied the liquidity event condition, and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of our common stock, as determined by our board of directors.
We intend to settle all vested phantom unit payments held by United States-based participants in shares of our common stock and classified these awards as equity awards in our Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on our Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.
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

We intend to settle all vested restricted stock unit payments held by United States-based participants, except for certain awards to the Chief Operating Officer, in shares of the Company’s common stock and we classify these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States, and those awards agreed with participants to be settled in cash, will be settled in cash and are classified within accrued and other current liabilities on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.
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

We base our assumptions on projected financial information that we believe is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower, the fair value of the liability would increase by $2.8 million.
Change in fair value of derivative liability

We have classified the interest make-whole provision of our convertible notes due 2021 issued in December 2016 as a derivative liability that is recorded at fair value. This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our Consolidated Statements of Operations and Comprehensive Loss as a change in fair value of the derivative liability.
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
Business Combinations
We account for business combinations using the acquisition method of accounting. Under the acquisition method, assets acquired, and liabilities assumed are recorded at their respective fair values as of the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We routinely monitor the factors impacting the acquired assets and liabilities. Transaction related costs are expensed as incurred. The operating results of the acquired business are reflected in our Consolidated Financial Statements as of the acquisition date.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2019, we had $7.1 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. We do not enter into investments for trading or speculative purposes. We believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio.
As of June 30, 2019, our issued Convertible Notes had an aggregate principal amount of $107.0 million and our NantCapital Note had an aggregate principal amount of $112.7 million. Since the notes bear interest at fixed rates, we believe we have no financial statement risk or interest rate risk associated with changes in interest rates with respect to such notes.
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
Foreign Currency Risk
We maintain offices in the United Kingdom and have selected clients in the United Kingdom, Europe, the Middle East and Southeast Asia. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of June 30, 2019 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation and because our previously reported material weakness has not been remediated as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the quarter covered by this report, our disclosure controls and procedures were not effective.

As described in Part II Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2018, management identified a material weakness, as management failed to design internal controls surrounding certain complex and non-recurring transactions that would support the identification of and consideration of all evidence in reaching certain accounting conclusions.
A material weakness is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

In response to the material weakness, management performed supplementary review procedures and has concluded that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with generally accepted accounting principles. Additionally, the material weakness did not result in any material misstatements of our unaudited consolidated financial statements and disclosures for the three months ended June 30, 2019.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. ("Deora") In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with our founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the court certified the case as a class action. We believe that the claims lack merit and intend to vigorously defend the litigation.

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

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery.  The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as in re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint. A hearing on the defendants’ motion is scheduled for September 25, 2019. We believe that the claims lack merit and intend to vigorously defend the litigation.

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

In its Verified Complaint, and a contemporaneous notice of default that the Company disputed, PayPal alleges that the Company breached the Sublease Agreement. In addition, PayPal asserts claims for breach of the covenant of good faith and fair dealing, and violations of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and seeks a declaratory judgment recognizing and enforcing the terms of the Sublease Agreement. Among other relief, PayPal seeks damages, treble damages, interest, costs, and attorneys’ fees. PayPal has recently asserted that its damages are in excess of $2.3 million, which it has suggested the court should treble pursuant to the provisions of Massachusetts General Laws, Chapter 93A.

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

PayPal served a motion for summary judgment on June 5, 2019 and the Company served its opposition on July 12, 2019. PayPal responded with a reply to the Company’s opposition on July 18, 2019 and filed the fully briefed motion that same day.

The parties completed fact discovery on March 15, 2019 and are currently engaged in expert discovery, which is scheduled to conclude on August 22, 2019.

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
We are an early, commercial-stage company with a business model based upon a novel approach to healthcare. NantHealth solutions are designed to address many of the key challenges healthcare constituents face by enabling them to acquire and store sequencing and molecular analysis data, combine diagnostic inputs with phenotypic and cost data, analyze datasets, securely deliver that data to providers in a clinical setting to aid selection of the appropriate treatments, monitor patient biometric data and progression on a real-time basis, and demonstrate improved patient outcomes and costs. In addition, through our acquisition of NantHealth Labs, Inc. ("NantHealth Labs", formerly Liquid Genomics) in 2018, we expanded into the liquid biopsy analysis market. We recently ceased offering our commercial Liquid GPS product. Instead, we are performing a study to measure the clinical utility of the AR-V7 analyte for informing treatment in patients with castration-resistant prostate cancer, while also pursuing other strategically aligned clinical studies that support our liquid biopsy platform. Integration across our systems infrastructure and platforms may take longer than we expect or may never occur at all.
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
We have a broad array of product and service offerings. Our management team is responsible for allocating resources across these products and services and may forego or delay pursuit of opportunities with certain products or services that later prove to have greater commercial potential. In August 2017, we announced a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. In addition, in February 2018, we acquired NantHealth Labs and sold a commercial liquid biopsy test product (marketed as Liquid GPS). We recently ceased commercial sales of the Liquid GPS product and intend to explore strategically aligned clinical studies for our liquid biopsy platform. These and other resource allocation decisions may cause us to fail to capitalize on attractive products or services or market opportunities. Our spending on current and future research and development programs and future products or services may not yield commercially viable products or services or may fail to optimize the anticipated network effects of NantHealth solutions. If our management team is unable to appropriately prioritize the allocation of our resources among our broad range of products and services in an efficient manner, our business may be adversely affected.
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
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $192.2 million and $175.2 million during the years ended December 31, 2018 and 2017, respectively, and $14.7 million and $34.6 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, we had an accumulated deficit of $918.8 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer and our clinical studies for our liquid biopsy platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

•	increase our sales and marketing efforts to drive market adoption of NantHealth solutions (including GPS Cancer and NantHealth software solutions);

•	address competitive developments;

•	fund development and marketing efforts of any future platforms and solutions;

•	expand adoption of GPS Cancer and Eviti platform solutions into critical illnesses outside of oncology;

•	acquire, license or invest in complimentary businesses, technologies or service offerings; and

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our success in driving adoption of our molecular analysis solutions, including GPS Cancer;

•	our success in making our molecular analysis solutions reimbursable by payers;

•	our ability to achieve revenue growth;

•	the cost of expanding our products and service offerings, including our sales and marketing efforts

•	our ability to achieve interoperability across all of our acquired businesses, technologies and service offerings to deliver networking effects to our clients;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	costs associated with clinical studies; and

•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

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

In connection with our 2018 audit, we identified a material weakness in relation to the valuations of our related party equity method investment in NantOmics (see Note 11 to our Consolidated Financial Statements) and the Bookings Commitment liability (see Notes 4 and 13 to our Consolidated Financial Statements). We have designed and implemented, or expect to implement, measures that we believe address this material weakness, including, among other things, controls to consider all required elements needed to support the measurement of fair value of a liability and assess the reasonableness of assumptions underlying prospective financial information used in the fair value measurement of the Company’s investment in a related party. We have incurred and will continue to incur significant costs to remediate this weakness, primarily personnel costs, external consulting and legal fees, system implementation costs, and related indirect costs including the use of facilities and technology, and we expect to incur additional costs to remediate this weakness. We may not be successful in implementing these remediation efforts or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional errors that result in material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

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
Risks related to our sequencing and molecular analysis solutions and clinical studies
We may not be able to generate sufficient revenue from our sequencing and molecular analysis solutions, including GPS Cancer, or our relationships with sequencing and molecular analysis customers, to achieve and maintain profitability.

We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payers and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 2.6%, 3.5% and 2.9% of our total net revenue for the six months ended June 30, 2019, and the years ended December 31, 2018 and 2017, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer and other diseases into our molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.

In addition, our expansion into the liquid tumor profiling market may not be successful and may fail to generate the levels of revenue that we project. The future growth of our market and the success of liquid profiling offerings that may arise from clinical studies that we undertake depends on many factors beyond our control, including the success of our clinical studies, regulatory factors, recognition and acceptance by the scientific community, and the growth, prevalence, and costs of competing methods of tumor analysis. Additionally, our success depends on the ability of our sales organization to successfully sell such commercial offerings.

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

GPS Cancer can determine whether specific genes are over- or under-expressed which can affect protein levels and, as a result, cancer phenotype and drug efficacy in a particular patient. Such gene expression can also capture the effect of post-translational modifications, which can have equally significant implications on how a cancer is expressed in a patient and in turn may impact treatment decisions. Our sequencing and molecular analysis solutions (including GPS Cancer) represent a novel and largely unproven approach to the characterization and monitoring of cancer and may not be accurate based on the evolving understanding of how DNA and RNA analysis relate to disease progression and drug efficacy and resistance. As a result, the marketing, sale and use of our sequencing and molecular analysis solutions could subject us to liability for errors in, misunderstandings of, or inappropriate reliance on, information we provide to physicians or geneticists, and lead to claims against us if someone were to allege that our solutions failed to perform as they were designed, if we failed to correctly interpret results, or if the ordering physician were to misinterpret our results or improperly rely on them when making a clinical decision. A product liability or professional liability claim could result in substantial financial and reputational damage and be costly and time-consuming for us to defend. Although we maintain liability insurance, including for errors and omissions, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim, including an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any liability lawsuit could cause injury to our reputation or cause us to suspend sales of our sequencing and or molecular analysis solutions. The occurrence of any of these events could have an adverse effect on our business, reputation and results of operations.
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

With the acquisition of NantHealth Labs, we expanded our testing capabilities to include liquid tumor profiling. Competitors with respect to liquid tumor profiling services that we may offer in the future (stemming from our clinical studies) may include Guardant Health, Inc., Foundation Medicine, Inc., Genomic Health, Inc. and Biocept, Inc.

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
Clinical studies (including clinical trials) involve a lengthy and expensive process with an uncertain outcome, results of earlier studies and clinical trials may not be predictive of future clinical study results and our clinical studies may fail to adequately demonstrate substantial evidence of safety and efficacy of our product candidates.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical studies, including our clinical studies for our liquid biopsy platform, can occur at any time during the clinical study process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for product candidates proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the medical device industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical studies are completed, the results may not be sufficient to support a commercial product offering or obtaining regulatory approval for our product candidates.
We may experience additional delays in our clinical studies. We do not know whether future clinical studies, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical studies can be delayed, suspended or terminated by us, regulatory authorities, clinical trial investigators, and ethics committees for a variety of reasons, including failure to:

•	generate sufficient preclinical or other data to support the initiation or continuation of clinical studies;

•	obtain regulatory authorization, or feedback on clinical study design, to commence a clinical study;

•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective Contract Research Organizations, or CROs, and clinical study sites;

•	obtain and maintain institutional review board, or IRB, approval at each clinical study site (where required);

•	identify, recruit and enroll suitable patients to participate in a clinical study;

•	have a sufficient number of patients complete a clinical study or return for post-treatment follow-up;

•	ensure clinical investigators observe clinical study protocol or continue to participate in a clinical study;

•	address any patient safety concerns that arise during the course of a clinical study;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical study sites;

•	timely manufacture sufficient quantities of product candidate for use in clinical trials; or

•	raise sufficient capital to fund a clinical study.
Patient enrollment is a significant factor in the timing of clinical studies and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical study, the design of the clinical study, competing clinical studies and clinicians’ and patients’ or caregivers’ perceptions as to the potential advantages of the device candidate being studied in relation to other available therapies or tests, including any new tests or treatments that may be approved for the indications we are investigating.
We could also encounter delays if a clinical study is suspended or terminated by us, by the data safety monitoring board for such clinical study or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such clinical studies are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical study due to a number of factors, including failure to conduct the clinical study in accordance with regulatory requirements, including Good Clinical Practices, or GCPs, or our clinical protocols, inspection of the clinical study operations or clinical study site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical study.

If we experience delays in the completion of, or termination of, any clinical study of our product candidates for any reason, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.
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
During the year ended December 31, 2018, we derived 15.3% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 12.8% and 11.8% of our revenue through two of NaviNet's major customers. During the three months ended June 30, 2019, we derived 13.8% of our revenue through this reseller and another 11.1% and 10.4% of our revenue through two of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause upon 12 months’ written notice, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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

•	Medical device data system and device connectivity vendors, such as Capsule Technologies, Inc., Cerner Corporation, Koninklijke Philips N.V. and Excel Medical Electronics LLC; and

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
Risks related to our connected care solutions, hardware and software
We rely on third-party manufacturers to manufacture our connected care devices, such as HBox and Shuttle. Any failure by a third-party manufacturer to produce supplies for us may delay or impair our ability to provide our connected care devices, which are an integral part of our learning ecosystem.

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

For example, in January 2016, we acquired NaviNet to bolster our payer platform and, in February 2018, we acquired NantHealth Labs to expand into the liquid tumor profiling market and sold a commercial liquid biopsy test product (marketed as Liquid GPS). We recently ceased commercial sales of the Liquid GPS product and intend to explore strategically aligned clinical studies for our liquid biopsy platform. Realizing the benefits of these acquisitions and any future acquisition depend upon the successful integration into our existing operations, and we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not realize the anticipated benefits from any acquired business due to several factors, including:

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of June 30, 2019, the total value of our goodwill and intangible assets, net of accumulated amortization was $172.2 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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
We and NantOmics spend substantial amounts of time and money to research and develop new tests and to optimize the utility and value of our tests for physicians and their patients. When we develop a new component or enhancement to our test platform, we typically incur expenses and expend resources upfront to develop, market and promote the new component. Therefore, when we develop and introduce new components or enhancements to our test platform, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if GPS Cancer does not garner widespread market adoption and implementation, our growth prospects, future financial results and competitive position could suffer.

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
We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of June 30, 2019, our patent portfolio consists of the following matters relating to our proprietary technology and inventions: (i) ten (10) issued U.S. patents, of which nine (9) are U.S. utility patents and one (1) is a U.S. design patent; (ii) seventeen (17) pending U.S. patent applications, of which fifteen (15) are U.S. utility patent applications and two (2) are U.S. design patent applications; (iii) two (2) issued patents outside the United States; and (iv) eighteen (18) patent applications pending in jurisdictions outside the United States. Of these U.S. and non-U.S. patents and applications, three patents and eight applications are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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
As of August 8, 2019, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 63.0% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 84% of the outstanding equity and approximately 98% of the outstanding voting equity as of June 30, 2019. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 61% of the voting power of our common stock as of August 8, 2019.
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

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price and a minimum public float. In particular, we are required to maintain a minimum bid price of $1.00, and we traded below that threshold between November 30, 2018 and January 15, 2019, and again between March 22, 2019 and May 3, 2019. On January 16, 2019, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. On March 21, 2019, we received a notice from Nasdaq confirming that we had regained compliance with the Minimum Bid Price Rule. On May 6, 2019, we received another notice from Nasdaq stating that we were not in compliance with the Minimum Bid Price Rule. In addition, on June 24, 2019, we received notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”) because we failed to maintain a minimum market value of publicly held shares of $15 million for 30 consecutive business days. These notices had no immediate effect on the Nasdaq listing or trading of the company’s common stock.

If we fail to regain compliance with the minimum bid price requirement or the MVPHS rule, our stock may be delisted. Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, delisting from the Nasdaq Global Select Market would constitute a fundamental change under the Indenture for our Convertible Notes, which may trigger obligations for the Company to convert or pay the Convertible Notes. For a discussion of the other risks relating to our Convertible Notes, see “Risk Factors - Risks related to our convertible notes". In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934, or the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.
We may pay any interest make-whole payment by delivering shares of our common stock, which could result in significant dilution to our stockholders and cause our stock price to fall.
On or after the date that is one year after the last date of original issuance of the notes, we will in certain circumstances make an interest make-whole payment, as described under Note 12. Convertible Notes to our Consolidated Financial Statements, to a converting holder, payable in cash or shares of our common stock. If we elect, or are deemed to have elected, to pay any interest make-whole payment by delivering shares of our common stock, the number of shares of common stock a converting holder of notes will receive will be the number of shares that have a value equal to the amount of the interest make-whole payment to be paid to such holder in shares of our common stock, divided by the product of (x) 95% and (y) the simple average of the daily VWAP of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date, which could result in significant dilution to our stockholders.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 63% of the voting power of our common stock, as of August 8, 2019), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
None.
Recent Repurchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit	Filing	Filed
				Date	Herewith

10.1+	Amendment No. 2 to Second Amended and Restated Nantomics Exclusive Reseller Agreement	10-Q	10.1	2019-05-09

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

NantHealth, Inc.

(Registrant)

Date:	August 8, 2019

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Date:	August 8, 2019
		By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)