Form 10-Q
period 2019-09-30
NantHealth, Inc.
filed 2019-11-08
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2019, the registrant had 110,619,906 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended September 30, 2019

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as GPS Cancer, Liquid GPS, DCX, HBox, Vitality, VCX, NaviNet, NaviNet Open, Eviti, Eviti | Connect, and other marks relating to our product lines are used in this Quarterly Report on Form 10-Q. Solely for convenience, the trademarks and service marks referred to in this Quarterly Report on Form 10-Q are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

•
our financial performance expectations, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability; and

•	our expectations regarding our ability to comply with Nasdaq listing standards and effect a reverse stock split.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,326	$18,305
Accounts receivable, net	10,948	15,286
Inventories	202	496
Related party receivables, net	1,047	1,007
Prepaid expenses and other current assets	23,670	4,350
Total current assets	45,193	39,444
Property, plant, and equipment, net	16,351	22,978
Goodwill	115,930	115,930
Intangible assets, net	54,045	64,703
Investment in related party	33,612	40,000
Related party receivable, net of current	1,029	1,611
Operating lease right-of-use assets	10,353	—
Other assets	1,903	1,671
Total assets	$278,416	$286,337

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,912	$1,650
Accrued and other current liabilities	35,044	13,832
Deferred revenue	17,792	16,263
Related party payables, net	3,771	4,791
Notes payable	946	—
Total current liabilities	60,465	36,536
Deferred revenue, net of current	2,764	6,704
Related party liabilities	22,583	17,708
Related party promissory note	112,666	112,666
Related party convertible note, net	8,736	8,378
Convertible notes, net	83,281	79,433
Deferred income taxes, net	1,892	2,437
Operating lease liabilities	11,418	—
Other liabilities	21,188	19,644
Total liabilities	324,993	283,506

Stockholders' equity (deficit)
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 110,619,906 and 109,491,277 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	11	11
Additional paid-in capital	888,994	887,289
Accumulated deficit	(935,135)	(884,122)
Accumulated other comprehensive loss	(447)	(347)
Total stockholders' (deficit) equity	(46,577)	2,831
Total liabilities and stockholders' equity (deficit)	$278,416	$286,337
The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Software-as-a-service related	$18,328	$15,937	$54,421	$48,323
Software and hardware related	1,009	1,450	5,135	3,790
Maintenance	2,743	2,522	7,771	7,357
Total software-related revenue	22,080	19,909	67,327	59,470
Sequencing and molecular analysis	276	742	1,581	2,506
Home health care services	—	1,641	2,863	4,627
Total net revenue	22,356	22,292	71,771	66,603

Cost of Revenue:
Software-as-a-service related	5,659	5,863	17,155	18,205
Software and hardware related	624	737	2,203	2,412
Maintenance	484	234	1,065	683
Amortization of developed technologies	1,143	1,233	3,519	3,700
Total software-related cost of revenue	7,910	8,067	23,942	25,000
Sequencing and molecular analysis	462	2,323	4,065	5,443
Home health care services	—	836	1,471	2,435
Total cost of revenue	8,372	11,226	29,478	32,878

Gross Profit	13,984	11,066	42,293	33,725

Operating Expenses:
Selling, general and administrative	15,136	17,001	47,101	56,123
Research and development	4,568	4,835	14,232	15,875
Amortization of acquisition-related assets	1,054	1,054	3,163	3,163
Impairment of intangible assets	—	—	3,977	—
Total operating expenses	20,758	22,890	68,473	75,161

Loss from operations	(6,774)	(11,824)	(26,180)	(41,436)
Interest expense, net	(4,556)	(4,306)	(13,443)	(12,766)
Other (expense) income, net	(3,588)	226	(5,039)	(928)
Loss from related party equity method investment	(1,983)	(83,306)	(6,401)	(89,512)
Loss from continuing operations before income taxes	(16,901)	(99,210)	(51,063)	(144,642)
Benefit from income taxes	(527)	(1,778)	(168)	(3,429)
Net loss from continuing operations	(16,374)	(97,432)	(50,895)	(141,213)
Loss from discontinued operations, net of tax	(3)	(32)	(118)	(1,817)
Net loss	$(16,377)	$(97,464)	$(51,013)	$(143,030)

Net loss per share:
Continuing operations
Basic and diluted - common stock	$(0.15)	$(0.89)	$(0.46)	$(1.29)
Discontinued operations
Basic and diluted - common stock	$—	$—	$—	$(0.02)
Total net loss per share
Basic and diluted - common stock	$(0.15)	$(0.89)	$(0.46)	$(1.31)

Weighted average shares outstanding:
Basic and diluted - common stock	110,619,905	109,471,712	110,261,279	109,060,408

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(16,377)	$(97,464)	$(51,013)	$(143,030)
Share in related party equity investment - other comprehensive (loss) income	(155)	77	(7)	77
Other comprehensive loss from foreign currency translation loss	(82)	(15)	(93)	(113)
Total other comprehensive income (loss)	(237)	62	(100)	(36)
Comprehensive loss	$(16,614)	$(97,402)	$(51,113)	$(143,066)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018	109,491,277	$11	$887,289	$(884,122)	$(347)	$2,831
Stock-based compensation	—	—	707	—	—	707
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	430,370	—	(53)	—	—	(53)
Assignment of NantHealth Labs (see Note 20)	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	55	55
Net loss	—	—	—	(19,923)	—	(19,923)
Balance at March 31, 2019	109,921,647	11	887,963	(904,045)	(292)	(16,363)
Stock-based compensation	—	—	707	—	—	707
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	532,860	—	(209)	—	—	(209)
Other comprehensive income	—	—	—	—	82	82
Net loss	—	—	—	(14,713)	—	(14,713)
Balance at June 30, 2019	110,454,507	11	888,461	(918,758)	(210)	(30,496)
Stock-based compensation	—	—	535	—	—	535
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	165,399	—	(2)	—	—	(2)
Other comprehensive income	—	—	—	—	(237)	(237)
Net loss	—	—	—	(16,377)	—	(16,377)
Balance at September 30, 2019	110,619,906	$11	$888,994	$(935,135)	$(447)	$(46,577)

NantHealth, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2017	108,383,602	$10	$886,669	$(693,233)	$(144)	$193,302
Modified retrospective adjustment on adoption of ASC 606	—	—	—	1,263	—	1,263
Stock-based compensation	—	—	2,655	—	—	2,655
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	208,344	—	(339)	—	—	(339)
Assignment of NantHealth Labs (see Note 20)	—	—	(3,785)	—	—	(3,785)
Other comprehensive income	—	—	—	—	110	110
Net loss	—	—	—	(22,168)	—	(22,168)
Balance at March 31, 2018	108,591,946	10	885,200	(714,138)	(34)	171,038
Stock-based compensation	—	—	1,808	—	—	1,808
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	793,614	1	(1,657)	—	—	(1,656)
Assignment of NantHealth Labs (see Note 20)	—	—	536	—	—	536
Other comprehensive loss	—	—	—	—	(208)	(208)
Net loss	—	—	—	(23,397)	—	(23,397)
Balance at June 30, 2018	109,385,560	11	885,887	(737,535)	(242)	148,121
Stock-based compensation	—	—	485	—	—	485
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	105,717	—	(9)	—	—	(9)
Other comprehensive income	—	—	—	—	62	62
Other comprehensive loss	—	—	—	(97,464)	—	(97,464)
Balance at September 30, 2018	109,491,277	$11	$886,363	$(834,999)	$(180)	$51,195

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(51,013)	$(143,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of business	582	—
Depreciation and amortization	17,543	16,486
Amortization of debt discounts and deferred financing offering cost	4,207	3,702
Impairment of goodwill and other intangible assets	3,977	—
Change in fair value of derivatives liability	—	(7)
Change in fair value of Bookings Commitment	4,664	—
Stock-based compensation	1,849	4,805
Deferred income taxes, net	(549)	(3,594)
Provision for bad debt expense	17	141
Loss from related party equity method investment	6,401	89,512
Other noncash expense	—	219
Impairment of equity securities	—	1,750
Changes in operating assets and liabilities, net of business combinations and divestitures:
Accounts receivable, net	3,202	(1,644)
Inventories	294	185
Related party receivables, net	542	(592)
Prepaid expenses and other current assets	(19,986)	1,678
Deferred implementation costs	14	33
Accounts payable	1,259	(988)
Accrued and other current liabilities	20,096	(3,126)
Deferred revenue	(2,411)	530
Related party payables, net	3,766	5,014
Change in operating lease right-of-use assets and liabilities	(297)	—
Other operating assets and liabilities	(605)	2,579
Net cash used in operating activities	(6,448)	(26,347)
Cash flows from investing activities:
Proceeds from sale of business, net of cash disposed	300	—
Purchases of property and equipment including internal use software	(3,495)	(9,394)
Assignment of NantHealth Labs, net of cash assigned (see Note 20)	—	68
Net cash used in investing activities	(3,195)	(9,326)
Cash flows from financing activities:
Proceeds from insurance promissory note	1,647	—
Repayments of insurance promissory note	(701)	—
Tax payments related to stock issued, net of stock withheld, for vested equity awards	(270)	(2,005)
Capital lease obligation payments	—	(93)
Net cash provided by (used in) financing activities	676	(2,098)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(262)
Net decrease in cash, cash equivalents and restricted cash	(8,979)	(38,033)
Cash, cash equivalents and restricted cash, beginning of period (1)	19,441	62,010
Cash, cash equivalents and restricted cash, end of period (1)	$10,462	$23,977

NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$2,958	$2,943
Interest received	—	11
Noncash investing and financing activities:
Purchases of property and equipment including internal use software	105	285
The accompanying notes are an integral part of these Consolidated Financial Statements.
(1) Cash and cash equivalents included restricted cash of $1,136 and $1,136 at December 31, 2018 and September 30, 2019, respectively, included in Other assets and $350 and $1,136 at December 31, 2017 and September 30, 2018, respectively. Restricted cash consists of funds that are contractually restricted as to usage or withdrawal related to the Company's security deposits in the form of standby letters of credit for leased facilities. No amounts have been drawn upon the letters of credit as of September 30, 2019.

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
As of September 30, 2019, the Company conducted the majority of its operations in the United States, the United Kingdom, Singapore and Canada.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Consolidated Financial Statements include the accounts of NantHealth and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operations. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission ("SEC"), these Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2018. The results of operations of the entities disposed of are included in the unaudited Consolidated Financial Statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. The accompanying Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited Consolidated Financial Statements at that date, without retrospective application of ASC 842, Leases. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company believes its existing cash, cash equivalents and ability to borrow from affiliated entities will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements based upon the Company’s Chairman and CEO’s intent and ability to support the Company’s operations with additional funds as required. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“NantCapital”), convertible notes, and its IPO.

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
Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASC 842, which is aimed at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases previously accounted for as operating leases. This led to the recognition upon adoption, of operating lease liabilities of $12,703, the short-term portion of which, $1,624 was recorded in accrued and other current liabilities. Operating lease right-of-use assets of $9,724 were recognized. The Company applied the new lease standard at the adoption date and did not restate comparative periods. There was no cumulative-effect adjustment recognized in accumulated deficit in the period of adoption. On adoption, the Company elected the package of transition practical expedients and therefore did not reassess: whether expired or existing contracts are or contain leases; the lease classification of expired or existing leases; initial direct costs for any existing leases (see Note 14).

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. ASU No. 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Company is still evaluating the effects of this ASU.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, nor are believed by management to have, a material impact on the Company's present or future Consolidated Financial Statements.

Note 3. Revenue Recognition

Contract Balances

The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three and nine months ended September 30, 2019, there were revenues of $9,777 and $22,301 recognized, respectively, that were included in the deferred revenue balance at the beginning of the period. During the three and nine months ended September 30, 2018, these revenues recognized were $4,559 and $12,524, respectively.

Contract assets are recognized when a contractual performance obligation has been satisfied, but payment is not due until the completion of additional performance obligations, or the right to receive payment becomes unconditional. Contract assets reduced to $428 at September 30, 2019 from $434 at December 31, 2018, due to payments from customers.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $1,601 at September 30, 2019 and $1,163 at December 31, 2018. During the three and nine months ended September 30, 2019, the Company recorded amortization of $205 and $665, respectively. During the three and nine months ended September 30, 2018, amortization was $118 and $358, respectively.

Performance Obligations

As of September 30, 2019, the Company has allocated a total transaction price of $12,066 to unfulfilled performance obligations that are expected to be fulfilled within three years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.
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

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement. As of September 30, 2019 and December 31, 2018, the estimated fair value was $21,611 and $16,947, respectively.
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

Note 5. Accounts Receivable, net
Accounts receivable are included on the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2019 and December 31, 2018 was $158 and $163, respectively.
Note 6. Inventories
Inventories as of September 30, 2019 and December 31, 2018 consisted of $202 and $496 of finished goods, respectively.
Note 7. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Prepaid expenses	$3,005	$1,485
Securities litigation insurance receivable	19,282	306
Other current assets	1,383	2,559
Prepaid expenses and other current assets	$23,670	$4,350

Accrued and other current liabilities as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Payroll and related costs	$6,949	$5,803
NaviNet acquisition accrued earnout	—	1,700
Securities litigation expense payable	19,782	306
Operating lease liabilities	1,875	—
Other accrued and other current liabilities	6,438	6,023
Accrued and other current liabilities	$35,044	$13,832

Note 8. Property, Plant, and Equipment, net
Property, plant and equipment, net as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Computer equipment and software	$13,950	$14,058
Furniture and equipment	2,755	3,732
Leasehold and building improvements	7,173	7,450
Construction in progress - PPE	627	—
Property, plant, and equipment, excluding internal use software	24,505	25,240
Less: Accumulated depreciation and amortization	(19,557)	(17,884)
Property, plant and equipment, excluding internal use software, net	4,948	7,356
Internal use software	32,283	31,565
Construction in progress - Internal use software	2,386	903
Less: Accumulated depreciation and amortization, internal use software	(23,266)	(16,846)
Internal use software, net	11,403	15,622
Property, plant, and equipment, net	$16,351	$22,978

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Depreciation and amortization expense from continuing operations was $3,198 and $10,198, respectively, for the three and nine months ended September 30, 2019, of which $2,174 and $7,122, respectively, related to internal use software costs. Depreciation and amortization expense from continuing operations was $3,200 and $9,307, respectively, for the three and nine months ended September 30, 2018, of which $2,351 and $6,694, respectively, related to internal use software costs.

Amounts capitalized to internal use software for the three and nine months ended September 30, 2019 were $1,011 and $2,907, respectively. Amounts capitalized to internal use software for the three and nine months ended September 30, 2018 were $2,140 and $5,484, respectively.
Note 9. Intangible Assets, net
The Company’s definite-lived intangible assets as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Customer relationships	$52,000	$52,000
Developed technologies	32,000	36,700
Trade name	3,000	3,000
	87,000	91,700
Less: Accumulated amortization	(32,955)	(26,997)
Intangible assets, net	$54,045	$64,703

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three and nine months ended September 30, 2019 was $2,197 and $6,681, respectively. Amortization expense from continuing operations for the three and nine months ended September 30, 2018 was $2,287 and $6,861, respectively.
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
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of September 30, 2019 is as follows:

Amounts
Remainder of 2019	$2,197
2020	8,038
2021	8,038
2022	8,038
2023	3,467
2024	3,467
Thereafter	20,800
Total future intangible amortization expense	$54,045

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 10. Goodwill
Goodwill as of September 30, 2019 and December 31, 2018 was $115,930.
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

Pertaining to the Company's share of NantOmics' income or loss, amortization of basis differences, and other than temporary impairments, for the three months ended September 30, 2019 and 2018, the Company recognized losses of $1,983 and $83,306, respectively, and for the nine months ended September 30, 2019 and 2018, the Company recognized losses of $6,401 and $89,512, respectively.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. The Company used the following summarized financial information for NantOmics for the three and nine months ended June 30, 2019 and 2018, to record its equity method losses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended June 30		Nine Months Ended June 30
	2019	2018	2019	2018
Revenues	$847	$1,265	$3,913	$4,231
Gross loss	(1,239)	(1,328)	(2,573)	(7,615)
Loss from operations	(4,436)	(11,594)	(17,541)	(38,278)
Impairment on equity investments	—	—	(12,265)	(19,976)
Net loss	(3,333)	(10,444)	(26,263)	(54,482)
Net loss attributable to NantOmics	(3,296)	(10,078)	(26,005)	(53,120)
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

As of September 30, 2019 and December 31, 2018, IOBS was considered a variable interest entity. The Company is not the primary beneficiary of IOBS because it only has the right to elect two of five directors. All major decisions of IOBS require the majority vote by the members of the board of directors, including decisions made to manage the business including hiring and firing of officers and other critical management functions. Therefore, the Company does not consolidate IOBS.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

During July 2018, the management of IOBS informed their board of directors that a transition plan had been agreed to migrate all current customers of the company to a business partner, as IOBS was unable to profitably serve those customers. The management of IOBS continues to seek ways to monetize the intellectual property held by the company, but future cash flows are uncertain. Therefore, the Company concluded that the investment in IOBS was impaired as of June 30, 2018. Given the level of uncertainty on future cash flows and the limited assets of IOBS available for distribution, the Company concluded the fair value of the investment was $0 as of June 30, 2018 and recognized an impairment charge of $1,750 in other expenses. No other arrangements exist that could require the Company to provide additional financial support or otherwise expose the Company to a loss.
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
As of September 30, 2019, the remaining life of the Convertible Notes is approximately 27 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

	Related Party	Others	Total
Balance as of September 30, 2019
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,264)	(13,719)	(14,983)
Net carrying amount	$8,736	$83,281	$92,017

Balance as of December 31, 2018
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,622)	(17,567)	(19,189)
Net carrying amount	$8,378	$79,433	$87,811

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables set forth the Company's interest expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471	$411	$4,002	$4,413
Amortization of debt discounts	120	1,160	1,280	350	3,372	3,722
Amortization of deferred financing offering costs	3	163	166	9	476	485
Total convertible notes interest expense	$260	$2,657	$2,917	$770	$7,850	$8,620

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471	$411	$4,002	$4,413
Amortization of debt discounts	106	1,020	1,126	309	2,966	3,275
Amortization of deferred financing offering costs	3	144	147	8	419	427
Total convertible notes interest expense	$246	$2,498	$2,744	$728	$7,387	$8,115

Note 13. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$21,611	$—	$—	$21,611

	December 31, 2018
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$16,947	$—	$—	$16,947

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Level 3 Inputs
Bookings Commitment
The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business (see Note 4), using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 15% and 17% at September 30, 2019 and between 17% and 20% at December 31, 2018. The change in fair value is recorded as an unrealized gain or loss through earnings within other (expense) income, net in the Company's Consolidated Statements of Operations.

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

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three and nine months ended September 30, 2019:

	June 30, 2019	Additions	Change in Fair Value	September 30, 2019
Bookings Commitment	$18,452	$—	$3,159	$21,611

	December 31, 2018	Additions	Change in Fair Value	September 30, 2019
Bookings Commitment	$16,947	$—	$4,664	$21,611
Fair Value of Convertible Notes held at amortized cost
As of September 30, 2019 and December 31, 2018, the fair value and carrying value of the Company's Convertible Notes were:

	Fair Value	Carrying Value	Face Value
5.5% convertible senior notes due December 15, 2021:
Balance as of September 30, 2019
Related party	$6,277	$8,736	$10,000
Others	60,885	83,281	97,000
	$67,162	$92,017	$107,000
Balance as of December 31, 2018
Related party	$5,879	$8,378	$10,000
Others	57,031	79,433	97,000
	$62,910	$87,811	$107,000

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

14. Leases
The Company has operating leases for corporate offices, data centers, and certain equipment. The Company's leases have lease terms of one year to eleven years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. NantWorks, a related party, subleases one of the Company's data centers on the same terms the Company agreed with the lessor. Options to extend are included in the lease term where the Company is reasonably certain to exercise the options. Variable payments on the Company's leases are expensed as incurred, as they do not depend on an index, or rate. The Company concluded certain leases for data centers had a term of less than 1 year at inception, as arrangements are only renewed following marketplace assessments and negotiations with vendors.

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

Lease expense, charged to selling, general and administrative expense, for the three and nine months ended September 30, 2019 consisted of:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$709	$2,056
Short-term lease cost	252	804
Variable cost	98	248
Sublease income	(52)	(156)
Total lease cost	$1,007	$2,952

For the three and nine months ended September 30, 2018, rental expense was charged to selling, general and administrative expense in the amount of $841 and $3,217, respectively.

Other information regarding the Company's leases:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating cash flows for operating leases	$(772)	$(2,112)
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,837
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,837
Weighted average remaining lease term - operating leases		6.0 years
Weighted average discount rate - operating leases		11%

As of September 30, 2019 and December 31, 2018, the Company had no material capital leases and the remaining lives of its operating leases ranged from one to ten years as of September 30, 2019.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Future minimum lease payments under the Company's operating leases at September 30, 2019 were:

Maturity Analysis	Amounts
2019	$793
2020	3,174
2021	3,025
2022	3,066
2023	3,107
Thereafter	4,994
Total future minimum lease payments	18,159
Less imputed interest	(4,866)
Total	$13,293
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$1,875
Operating lease liabilities	11,418
$13,293
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
Legal Matters
The Company is, from time to time, subject to claims and litigation that arise in the ordinary course of its business. The Company intends to defend vigorously any such litigation that may arise under all defenses that would be available to it. Except as discussed below, in the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to the Company, would not have a material adverse effect on the Company’s Consolidated Financial Condition or Results of Operations. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. ("Deora") In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the court certified the case as a class action. On October 23, 2019, the parties notified the court that they had reached a settlement in principle to resolve the action on a classwide basis in the amount of $16,500, which is included in accrued and other current liabilities on the Consolidated Balance Sheet at September 30, 2019. The settlement is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, and preliminary and final approval from the court, among other things. If the settlement is finalized and approved by the court, the majority of the settlement amount will be funded by the Company’s insurance carriers, and a portion will be funded by the Company.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties have agreed to stay the case until the next case management conference, scheduled for December 3, 2019. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as in re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint. A hearing on the defendants’ motion was held on September 25, 2019.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. The complaint contains allegations similar to those in Deora but asserts causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The parties have agreed to stay the case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

In its Verified Complaint, and a contemporaneous notice of default that the Company disputed, PayPal alleges that the Company breached the Sublease Agreement. In addition, PayPal asserts claims for breach of the covenant of good faith and fair dealing, and violations of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and seeks a declaratory judgment recognizing and enforcing the terms of the Sublease Agreement. Among other relief, PayPal seeks damages, treble damages, interest, costs, and attorneys’ fees. PayPal has asserted that its damages are $2,349, which it has requested that the Court treble pursuant to the provisions of Massachusetts General Laws, Chapter 93A.

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

The parties completed fact discovery on March 15, 2019 and completed expert discovery on August 22, 2019.

A hearing on PayPal’s motion for summary judgment was held on October 17, 2019. At the hearing, the Court indicated its intention to issue a written decision (1) granting PayPal’s motion for summary judgment regarding its claim for breach of the Sublease Agreement, as to liability only and not as to damages; (2) denying PayPal’s motion for summary judgment regarding its claim for unfair and deceptive trade practices in violation of Massachusetts General Laws, Chapter 93A, sections 2 and 11; and (3) finding PayPal’s claim for breach of the covenant of good faith and fair dealing to be irrelevant or moot and denying its motion for summary judgment as to that claim.

At the October 17, 2019 hearing, PayPal orally withdrew its claim for attorneys’ fees on its breach of the Sublease Agreement claim only and left uncertain whether it intends to pursue its claim for a declaratory judgment.
Based on the Court’s statements at the October 17, 2019 hearing, the issue of damages on PayPal’s claim for breach of the Sublease Agreement remains to be determined. The Company has asserted that PayPal failed to mitigate any damages that PayPal claims the Company owes. PayPal’s claim for unfair and deceptive practices in violation of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and its requests for treble damages and attorneys’ fees, as well as its requests for interest and costs on the claims it is pursuing, also remain to be determined. The precise contours of the Court’s rulings on PayPal’s summary judgment motion will not be known until the Court issues its written decision.
The Company denies any liability to PayPal and intends to continue vigorously defending the action.
Insurance Recoveries
The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at September 30, 2019 and December 31, 2018 was $19,282 and $306, respectively, and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 16. Income Taxes

For the three and nine months ended September 30, 2019, the benefit from income taxes was $527 and $168, respectively. For the three and nine months ended September 30, 2018, the benefit from income taxes was $1,778 and $3,429, respectively. The benefit from income taxes for the three and nine months ended September 30, 2019 and the benefit from income taxes for the three and nine months ended September 30, 2018 included an income tax benefit for the consolidated group based on an estimated annual effective tax rate.

The effective tax rate for the three and nine months ended September 30, 2019 was a benefit of 3.12% and 0.33%, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was a benefit of 1.79% and 2.37%, respectively. The effective tax rates for the three and nine months ended September 30, 2019 and September 30, 2018 differed from the U.S. federal statutory rates of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible asset, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income tax rate differential and the impact of valuation allowance on the Company's deferred tax assets.

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
Note 17. Stockholders’ Equity (Deficit)
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of September 30, 2019 and December 31, 2018, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of September 30, 2019, and December 31, 2018, there were no outstanding shares of preferred stock.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 18. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted Stock:
Research and development	$—	$28	$—	$79
Phantom units:
Cost of revenue	(3)	52	18	302
Selling, general and administrative	16	(484)	53	(69)
Research and development	18	(13)	14	313
Total phantom units stock-based compensation expense	31	(445)	85	546
Stock options:
Selling, general and administrative	75	—	90	—
Restricted Stock Units:
Cost of revenue	6	4	11	22
Selling, general and administrative	390	759	1,622	3,983
Research and development	24	27	41	175
Total restricted stock units stock-based compensation expense	420	790	1,674	4,180
Total stock-based compensation expense	526	373	1,849	4,805
Amount capitalized to internal-use software	14	149	105	410
Total stock-based compensation cost	$540	$522	$1,954	$5,215
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Phantom Unit Plan
On March 31, 2015, the Company approved the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”). The maximum number of phantom units that may be issued under the Phantom Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. As of September 30, 2019, there were 121,244 phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

The following table summarizes the activity related to the unvested phantom units during the three and nine months ended September 30, 2019:

	Number of Units	Weighted- Average Grant Date Value Per Phantom Unit
Unvested phantom units outstanding - December 31, 2018	588,852	$14.95
Vested	(287,500)	$15.79
Forfeited	(17,500)	$14.05
Unvested phantom units outstanding - March 31, 2019	283,852	$14.16
Vested	(129,881)	$14.10
Forfeited	(19,773)	$14.10
Unvested phantom units outstanding - June 30, 2019	134,198	$14.22
Vested	(10,227)	$15.84
Forfeited	(2,727)	$14.00
Unvested phantom units outstanding - September 30, 2019	121,244	$14.11

The Company has previously granted phantom units to employees of related companies who are providing services to the Company under the shared services agreement with NantWorks (see Note 20) as well as certain consultants of the Company. No phantom units were granted during the three and nine months ending September 30, 2019 or 2018. All other grants of phantom units have been made to employees of the Company. Stock-based compensation expense for the phantom units issued to participants who are based outside of the United States is re-measured at the end of each reporting period until the awards vest. The Company uses the accelerated attribution method to recognize expense for all phantom units since the awards’ vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.

As of September 30, 2019, the Company had $189 of unrecognized stock-based compensation expense related to phantom units which will be recognized over a weighted-average period of 0.7 years. Of that amount, $187 of unrecognized expense is related to employee grants with a weighted-average period of 0.7 years and $2 of unrecognized expense is related to non-employee grants with a weighted-average period of 0.6 years.

During the three and nine months ended September 30, 2019, the Company issued 6,917 and 270,554 shares, respectively, of common stock to participants of the Phantom Unit Plan based in the United States.
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
Restricted Stock
The Company issued 10,462 shares of restricted stock under the 2016 Plan on June 1, 2016, in connection with the conversion of the Series C units. No units were vested and converted into unrestricted common stock during the three and nine months ending September 30, 2019 or 2018. As of September 30, 2019, there were no shares of restricted stock outstanding under the 2016 Plan. As of December 31, 2018, there were no shares of restricted stock outstanding under the 2016 Plan.
Stock Options
Stock-based compensation expense is calculated based on the grant date fair value of the award and the attribution of that cost is being recognized ratably over the vesting period. The Company has utilized the Black-Scholes option-pricing model to determine the fair value of the stock options.
The following table summarizes the activity related to the unvested stock options during the three and nine months ended September 30, 2019:

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding - December 31, 2018	—	$—
Stock options outstanding - March 31, 2019	—	$—
Granted	905,724	$0.61
Stock options outstanding - June 30, 2019	905,724	$0.61
Granted	1,100,000	$0.55
Vested	(137,500)	$0.55
Stock options outstanding - September 30, 2019	1,868,224	$0.58
As of September 30, 2019, the Company had $564 of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units

The Company intends to settle all vested restricted stock unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table summarizes the activity related to the unvested restricted stock units during the three and nine months ended September 30, 2019:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted stock units outstanding - December 31, 2018	1,812,961	$2.74
Granted	60,000	$0.98
Vested	(38,967)	$1.65
Forfeited	(43,812)	$3.39
Unvested restricted stock units outstanding - March 31, 2019	1,790,182	$2.66
Vested	(865,129)	$2.70
Forfeited	(129,530)	$3.06
Unvested restricted stock units outstanding - June 30, 2019	795,523	$2.59
Forfeited	(84,631)	$1.79
Unvested restricted units outstanding - September 30, 2019	710,892	$2.69
Unrecognized compensation expense related to unvested restricted stock units was $1,183 at September 30, 2019, which is expected to be recognized as expense over the weighted-average period of 0.9 years.

During the three and nine months ended September 30, 2019, the Company issued 0 and 642,520 shares, respectively, of common stock to participants of the 2016 Plan based in the United States.
Note 19. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock and redeemable common stock for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	Common Stock	Common Stock	Common Stock	Common Stock
Net loss per share numerator:
Net loss from continuing operations	$(16,374)	$(97,432)	$(50,895)	$(141,213)
Net loss from discontinued operations	(3)	(32)	(118)	(1,817)
Net loss for basic and diluted net loss per share	$(16,377)	$(97,464)	$(51,013)	$(143,030)
Weighted-average shares for basic net loss per share	110,619,905	109,471,712	110,261,279	109,060,408
Effect of dilutive securities	—	—	—	—
Weighted-average shares for dilutive net loss per share	110,619,905	109,471,712	110,261,279	109,060,408
Basic and diluted net loss per share from continuing operations	$(0.15)	$(0.89)	$(0.46)	$(1.29)
Basic and diluted net loss per share from discontinued operations	$—	$—	$—	$(0.02)
Basic and diluted total net loss per share	$(0.15)	$(0.89)	$(0.46)	$(1.31)

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2019	2018
Unvested restricted stock	1	3,490
Unvested phantom units	121,244	601,352
Unvested restricted stock units	710,892	1,602,176
Unexercised stock options	1,868,224	—
Convertible notes	8,815,655	8,815,655

Note 20. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three and nine months ended September 30, 2019, the Company incurred $20 and $834, respectively, of expenses recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. During the three and nine months ended September 30, 2018, the Company incurred $733 and $2,267, respectively, of expenses recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates.
Related Party Receivables and Payables
As of September 30, 2019 and December 31, 2018, the Company had related party receivables, net of related party payables of $2,076 and $2,618, respectively, primarily consisting of a receivable from Ziosoft KK of $1,658 at both dates, which was related to the sale of Qi Imaging. As of September 30, 2019 and December 31, 2018, the Company had related party payables, net of receivables balances, and related party liabilities of $26,354 and $22,499, respectively, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below) and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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
As of September 30, 2019 and December 31, 2018, the Company has $67 and $394, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three and nine months ended September 30, 2019, direct costs of $105 and $1,852, respectively, were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three and nine months ended September 30, 2018, direct costs of $1,401 and $3,663, respectively, were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge, an entity affiliated with the Company's Chairman and CEO, Dr. Patrick Soon-Shiong, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 12). The accrued and unpaid interest on the Convertible Notes held by Cambridge was $162 and $24 at September 30, 2019 and December 31, 2018, respectively, as part of current related party payables, net on the Consolidated Balance Sheets.
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

In June 2018, NantHealth Labs entered into similar agreements to provide liquid tumor profiling services to Altor BioScience ("Altor"), ImmunityBio, Inc. ("ImmunityBio", formerly NantCell, Inc.), and NantBioScience, Inc. ("NantBio"), all affiliates of the Company.

Under these agreements, the Company recorded $43 and $459 of revenue during the three and nine months ended September 30, 2019, respectively, and $211 and $393 of revenue during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the Company has $250 of accounts receivable from related parties and $56 of deferred revenue due to these agreements. As of December 31, 2018, the Company had $540 of accounts receivable from related parties and $375 of deferred revenue due to these agreements.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note were originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 30, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes (see Note 12). No other terms of the promissory note were changed. As of September 30, 2019, and December 31, 2018, the total principal and interest outstanding on the note amounted to $135,249 and $130,374, respectively. The accrued and unpaid interest on the note was $22,583 and $17,708, respectively, as of September 30, 2019 and December 31, 2018, as part of noncurrent related party liabilities on the Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval, and as of September 30, 2019, there was no outstanding balance on the promissory note.
On August 8, 2018, the Company executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, with interest payments on outstanding amounts due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows the Company to request advances, up to a maximum commitment of $100,000. Advances can be requested of up to $10,000 per calendar quarter until March 31, 2019 and, following that, up to $20,000 per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes (see Note 12). The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At September 30, 2019, the Company was in compliance with the covenants.
Note 21. Subsequent Events
On October 24, 2019, the Company received a notice from Nasdaq stating that it had regained compliance with Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”) because its common stock maintained a minimum market value of publicly held shares ("MVPHS") of $15,000 for 10 consecutive trading days, from October 10, 2019 to October 23, 2019. This followed the notice dated June 24, 2019, stating that the Company was not in compliance the MVPHS Rule because its common stock failed to maintain a minimum MVPHS of $15,000 for 30 consecutive business days.
On May 6, 2019, the Company received a notice from Nasdaq stating that it was not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because its common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive trading days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was afforded an initial period of 180 calendar days, or until November 4, 2019, to regain compliance with the Minimum Bid Price Rule. As the Company has not regained compliance with the Minimum Bid Price Rule within such time period, on November 6, 2019, the Company received a written notice from Nasdaq that the Company’s common stock would be delisted from the Nasdaq Global Select Market and suspended at the opening of business on November 15, 2019, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). In accordance with Nasdaq’s procedures, the Company has appealed Nasdaq’s determination and on November 7, 2019 requested a hearing before the Panel (the “Hearing”) to seek continued listing on the Nasdaq Global Select Market. This hearing request automatically stays Nasdaq’s suspension and delisting of the Company’s common stock pending the Panel’s decision. The Company expects the Hearing to be held within 45 days of the Company’s request for the Hearing, pursuant to the Nasdaq Listing Rules. At or prior to the Hearing, the Company intends to present its plans to Nasdaq to regain compliance with the Minimum Bid Price Rule and request an extension of time so that the Board and management of the Company can effect a reverse stock split at a time that is in the best interests of the Company and its stockholders.

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
Since our inception, we have devoted substantially all of our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch and expansion of our molecular sequencing and analysis business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of September 30, 2019, our accumulated deficit was approximately $935.1 million. We expect to continue to incur operating losses over the near term as we support adoption of our molecular sequencing and analysis solutions (including GPS Cancer), expand our commercial operations, and invest further in NantHealth solutions.
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
Evolution of GPS Cancer Test Platform
NantHealth and NantOmics, LLC ("NantOmics", our exclusive technology partner for the GPS Cancer test) are continually taking steps to optimize the utility and value of our tests for physicians and their patients. To this end, we have leveraged our deep experience with RNA sequencing, bioinformatics and statistics to expand the clinical utility of the GPS Cancer test, while also streamlining and improving our lab workflow by consolidating to next-generation sequencing as our sole testing platform. A fundamental result of this work is that the key cancer treatment biomarkers previously assessed using our proprietary quantitative proteomics platform are, beginning in April 2018, now assessed solely via RNA sequencing, gene expression and statistical analysis. This change is based on the established clinical and scientific utility of tumor RNA sequencing. The tumor RNA transcriptome reveals gene and somatic variant expression, identifies gene fusions and validates their expression, and determines the relevance of gene copy number alterations. GPS Cancer currently assesses RNA expression of over 19,000 genes in a tumor sample and we have shown significant concordance between our RNA and proteomics expression platforms. We believe this change will result in operational efficiencies, an improved cost structure and more rapid transfer of scientific advancements in expression analysis to our clinical report.
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

The following table reconciles Net loss from continuing operations to Net loss from continuing operations - Non-GAAP for the three and nine months ended September 30, 2019 and 2018 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss from continuing operations	$(16,374)	$(97,432)	$(50,895)	$(141,213)
Adjustments to GAAP net loss:
Loss from related party equity method investment	1,983	83,306	6,401	89,512
Stock-based compensation expense from continuing operations	526	373	1,849	4,805
Acquisition related sales incentive	—	425	—	995
Change in fair value of derivatives liability	—	(5)	—	(7)
Change in fair value of Bookings Commitment	3,159	—	4,664	—
Impairment of investment in IOBS	—	—	—	1,750
Noncash interest expense related to convertible notes	1,447	1,273	4,207	3,702
Intangible amortization from continuing operations	2,197	2,287	6,682	6,863
Impairment of intangible assets	—	—	3,977	—
Loss on sale of business	—	—	582	—
Securities litigation costs	500	887	500	1,709
Tax benefit resulting from certain noncash tax items	(885)	(1,943)	(519)	(3,649)
Total adjustments to GAAP net loss from continuing operations	8,927	86,603	28,343	105,680
Net loss from continuing operations - Non-GAAP	$(7,447)	$(10,829)	$(22,552)	$(35,533)

Weighted average shares outstanding	110,619,905	109,471,712	110,261,279	109,060,408

Net loss per share from continuing operations - Non-GAAP	$(0.07)	$(0.10)	$(0.20)	$(0.33)

The following table reconciles net loss per common share from continuing operations to net loss per common share from continuing operations - Non-GAAP for the three and nine months ended September 30, 2019 and 2018 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss per common share from continuing operations	$(0.15)	$(0.89)	$(0.46)	$(1.29)
Adjustments to GAAP net loss per common share from continuing operations:
Loss from related party equity method investment	0.03	0.77	0.05	0.82
Stock-based compensation expense from continuing operations	—	—	0.02	0.04
Acquisition related sales incentive	—	—	—	0.01
Change in fair value of derivatives liability	—	—	—	—
Change in fair value of Bookings Commitment	0.03	—	0.04	—
Impairment of Investment in IOBS	—	—	—	0.02
Noncash interest expense related to convertible notes	0.01	0.01	0.04	0.03
Intangible amortization from continuing operations	0.02	0.02	0.06	0.05
Impairment of intangible assets	—	—	0.04	—
Loss on sale of business	—	—	0.01	—
Securities litigation costs	—	0.01	—	0.02
Tax benefit resulting from certain noncash tax items	(0.01)	(0.02)	—	(0.03)
Total adjustments to GAAP net loss per common share from continuing operations	0.08	0.79	0.26	0.96
Net loss per common share from continuing operations - Non-GAAP	$(0.07)	$(0.10)	$(0.20)	$(0.33)

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

Software and hardware related - Software and hardware related revenue is generated from the license of our software, on a perpetual basis, the sale of hardware and professional services that are complementary to the software and may or may not be required for the software to function as desired by the customer. The services are generally provided in the form of implementation and training services and do not include maintenance revenue. The software is installed on the customer's site or the customer's designated vendor’s site and is not hosted by us or by a vendor contracted by us. We also generate revenue from the resale of third-party software and hardware to our clients. Our software license and hardware solutions include DCX software and HBox. Software and hardware related also includes revenue from professional services we provide that are generally complementary to our software solutions and may or may not be required for the solution to function as desired by the customer.

Maintenance - Maintenance revenue includes ongoing post contract client support ("PCS") or maintenance on software and hardware during the PCS term. Additionally, PCS includes ongoing development of software updates and upgrades provided to the customer on a when-and-if-available basis. We sell our DCX solution with maintenance contracts.

Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and molecular analysis of DNA and RNA (and previously proteomic testing) under our reseller agreement with NantOmics, LLC, and from blood samples via our liquid/blood-based tumor profiling platform through our subsidiary, NantHealth Labs, Inc. Revenue is recognized at a point in time, when reports of results are transferred to the ordering physician or institution, or on a cash basis; or ratably over time for the period of a stand-ready obligation to provide blood-based tumor profiling services.

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

We continue to review our other selling, general and administrative investments and expect to drive cost savings through greater efficiencies and synergies across our company. Additionally, we expect to continue to incur additional costs for legal, accounting, insurance, investor relations and other costs associated with operating as a public company, including costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies as well as increased costs for directors’ and officers’ liability insurance and an enhanced investor relations function. However, we expect our selling, general and administrative expense to decrease as a percentage of revenue over the long term as our revenue increases and we realize economies of scale.

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
We expect our research and development expenses to continue to increase in absolute dollars and as a percentage of revenue as we continue to make investments in developing new solutions and enhancing the functionality of our existing solutions with a focus on cancer care. However, we expect our research and development expenses to decrease as a percentage of revenue over the long term as we realize economies of scale from our developed technology.

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
Other Income (Expense), net
Other income (expense), net consists primarily of unrealized and realized gains (losses), change in the fair value of the Bookings Commitment, dividend income on our cash equivalent financial instruments, change in fair value of derivative liability, impairment of equity securities and other non-recurring items.
Loss from Equity Method Investment
Loss from equity method investment consists of our pro rata share of losses of a company that we own an ownership interest in and account for under the equity method of accounting, amortization of basis differences, and other than temporary impairments in the value of our investments. We regularly evaluate our investments, which are not carried at fair value, for other than temporary impairment in accordance with U.S. GAAP.
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

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Software-as-a-service related	$18,328	$15,937	$54,421	$48,323
Software and hardware related	1,009	1,450	5,135	3,790
Maintenance	2,743	2,522	7,771	7,357
Total software-related revenue	22,080	19,909	67,327	59,470
Sequencing and molecular analysis	276	742	1,581	2,506
Home health care services	—	1,641	2,863	4,627
Total net revenue	22,356	22,292	71,771	66,603

Cost of Revenue:
Software-as-a-service related	5,659	5,863	17,155	18,205
Software and hardware related	624	737	2,203	2,412
Maintenance	484	234	1,065	683
Amortization of developed technologies	1,143	1,233	3,519	3,700
Total software-related cost of revenue	7,910	8,067	23,942	25,000
Sequencing and molecular analysis	462	2,323	4,065	5,443
Home health care services	—	836	1,471	2,435
Total cost of revenue	8,372	11,226	29,478	32,878

Gross Profit	13,984	11,066	42,293	33,725

Operating Expenses:
Selling, general and administrative	15,136	17,001	47,101	56,123
Research and development	4,568	4,835	14,232	15,875
Amortization of acquisition-related assets	1,054	1,054	3,163	3,163
Impairment of intangible assets	—	—	3,977	—
Total operating expenses	20,758	22,890	68,473	75,161

Loss from operations	(6,774)	(11,824)	(26,180)	(41,436)
Interest expense, net	(4,556)	(4,306)	(13,443)	(12,766)
Other (expense) income, net	(3,588)	226	(5,039)	(928)
Loss from related party equity method investment	(1,983)	(83,306)	(6,401)	(89,512)
Loss from continuing operations before income taxes	(16,901)	(99,210)	(51,063)	(144,642)
Benefit from income taxes	(527)	(1,778)	(168)	(3,429)
Net loss from continuing operations	(16,374)	(97,432)	(50,895)	(141,213)
Loss from discontinued operations, net of tax	(3)	(32)	(118)	(1,817)
Net loss	$(16,377)	$(97,464)	$(51,013)	$(143,030)

Net loss per share:
Continuing operations
Basic and diluted - common stock	$(0.15)	$(0.89)	$(0.46)	$(1.29)
Discontinued operations
Basic and diluted - common stock	$—	$—	$—	$(0.02)
Total net loss per share
Basic and diluted - common stock	$(0.15)	$(0.89)	$(0.46)	$(1.31)
Weighted average shares outstanding:
Basic and diluted - common stock	110,619,905	109,471,712	110,261,279	109,060,408

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Software-as-a-service related	82.0%	71.5%	75.8%	72.6%
Software and hardware related	4.5%	6.5%	7.2%	5.7%
Maintenance	12.3%	11.3%	10.8%	11.0%
Total software-related revenue	98.8%	89.3%	93.8%	89.3%
Sequencing and molecular analysis	1.2%	3.3%	2.2%	3.8%
Home health care services	—%	7.4%	4.0%	6.9%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue:
Software-as-a-service related	25.3%	26.3%	23.9%	27.3%
Software and hardware related	2.8%	3.3%	3.1%	3.6%
Maintenance	2.2%	1.0%	1.5%	1.0%
Amortization of developed technologies	5.1%	5.5%	4.9%	5.6%
Total software-related cost of revenue	35.4%	36.2%	33.4%	37.5%
Sequencing and molecular analysis	2.1%	10.4%	5.7%	8.2%
Home health care services	—%	3.8%	2.0%	3.7%
Total cost of revenue	37.4%	50.4%	41.1%	49.4%

Gross Profit	62.6%	49.6%	58.9%	50.6%

Operating Expenses:
Selling, general and administrative	67.8%	76.2%	65.7%	84.3%
Research and development	20.4%	21.7%	19.8%	23.8%
Amortization of acquisition-related assets	4.7%	4.7%	4.4%	4.7%
Impairment of intangible assets	—%	—%	5.5%	—%
Total operating expenses	92.9%	102.6%	95.4%	112.8%

Loss from operations	(30.3)%	(53.0)%	(36.5)%	(62.2)%
Interest expense, net	(20.4)%	(19.3)%	(18.7)%	(19.2)%
Other (expense) income, net	(16.0)%	1.0%	(7.0)%	(1.4)%
Loss from related party equity method investment	(8.9)%	(373.7)%	(8.9)%	(134.4)%
Loss from continuing operations before income taxes	(75.6)%	(445.0)%	(71.1)%	(217.2)%
Benefit from income taxes	(2.3)%	(7.9)%	(0.2)%	(5.1)%
Net loss from continuing operations	(73.3)%	(437.1)%	(70.9)%	(212.1)%
Loss from discontinued operations, net of tax	—%	(0.1)%	(0.2)%	(2.7)%
Net loss	(73.3)%	(437.2)%	(71.1)%	(214.8)%

Comparison of Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Software-as-a-service related	$18,328	$15,937	$54,421	$48,323	$2,391	15.0%	$6,098	12.6%
Software and hardware related	1,009	1,450	5,135	3,790	(441)	(30.4)%	1,345	35.5%
Maintenance	2,743	2,522	7,771	7,357	221	8.8%	414	5.6%
Total software-related revenue	22,080	19,909	67,327	59,470	2,171	10.9%	7,857	13.2%
Sequencing and molecular analysis	276	742	1,581	2,506	(466)	(62.8)%	(925)	(36.9)%
Home health care services	—	1,641	2,863	4,627	(1,641)	(100.0)%	(1,764)	(38.1)%
Total net revenue	$22,356	$22,292	$71,771	$66,603	$64	0.3%	$5,168	7.8%
Comparison of the three-month periods ended September 30, 2019 and 2018
Total revenue increased $0.1 million, or 0.3%, for the three months ended September 30, 2019 compared to the prior year period. The primary driver of this increase was a $2.2 million increase in total software-related revenue, partially offset by a $0.5 million decrease in sequencing and molecular analysis and a $1.6 million decrease in home health care services.
Total software-related revenue (including software and hardware related, SaaS, and maintenance) increased by $2.2 million, or 10.9%, for the three months ended September 30, 2019, compared to the prior year period, driven by an increase in SaaS related revenue, partially offset by decrease in DCX software and hardware revenue.
SaaS related revenue increased by $2.4 million, or 15.0%, for the three months ended September 30, 2019, driven by a $0.8 million increase in NaviNet SaaS revenue, largely from the higher value of professional service projects going live in 2019. A further $1.5 million increase came from our Eviti platform solutions due to a combination of new customers and increased covered lives on existing customers compared to the same period last year.
Software and hardware related revenue decreased $0.4 million, or 30.4%, for the three months ended September 30, 2019, compared to the prior year due to software revenue on several larger projects being recognized in the prior year period. Our software and hardware related revenue results experience fluctuations due to the timing of implementation completions for our DCX customers and our revenue recognition for those arrangements.
Maintenance revenue increased $0.2 million, or 8.8%, for the three months ended September 30, 2019, compared to the prior year period. The increase was due to the timing of several DCX customer contracts completed and recognized starting in the later part of the prior year.
Sequencing and molecular analysis revenue decreased $0.5 million, or 62.8%, for the three months ended September 30, 2019, compared to the prior year period primarily due to lower number of orders for our GPS Cancer test.
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
Home health care services decreased $1.6 million, or 100.0%, for the three months ended September 30, 2019 due to the sale of our home health care services business. On June 7, 2019, we completed the divestiture of our home health care services business in exchange for cash proceeds of $0.3 million, which resulted in a loss on sale of business of $0.6 million. The home health care services business does not qualify as discontinued operations as its divestiture does not represent a strategic shift that has had a major impact on our operations or financial results.
Comparison of the nine-month periods ended September 30, 2019 and 2018
Total revenue increased $5.2 million, or 7.8%, for the nine months ended September 30, 2019 compared to the prior year period. The primary drivers of this increase were an increase of $7.9 million in total software-related revenue, partially offset by a $0.9 million decrease in sequencing and molecular analysis and a $1.8 million decrease in home health care services.

Our total software-related revenue (including software and hardware, SaaS, and maintenance) increased $7.9 million, or 13.2%, for the nine months ended September 30, 2019, compared to the prior period. The increase was primarily driven by increased SaaS revenue from both NaviNet and Eviti solutions. Software and hardware related revenue and maintenance revenue from DCX also increased.

SaaS related revenue increased $6.1 million, or 12.6% for the nine months ended September 30, 2019 compared to the prior year period. This increase was primarily driven by a $3.2 million increase in NaviNet SaaS revenue, largely from the higher value of professional service projects going live in 2019 and a $2.9 million increase in revenue from Eviti platform solutions due to combination of new customers and increased covered lives on existing customers.

Software and hardware related revenue increased $1.3 million, or 35.5% for the nine months ended September 30, 2019, compared to the prior year period. The main contributing factor for this increase was the timing of a large DCX customer contract completed and recognized in the current year. Our software and hardware related revenue results experience fluctuations due to the timing of implementation completions for our DCX customers and our revenue recognition for those arrangements.

Maintenance revenue increased $0.4 million, or 5.6%, for the nine months ended September 30, 2019 compared to the prior year period. This increase was due to the timing of a large DCX customer contract completed and recognized in the current year period. The increase was partially offset by a slight decrease in size of the customer base for DCX post contract support maintenance service compared to the prior year.

Sequencing and molecular analysis revenue decreased $0.9 million, or 36.9% for the nine months ended September 30, 2019 compared to the prior year period. This decrease was primarily driven by lower volume of GPS samples sequenced and recognized as revenue in the current year resulting from deliveries for patients covered by contract payers. This decrease was partially offset by an increase of $0.3 million of Liquid GPS revenue, due to the acquisition of NantHealth Labs on February 28, 2018. Currently, we recognize revenue from clients with executed contracts, and from clients without a contractual agreement where we recognize revenue on a cash basis given the uncertainty over reimbursement. As the Company gains additional insurance coverage, including coverage under government insurance programs, we expect to be able to reduce the portion of sequencing and molecular analysis revenue which is recognized on a cash basis.

Home health care services decreased $1.8 million, or 38.1%, for the nine months ended September 30, 2019 compared to the prior year period. This decrease was due to the sale of our home health care services business in June 2019.

Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30, 2019
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Software-as-a-service related	$5,659	$5,863	$17,155	$18,205	$(204)	(3.5)%	$(1,050)	(5.8)%
Software and hardware related	624	737	2,203	2,412	(113)	(15.3)%	(209)	(8.7)%
Maintenance	484	234	1,065	683	250	106.8%	382	55.9%
Amortization of developed technologies	1,143	1,233	3,519	3,700	(90)	(7.3)%	(181)	(4.9)%
Total software-related cost of revenue	7,910	8,067	23,942	25,000	(157)	(1.9)%	(1,058)	(4.2)%
Sequencing and molecular analysis	462	2,323	4,065	5,443	(1,861)	(80.1)%	(1,378)	(25.3)%
Home health care services	—	836	1,471	2,435	(836)	(100.0)%	(964)	(39.6)%
Total cost of revenue	$8,372	$11,226	$29,478	$32,878	$(2,854)	(25.4)%	$(3,400)	(10.3)%
Comparison of the three-month periods ended September 30, 2019 and 2018
Total cost of revenue decreased $2.9 million, or 25.4%, for the three months ended September 30, 2019 compared to the prior year period. This decrease was mainly due to a $1.9 million decrease in sequencing and molecular analysis cost of revenue, a $0.8 million decrease in home health care services cost of revenue, and a $0.2 million decrease in total software-related cost of revenue.

Total software-related cost of revenue decreased by $0.2 million, or 1.9%, compared to the prior year period. This decline was mainly due to a $0.2 million decline in SaaS related cost of revenue driven by a decrease in amortization related to capitalized internal use software for NaviNet and a $0.1 million decline in Software and hardware cost of revenue due to reduction of professional services costs. Additionally, the decrease was also due to a $0.1 million decline in Amortization of developed technologies cost of revenue due to impairment of the NantHealth Labs intangible assets during the three months ended June 30, 2019. This decrease was partially offset by a $0.3 million increase in Maintenance cost of revenue due to an increase in personnel and professional services costs, resulting from a slight increase in headcount working on DCX maintenance products.

Sequencing and molecular analysis cost of revenue decreased $1.9 million, or 80.1%, primarily driven by a $0.5 million decrease in personnel expenses resulting from reduction of headcount working on GPS products coupled with a $1.5 million decrease in GPS cost of revenue due to a lower volume of GPS test deliveries as a result of lower orders, partially offset by a $0.1 million increase in amortization related to capitalized internal use software.

Home health care services cost of revenue decreased $0.8 million, or 100.0%, for the three months ended September 30, 2019 compared to the prior year period. This decrease was due to the sale of our home health care services business in June 2019.
Comparison of the nine-month periods ended September 30, 2019 and 2018
Total cost of revenue decreased $3.4 million, or 10.3% for the nine months ended September 30, 2019 compared to the prior year period. This decrease was primarily driven by a decrease of $1.1 million in total software-related cost of revenue, a decrease of $1.4 million in sequencing and molecular analysis cost of revenue, and a decrease of $1.0 million in Home health care services cost of revenue.

Total software-related cost of revenue decreased by $1.1 million, or 4.2%, compared to the prior year period. The decrease was primarily driven primarily by a $0.5 million decrease in SaaS personnel and professional service related expenses due to a reduction in headcount working on NaviNet products, a decrease of $0.1 million related to depreciation of capitalized internal use software for NaviNet due to decreased capitalized labor hours stemming from reduction of headcount, and a decrease of $0.2 million related Amortization of developed technologies cost of revenue due to impairment of the NantHealth Labs intangible assets during the three months ended June 30, 2019.

Sequencing and molecular analysis cost of revenue decreased $1.4 million, or 25.3%, primarily driven by a $1.8 million decrease in genomic sequencing and bioinformatics service fees paid to NantOmics due to decreased orders, partially offset by an increase of $0.5 million in amortization related to capitalized internal use software.

Home health care services cost of revenue decreased $1.0 million, or 39.6%, for the nine months ended September 30, 2019 compared to the prior year period. This decrease was due to the sale of our home health care services business in June 2019.
Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Selling, general and administrative	$15,136	$17,001	$47,101	$56,123	$(1,865)	(11.0)%	$(9,022)	(16.1)%
Comparison of the three-month periods ended September 30, 2019 and 2018
Selling, general and administrative expenses decreased $1.9 million, or 11.0%, for the three months ended September 30, 2019 compared to the prior year period. The primary driver of this variance was a $1.0 million decrease in personnel related costs due to reduced headcount. Additionally, the decrease is also due to a $0.7 million decrease in corporate shared services net allocation from our parent company, resulting from a reduction of general overhead expenses.
Comparison of the nine-month periods ended September 30, 2019 and 2018
Selling, general and administrative expenses decreased $9.0 million, or 16.1%, for the nine months ended September 30, 2019 compared to the prior year period. The major contributing factors for this decrease were a $2.8 million decrease in professional service costs resulting from the timing of project based advisory and consulting services, a $2.1 million decrease in stock compensation expense against the prior year period, a $1.4 million net decrease in corporate shared services net allocation from our parent company, a $0.6 million decrease in other general and administrative costs due to the loss on sale of our home health care services business in June 2019, and a $1.3 million decrease in sales and marketing related costs as a result of various cost saving measures.
Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Research and development	$4,568	$4,835	$14,232	$15,875	$(267)	(5.5)%	$(1,643)	(10.3)%

Comparison of the three-month periods ended September 30, 2019 and 2018
Research and development expenses decreased $0.3 million, or 5.5%, for the three months ended September 30, 2019 compared to the prior year period. This decrease was driven by a $0.1 million reduction in stock compensation expense due to fully vested grants and terminations and a $0.2 million decrease in personnel related expense due to lower headcount.
Comparison of the nine-month periods ended September 30, 2019 and 2018
Research and development expenses decreased $1.6 million, or 10.3%, for the nine months ended September 30, 2019, compared to the prior year period. This decrease was driven primarily by a $0.7 million reduction in stock compensation expense due to fully vested grants and terminations, a $0.5 million reduction in personnel related expenses as a result of lower headcount, and a $0.4 million reduction in computer and equipment costs as a result of various cost saving measures.
Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Interest expense, net	$4,556	$4,306	$13,443	$12,766	$250	5.8%	$677	5.3%
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
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer. Through September 30, 2019, the total advances made by NantCapital to us pursuant to the note amounted to approximately $112.7 million. We can request additional advances subject to approval from NantCapital. The note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year.
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
Comparison of the three-month periods ended September 30, 2019 and 2018
Interest expense, net increased by $0.3 million for the three months ended September 30, 2019, compared to the prior year period. This $0.3 million increase was due to the pattern of amortization of debt discounts and amortization of deferred financing offering costs, and the accrual of interest on the NantCapital note.
Comparison of the nine-month periods ended September 30, 2019 and 2018
Interest expense, net increased by $0.7 million for the nine months ended September 30, 2019. This $0.7 million increase was primarily attributable to interest expense related to the Convertible Notes that were issued in December 2016, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering costs.

Other Income (expense), net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Other (expense) income, net	$(3,588)	$226	$(5,039)	$(928)	$(3,814)	(1,687.6)%	$(4,111)	443.0%
Comparison of the three-month periods ended September 30, 2019 and 2018
Other (expense) income, net moved by $3.8 million from income of $0.2 million for the three months ended June 30, 2018 to an expense of $3.6 million for the three months ended September 30, 2019. The expense in the third quarter of 2019 was mainly driven by a $3.6 million increase in the fair value of the Bookings Commitment liability, as a result of changes in the cost of debt due to macroeconomic factors and the passage of time.
Comparison of the nine-month periods ended September 30, 2019 and 2018
Other expense, net increased by $4.1 million for the nine months ended September 30, 2019 compared to the prior year period. The increase was mainly driven by a $5.2 million increase in the fair value of the Bookings Commitment liability in 2019, as a result of changes in the cost of debt due to macroeconomic factors and the passage of time, offset by $0.4 million income in prior year from the transition services agreement related to the sale of our provider/patient engagement solutions business to Allscripts.
Loss from Related Party Equity Method Investment

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Loss from related party equity method Investment including impairment loss	$1,983	$83,306	$6,401	$89,512	$(81,323)	(97.6)%	$(83,111)	(92.8)%
The loss from related party equity method investment is related to our pro rata share of losses from our investment in NantOmics, plus the amortization of the basis differences, and other than temporary impairments in the investment. We report our share of NantOmics' operational loss and the amortization of basis difference using a one quarter lag.
Comparison of the three-month periods ended September 30, 2019 and 2018
Loss from equity method investment decreased by $81.3 million for the three months ended September 30, 2019 compared to the prior year period. This decrease was primarily due to an other than temporary impairment of $80.4 million recognized during the three months ended September 30, 2018 and a lower net loss at the equity method investee, when adjusted for impairments of assets of the equity method investee, which we recognized when identified, ahead of the one quarter lag normally applied to our loss pick-up.
Comparison of the nine-month periods ended September 30, 2019 and 2018
Loss from equity method investment decreased by $83.1 million for the nine months ended September 30, 2019 compared to the prior year period. This decrease was primarily due to an other than temporary impairment of $80.4 million recognized during the nine months ended September 30, 2018 and a lower net loss at the equity method investee, when adjusted for impairments of assets of the equity method investee, which we recognized when identified, ahead of the one quarter lag normally applied to our loss pick-up.

Benefit from Income Taxes

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Benefit from income taxes	$(527)	$(1,778)	$(168)	$(3,429)	$1,251	(70.4)%	$3,261	(95.1)%
Comparison of the three-month periods ended September 30, 2019 and 2018
For the three months ended September 30, 2018, the benefit from income taxes in continuing operations was $1.8 million, compared to a $0.5 million benefit from income taxes for the three months ended September 30, 2019. The benefit from income taxes for the three months ended September 30, 2019 included an income tax benefit of the consolidated group based on an estimated annual effective tax rate. For the three months ended September 30, 2019, the tax benefit was mostly attributed to the increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, as well as state income taxes not determined based on net income. For the three months ended September 30, 2018, the benefit from income taxes was mostly attributed to the tax benefit of net operating losses that can be carried forward indefinitely under the 2017 Tax Act.
The effective tax rates for the three months ended September 30, 2019 and 2018 in continuing operations were a benefit of 3.12% and a benefit of 1.79%, respectively. The effective tax rate for the three months ended September 30, 2019 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.
Comparison of the nine-month periods ended September 30, 2019 and 2018
For the nine months ended September 30, 2019, the benefit from income taxes in continuing operations was $0.2 million, compared to a $3.4 million benefit from income taxes for the nine months ended September 30, 2018. The benefit from income taxes in continuing operations for the nine months ended September 30, 2019 included an income tax benefit of the consolidated group based on an estimated annual effective tax rate. For the nine months ended September 30, 2018, the tax benefit was mostly attributed to the tax benefit of net operating losses that can be carried forward indefinitely under the 2017 Tax Act. The effective tax rates for the nine months ended September 30, 2019 and 2018 in continuing operations were benefits of 0.33% and 2.37%, respectively. The effective tax rate for the nine months ended September 30, 2019 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.
Loss from Discontinued Operations, Net of Income Taxes

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	2019	2018	2019	2018	2019	2018	2019	2018
	Amount	Amount	Amount	Amount	Amount	Percentage	Amount	Percentage
Loss from discontinued operations, net of tax	$(3)	$(32)	$(118)	$(1,817)	$29	(90.6)%	$1,699	(93.5)%
Comparison of the three-month periods ended September 30, 2019 and 2018
For the three months ended September 30, 2019, the loss from discontinued operations, net of tax remained relatively flat.

Comparison of the nine-month periods ended September 30, 2019 and 2018
For the nine months ended September 30, 2019, the loss from discontinued operations, net of tax decreased by $1.7 million compared to the prior year period. This decline can be attributed to the decreased activity related to the Allscripts transaction that occurred in 2017.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2019, we had cash and cash equivalents and marketable securities of $9.3 million, compared to $18.3 million as of December 31, 2018, of which $0.1 million and $0.2 million, respectively, related to foreign subsidiaries. We believe that our existing cash, cash equivalents and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months, based upon our Chairman and CEO’s intent and ability to support our operations with additional funds as required. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital have been the private placement of membership interests prior to the IPO, debt financing agreements, including the NantCapital Note and Convertible Notes, and our IPO.
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
On December 21, 2016, we entered into an Indenture, relating to the issuance of the Convertible Notes (the “Indenture”), by and between us and U.S. Bank National Association as trustee (the “Trustee”). The interest rates are fixed at 5.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2017. The Convertible Notes will mature on December 15, 2021, unless earlier repurchased by us or converted pursuant to their terms. The initial conversion rate of the Convertible Notes is 82.3893 shares of common stock per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $12.14 per share). Prior to the close of business on the business day immediately preceding September 15, 2021, the Convertible Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2017 (and only during such calendar quarter), if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sales price of our common stock on such trading day is greater than or equal to 120% of the conversion price on such trading day; (2) during the five-business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. Upon conversion, the Convertible Notes will be settled in cash, shares of our common stock or any combination thereof at our option.
Upon the occurrence of a fundamental change (as defined in the Indenture), holders may require us to purchase all or a portion of the Convertible Notes in principal amounts of $1,000 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date. The conversion rate will be subject to adjustment upon the occurrence of certain specified events.

In addition, as further described in the risk factor entitled “Our common stock may be delisted from The Nasdaq Global Select Market if we cannot regain compliance with Nasdaq’s continued listing requirements,” our failure to remain listed on the Nasdaq Global Select Market or Nasdaq Global Market would constitute a fundamental change under the Indenture, which would trigger obligations for the Company to convert or pay the Convertible Notes. While we intend to appeal Nasdaq’s determination and intend to present our plans to Nasdaq to regain compliance with the Minimum Bid Price Rule and request an extension of time so that we may effect a reverse stock split at a time that is in the best interests of the Company and its stockholders, there can be no assurances that we will be successful.
NantCapital Notes
In January 2016, we issued the NantCapital Note to NantCapital, a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of September 30, 2019, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On August 8, 2018, we executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, interest payments on outstanding amounts are due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows us to request advances, up to a maximum commitment of $100 million. Advances can be requested of up to $10 million per calendar quarter until March 31, 2019 and following that, up to $20 million per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes. The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At September 30, 2019, the Company was in compliance with the covenants.

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

Cash Flows
The following table sets forth our primary sources and uses of cash for periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,
	2019	2018
Cash (used in) provided by:
Operating activities	$(6,448)	$(26,347)
Investing activities	(3,195)	(9,326)
Financing activities	676	(2,098)
Effect of exchange rate changes on cash and cash equivalents	(12)	(262)
Net decrease in cash and cash equivalents	$(8,979)	$(38,033)
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
In addition, our net loss in the nine months ended September 30, 2019 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial noncash charges.
Cash used in operating activities of $6.4 million in the nine months ended September 30, 2019 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. In the nine months ended September 30, 2019, $38.1 million, or 74.7%, of our net loss of $51.0 million consisted of noncash items, including $17.5 million of depreciation and amortization, $4.7 million change in the fair value of the Bookings Commitment, and a $6.4 million net loss on related party equity investment. Certain of our securities litigation (see Part II. Item 1. Legal Proceedings) costs are covered and paid directly by insurance, with $19.8 million of costs recorded in accrued and other current liabilities and a corresponding $19.3 million of insurance proceeds recognized in prepaid expenses and other current assets.
Changes in working capital increased cash $5.9 million in the nine months ended September 30, 2019. The increase in cash was primarily attributable to a $20.1 million increase in accrued and other current liabilities, a $3.8 million increase in related party payables, and a $3.2 million decrease in accounts receivables, offset by a $20.0 million increase in prepaid amounts and a $2.4 million decrease in deferred revenues.
Cash used in operating activities of $26.3 million in the nine months ended September 30, 2018 was a result of our continued significant investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. In the nine months ended September 30, 2018, $113.0 million, or 79.0% of our net loss of $143.0 million consisted of non-cash items, including $16.5 million of depreciation and amortization, and a $89.5 million net loss on related party equity investment.
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
We used $3.2 million of cash in investing activities in the nine months ended September 30, 2019, mainly comprised of $3.5 million of investment primarily in internally developed software.
We used $9.3 million of cash in investing activities in the nine months ended September 30, 2018 primarily comprised of $9.4 million of investment in internally developed software, purchase of leasehold improvements and purchase of equipment.
Financing Activities
Cash provided by financing activities in the nine months ended September 30, 2019 of $0.7 million was due to proceeds from, net of repayments of, an insurance promissory note, offset by payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan and restricted stock units.
Cash used in financing activities in the nine months ended September 30, 2018 of $2.1 million was due to payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan.
Contractual Obligations, Commitments and Contingencies
There have been no material changes during the nine months ended September 30, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 14 to the accompanying Consolidated Financial Statements for discussion of our lease arrangements.
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
Phantom Unit Plan
On March 31, 2015, we approved the Phantom Unit Plan. The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11.6 million minus the number of issued and outstanding Series C units. As of September 30, 2019, we had 0.1 million phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to us for any reason. Our IPO satisfied the liquidity event condition, and the phantom units now entitle their holders to cash or non-cash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of our common stock, as determined by our board of directors.
We intend to settle all vested phantom unit payments held by United States-based participants in shares of our common stock and classified these awards as equity awards in our Consolidated Balance Sheet. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

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

We intend to settle all vested restricted stock unit payments held by United States-based participants, except for certain awards to the Chief Operating Officer, in shares of the Company’s common stock and we classify these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States, and those awards agreed with participants to be settled in cash, will be settled in cash and are classified within accrued and other current liabilities on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.
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

We base our assumptions on projected financial information that we believe is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower, the fair value of the liability would increase by $3.3 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2019, we had $9.3 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. We do not enter into investments for trading or speculative purposes. We believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio.
As of September 30, 2019, our issued Convertible Notes had an aggregate principal amount of $107.0 million and our NantCapital Note had an aggregate principal amount of $112.7 million. Since the notes bear interest at fixed rates, we believe we have no financial statement risk or interest rate risk associated with changes in interest rates with respect to such notes.
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
Foreign Currency Risk
We maintain offices in the United Kingdom and have selected clients in the United Kingdom, Europe, the Middle East and Southeast Asia. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of September 30, 2019 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation and because our previously reported material weakness has not been remediated as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the quarter covered by this report, our disclosure controls and procedures were not effective.

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

In response to the material weakness, management performed supplementary review procedures and has concluded that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with generally accepted accounting principles. Additionally, the material weakness did not result in any material misstatements of our unaudited consolidated financial statements and disclosures for the three months ended September 30, 2019.
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
Changes in Internal Control Over Financial Reporting
Other than as disclosed above, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. ("Deora") In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the court certified the case as a class action. On October 23, 2019, the parties notified the court that they had reached a settlement in principle to resolve the action on a classwide basis in the amount of $16.5 million, which is included in accrued and other current liabilities on the Consolidated Balance Sheet at September 30, 2019. The settlement is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, and preliminary and final approval from the court, among other things. If the settlement is finalized and approved by the court, the majority of the settlement amount will be funded by the Company’s insurance carriers, and a portion will be funded by the Company.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties have agreed to stay the case until the next case management conference, scheduled for December 3, 2019. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as in re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint. A hearing on the defendants’ motion was held on September 25, 2019.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. The complaint contains allegations similar to those in Deora but asserts causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The parties have agreed to stay the case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery.

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

In its Verified Complaint, and a contemporaneous notice of default that we disputed, PayPal alleges that we breached the Sublease Agreement. In addition, PayPal asserts claims for breach of the covenant of good faith and fair dealing, and violations of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and seeks a declaratory judgment recognizing and enforcing the terms of the Sublease Agreement. Among other relief, PayPal seeks damages, treble damages, interest, costs, and attorneys’ fees. PayPal has asserted that its damages are $2.3 million, which it has requested that the Court treble pursuant to the provisions of Massachusetts General Laws, Chapter 93A.

On April 12, 2018, we filed its answer and jury demand in the action. On August 2, 2018, PayPal requested a status conference with the Court in order to discuss PayPal’s potential filing of a motion for partial judgment on the pleadings pursuant to Mass. R. Civ. P. 12(c). A Rule 16 Litigation Control Conference (“Rule 16 Conference”) was held on August 22, 2018. During the Rule 16 Conference, the Court denied PayPal’s request for leave to file a motion for partial judgment on the pleadings. Following the Rule 16 Conference, the Court issued a tracking order setting deadlines and other procedures that would apply to this action.

On September 26, 2018, we filed its Assented to Motion for Leave to Amend Its Answer. The Court granted our motion on October 3, 2018. On October 9, 2018, we filed and served our amended answer and jury demand.

On January 8, 2019, the parties filed a joint motion to extend certain of the tracking order deadlines, which motion the Court granted by endorsed order dated January 9, 2019.

On April 4, 2019, PayPal filed a motion to add NantWorks, LLC as a defendant in the litigation, which motion was filed together with our opposition. The Court denied PayPal's motion on April 16, 2019.

PayPal served a motion for summary judgment on June 5, 2019 and we served our opposition on July 12, 2019. PayPal responded with a reply to our opposition on July 18, 2019 and filed the fully briefed motion that same day.

The parties completed fact discovery on March 15, 2019 and completed expert discovery on August 22, 2019.

A hearing on PayPal’s motion for summary judgment was held on October 17, 2019. At the hearing, the Court indicated its intention to issue a written decision (1) granting PayPal’s motion for summary judgment regarding its claim for breach of the Sublease Agreement, as to liability only and not as to damages; (2) denying PayPal’s motion for summary judgment regarding its claim for unfair and deceptive trade practices in violation of Massachusetts General Laws, Chapter 93A, sections 2 and 11; and (3) finding PayPal’s claim for breach of the covenant of good faith and fair dealing to be irrelevant or moot and denying its motion for summary judgment as to that claim.

At the October 17, 2019 hearing, PayPal orally withdrew its claim for attorneys’ fees on its breach of the Sublease Agreement claim only and left uncertain whether it intends to pursue its claim for a declaratory judgment.
Based on the Court’s statements at the October 17, 2019 hearing, the issue of damages on PayPal’s claim for breach of the Sublease Agreement remains to be determined. The Company has asserted that PayPal failed to mitigate any damages that PayPal claims the Company owes. PayPal’s claim for unfair and deceptive practices in violation of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and its requests for treble damages and attorneys’ fees, as well as its requests for interest and costs on the claims it is pursuing, also remain to be determined.
The Company denies any liability to PayPal and intends to continue vigorously defending the action.

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
We are an early, commercial-stage company with a business model based upon a novel approach to healthcare. NantHealth solutions are designed to address many of the key challenges healthcare constituents face by enabling them to acquire and store sequencing and molecular analysis data, combine diagnostic inputs with phenotypic and cost data, analyze datasets, securely deliver that data to providers in a clinical setting to aid selection of the appropriate treatments, monitor patient biometric data and progression on a real-time basis, and demonstrate improved patient outcomes and costs. In addition, through our acquisition of NantHealth Labs, Inc. ("NantHealth Labs", formerly Liquid Genomics) in 2018, we expanded into the liquid biopsy analysis market. In the second quarter of 2019, we ceased offering our commercial Liquid GPS product. Instead, we are performing a study to measure the clinical utility of the AR-V7 analyte for informing treatment in patients with castration-resistant prostate cancer, while also pursuing other strategically aligned clinical studies that support our liquid biopsy platform. Integration across our systems infrastructure and platforms may take longer than we expect or may never occur at all.
We have engaged and may in the future engage in the acquisition or disposition of other companies, technologies, and businesses which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
Due to the above factors, it may take longer than we expect, or we may never be able, to fully integrate our system as planned. If our integration efforts are not successful, we may not be able to attract new clients and to expand our offerings to existing clients.
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
We have a broad array of product and service offerings. Our management team is responsible for allocating resources across these products and services and may forego or delay pursuit of opportunities with certain products or services that later prove to have greater commercial potential. In August 2017, we announced a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. In addition, in February 2018, we acquired NantHealth Labs and sold a commercial liquid biopsy test product (marketed as Liquid GPS). In the second quarter of 2019, we ceased commercial sales of the Liquid GPS product. Instead, we are performing a study to measure the clinical utility of the AR-V7 analyte for informing treatment in patients with castration-resistant prostate cancer, while also pursuing other strategically aligned clinical studies that support our liquid biopsy platform. These and other resource allocation decisions may cause us to fail to capitalize on attractive products or services or market opportunities. Our spending on current and future research and development programs and future products or services may not yield commercially viable products or services or may fail to optimize the anticipated network effects of NantHealth solutions. If our management team is unable to appropriately prioritize the allocation of our resources among our broad range of products and services in an efficient manner, our business may be adversely affected.
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
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $192.2 million and $175.2 million during the years ended December 31, 2018 and 2017, respectively, and $16.4 million and $51.0 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, we had an accumulated deficit of $935.1 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer and our clinical studies for our liquid biopsy platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payers and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 2.2%, 3.5% and 2.9% of our total net revenue for the nine months ended September 30, 2019, and the years ended December 31, 2018 and 2017, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer and other diseases into our molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.

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
During the year ended December 31, 2018, we derived 15.3% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 12.8% and 11.8% of our revenue through two of NaviNet's major customers. During the three months ended September 30, 2019, we derived 14.2% of our revenue through this reseller and another 12.1% and 11.2% of our revenue through two of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause upon 12 months’ written notice, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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

For example, in January 2016, we acquired NaviNet to bolster our payer platform and, in February 2018, we acquired NantHealth Labs to expand into the liquid tumor profiling market and sold a commercial liquid biopsy test product (marketed as Liquid GPS). In the second quarter of 2019, we ceased commercial sales of the Liquid GPS product and intend to explore strategically aligned clinical studies for our liquid biopsy platform. Realizing the benefits of these acquisitions and any future acquisition depend upon the successful integration into our existing operations, and we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not realize the anticipated benefits from any acquired business due to several factors, including:

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of September 30, 2019, the total value of our goodwill and intangible assets, net of accumulated amortization was $170.0 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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
We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of September 30, 2019, our patent portfolio consists of the following matters relating to our proprietary technology and inventions: (i) ten (10) issued U.S. patents, of which nine (9) are U.S. utility patents and one (1) is a U.S. design patent; (ii) twenty (20) pending U.S. patent applications, of which eighteen (18) are U.S. utility patent applications and two (2) are U.S. design patent applications; (iii) three (3) issued patents outside the United States; and (iv) seventeen (17) patent applications pending in jurisdictions outside the United States. Of these U.S. and non-U.S. patents and applications, four (4) patents and seven (7) applications are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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
As of November 7, 2019, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 59.0% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 84% of the outstanding equity and approximately 98% of the outstanding voting equity as of September 30, 2019. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.

Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 59% of the voting power of our common stock as of November 7, 2019.
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
In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price and a minimum public float. In particular, we are required to maintain a minimum bid price of $1.00, and we traded below that threshold between November 30, 2018 and January 15, 2019, and again between March 22, 2019 and May 3, 2019. On January 16, 2019, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. On March 21, 2019, we received a notice from Nasdaq confirming that we had regained compliance with the Minimum Bid Price Rule. On May 6, 2019, we received another notice from Nasdaq stating that we were not in compliance with the Minimum Bid Price Rule. In addition, on June 24, 2019, we received notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”) because we failed to maintain a minimum market value of publicly held shares of $15 million for 30 consecutive business days. On October 24, 2019, we received a notice from Nasdaq confirming that we had regained compliance with the MVPHS Rule. These notices had no immediate effect on the Nasdaq listing or trading of the company’s common stock.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were afforded an initial period of 180 calendar days, or until November 4, 2019, to regain compliance with the Minimum Bid Price Rule. As we have not regained compliance with the Minimum Bid Price Rule within such time period, on November 6, 2019, we received a written notice from Nasdaq that our common stock would be delisted from the Nasdaq Global Select Market and suspended at the opening of business on November 15, 2019, unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). In accordance with Nasdaq’s procedures, we have appealed Nasdaq’s determination and on November 7, 2019 requested a hearing before the Panel (the “Hearing”) to seek continued listing on the Nasdaq Global Select Market. This hearing request automatically stays Nasdaq’s suspension and delisting of the Company’s common stock pending the Panel’s decision. We expect the Hearing to be held within 45 days of our request for the Hearing, pursuant to the Nasdaq Listing Rules. At or prior to the Hearing, we intend to present our plans to Nasdaq to regain compliance with the Minimum Bid Price Rule and request an extension of time so that the we can effect a reverse stock split at a time that is in the best interests of the Company and its stockholders.

If we fail to successfully appeal and effect a reverse stock split, thus regaining compliance with the Minimum Bid Price Rule, our stock may be delisted. Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, failing to remain listed on the Nasdaq Global Select Market or Nasdaq Global Market would constitute a fundamental change under the Indenture for our Convertible Notes. Upon the occurrence of a fundamental change (as defined in the Indenture), holders may require us to purchase all or a portion of the Convertible Notes in principal amounts of $1,000 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date. However, we may not have enough available cash or may be unable to obtain financing at the time we are required by the Indenture to purchase the Convertible Notes. Our failure to purchase the Convertible Notes as required by the Indenture would constitute a default under the Indenture, which would also constitute a default under agreements governing certain of our other outstanding indebtedness, including the NantCapital Notes. While we intend to appeal Nasdaq’s determination and intend to present our plans to Nasdaq to regain compliance with the Minimum Bid Price Rule and request an extension of time so that the we may effect a reverse stock split at a time that is in the best interests of the Company and its stockholders, there can be no assurances that we will be successful. For a discussion of the other risks relating to our Convertible Notes, see “Risk Factors - Risks related to our convertible notes".

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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 59% of the voting power of our common stock, as of November 7, 2019), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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

NantHealth, Inc.

(Registrant)

Date:	November 7, 2019	By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 7, 2019	By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)