Form 10-K
period 2019-12-31
NantHealth, Inc.
filed 2020-02-28
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2019
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from to

Commission File Number: 001-37792

NantHealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-3019889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9920 Jefferson Blvd. Culver City, California	90232
(Address of principal executive offices)	(Zip Code)
(310) 883-1300
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2019, based on a closing price $0.53 per share of common stock on the NASDAQ Global Select Market on June 30, 2019, was approximately $20.8 million.
The number of shares of Registrant’s common stock, $0.0001 par value per share, outstanding as of February 28, 2020 was 110,619,678.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2020 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2019.

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

•	our expectations regarding our ability to comply with Nasdaq continued listing standards.

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

NantHealth, Inc.

Form 10-K
For the year ended December 31, 2019

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as GPS Cancer, Omics Core, NaviNet, Eviti, Eviti | Connect, Eviti | IQ, and other marks relating to our Eviti product line are used in this Annual Report on Form 10-K. Solely for convenience, the trademarks and service marks referred to in this Annual Report on Form 10-K are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I
Item 1. Business
Overview
NantHealth, Inc (“NantHealth” or the “Company”) is a next-generation, evidence-based, personalized healthcare technology company that is transforming the way critical diseases, such as cancer, are known and treated. We employ precision medicine, data and software-as-a-service (SaaS) solutions to give physicians, payers, pharma and patients actionable information that drives improved patient outcomes and economics across the healthcare ecosystem.
NantHealth’s product portfolio comprises the latest technology in molecular analysis (GPS Cancer), payer/provider collaboration platforms for real-time coverage decision support (NaviNet and Eviti), and medical device interoperability (MDI) solutions (which we refer to as our "Connected Care" business). Each of these business lines are leaders in their respective market segment. Altogether, we generally derive revenue from SaaS subscription fees, software licensing and maintenance fees, hardware sales, support services, professional services, data-driven reporting services, and molecular analysis services (including GPS Cancer).
From these core business lines arise opportunities to create data and analytics assets which further drive value and efficiency for our customers. We are investing to further integrate big data and automated intelligence technologies within our core business lines and to create new product and service offerings. We believe we are uniquely positioned to benefit from multiple significant market opportunities as healthcare providers and payers transition from fee-for-service to value-based reimbursement models and accelerate their pursuit of evidence-based clinical practice.
In the second quarter of 2019, we ceased offering our commercial Liquid GPS product and completed the divestiture of our home health care services business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
On January 13, 2020, NantHealth entered into an asset purchase agreement with Masimo Corporation, VCCB Holdings, Inc., and NantWorks, LLC to sell its assets related to its “Connected Care” business, including the products known as DCX (formerly DeviceConX), VCX (formerly VitalsConX), HBox and Shuttle Cable (the Company’s medical-grade serial-to-USB interface cable product offering). The Company completed the sale on February 3, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

1.
A rapid evolution from traditional fee-for-service to patient-centered and patient-empowered, value-based models driven by quantifiable measures of outcomes relative to cost. Unsustainable escalating healthcare costs, which we believe are due to broken fee-for-service models, are driving many stakeholders and governments toward alternative delivery models. Despite significant investments in Electronic Health Records ("EHRs") and other technologies designed to enable the transition to more value-based care, we believe that, in a fee-for-service model, the economic incentives generally discourage coordination among healthcare stakeholders and encourage volume-driven (rather than outcomes-driven) decision-making. This model results in healthcare and financial data that remains largely segregated into “walled gardens.” Thus, patient data often remains static and cannot be easily shared or interpreted due to siloed legacy proprietary platforms that lack interoperability.

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

We believe these shifts, and the associated challenges, require next-generation and advanced technology systems that deliver more information, faster and with more relevance and accuracy than the healthcare continuum has experienced. Our unique portfolio of healthcare technology solutions allow us to collect, interpret and deliver data to provide decision support and help both payers and providers effectively transition to value-based care. Given the magnitude of these shifts and the difficulty involved in addressing the associated challenges, we believe our solution platforms serve to position NantHealth at the forefront of multiple large and growing market opportunities. We have invested significant capital, healthcare and biotechnology expertise over nearly a decade to develop, acquire and integrate the components that we believe address many of the challenges faced by stakeholders across the continuum of care.
Our Strategy
Our goal is to become the leading evidence-based, personalized healthcare company transforming the way critical diseases, such as cancer, are identified and treated. We further seek to facilitate payer and provider collaboration, to leverage available data and knowledge towards delivering improved patient outcomes and more effective treatment decisions for critical illnesses. To accomplish this goal, we plan to deploy NantHealth solutions designed to address and accelerate the transformational shifts occurring in healthcare: rapid evolution from traditional fee-for-service to value-based models and the paradigm shift to molecularly precise and real-time biometric driven medicine. The key elements of our strategy include:

•
Driving global reimbursement and adoption while emphasizing reimbursed testing for our molecular analysis solutions. To drive the profitable growth of our molecular analysis service business in the United States, we are working to pursue FDA 510(k) authorization and Medicare coverage for the core elements of our GPS Cancer laboratory developed test offering. In the fourth quarter of 2019, we received FDA 510(k) authorization for “Omics Core”, the nation’s first FDA authorized whole exome tumor-normal in vitro diagnostic (IVD) that measures overall tumor mutational burden (TMB) in cancer tissue, completing a key step towards achieving Medicare coverage. We continue to pursue this coverage through the CMS contractor programs for molecular diagnostics (MolDX). In parallel, we are focused on disciplined growth of paid commercial tests, through our existing payer/employer contracted base and through an emphasis on cash-pay patients in the marketplace.

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

•
Developing new features and functionality for NantHealth solutions. We are continuing to make significant R&D investments to create new features and functionality with NantHealth’s solutions, driving additional customer value and aiming to our vision of improved patient outcomes and lower cost of care. Also, we are continuing to emphasize the creation of valued data assets and analytics capabilities which will position to drive further value in the future.

•
Complementing internal growth with strategic acquisitions. We believe opportunities exist for us to enhance our competitive position by acquiring additional companies with complementary products and technologies and/or acquiring rights to proprietary products or technologies from third parties.

Our Industry
Today, the U.S. healthcare landscape is being redefined by the shift toward value-based reimbursement models and an explosion of the quantity, frequency and complexity of data. We believe there is a demand for platforms that utilize a molecularly precise and systems-based collaborative approach to addressing the following underlying transformative shifts and challenges.

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
Evolution to comprehensive molecular analysis
Advances in sequencing over the last 15 years and the associated cost efficiencies have led to the development of targeted therapeutics initiating the transformation from “one size fits all” treatments to personalized, molecularly precise medicine. Single marker and gene panel diagnostic tests have now advanced from the research to clinical care settings. Oncology is leading the rapid advances in molecular testing and the development of targeted therapeutics based on increasing understanding of the impact of molecular profile on disease progression. Recent publications, including The Cancer Genome Atlas Research Network genomic and molecular characterization studies, support selection of treatment regimens based on the underlying molecular pathways and related genomic alterations in the genetic profile of the tumor compared with the patient’s own germline, as opposed to the anatomical location of the cancer in the patient’s body. Cancer is increasingly understood to be a heterogeneous collection of rare diseases, with hundreds of patient-specific, cancer-promoting mutated proteins, some known and many more unknown, called neoepitopes. Identifying and targeting these mutated proteins is requiring more comprehensive genomic analysis, which is increasingly becoming embedded in drug approvals. As a result, we believe comprehensive genomic analysis is positioned to become the standard of clinical care, replacing single marker or gene panels in treating cancer patients.

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
Limitations of the existing single marker and gene panel approach
The human genome is comprised of approximately 20,000 genes and 3 billion DNA base pairs. Until recently, scientists have focused on less than 2% of the genome that is responsible for coding proteins. As a result, most diagnostic tests today only analyze specific genes, or gene panels, exploring only a fraction of the human genome, while incorporating “a priori” assumptions that capture only a subset of the most common gene alterations. These alterations are calculated relative to a reference genome of a population instead of a patient’s own healthy tissue, or germline. Gene panels that utilize a reference genome often fail to capture key, medically actionable mutations or incorrectly highlight mutations present in both the germline and cancer tissue. Analyses that exclude whole genome/exome sequencing, RNA analysis and comparisons to an individual’s germline instead of a reference genome can lead to materially false positive and false negative results. A more comprehensive molecular analysis would allow providers to develop personalized treatment regimens, replacing existing costly “trial-and-error” approaches to treatment. A comprehensive molecular analysis, including both germline and cancer tissue, would make no assumptions as to the molecular driver of the patient’s disease and would capture mutations that are commonly missed by gene panels.
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
Our Market Opportunity
We believe the increasing focus on value-based reimbursement models and evidence-based, personalized medicine will drive validation and adoption of NantHealth solutions. Recent statistics show that 38% of Americans will be diagnosed with cancer at some point in their lives, resulting in an estimated cost of $174 billion by 2020. Additionally, we see the precision medicine market growing substantially as comprehensive diagnostics and evidence-based medicine become increasingly important across multiple disease areas and likely assuming greater share of the combined biopharmaceutical and diagnostics markets. We believe several factors support adoption of our molecular analysis solutions, including GPS Cancer, which enables an increased understanding of molecular pathways and their targets, such as:

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
NantHealth Solutions
Our NantHealth solutions comprise a highly differentiated, integrated model for the delivery of healthcare, comprised of our unique molecular profiling solutions, software-as-a-service platforms and connected care MDI solutions, enabling value-based care and evidence-based clinical practice. Our platform and our multi-domain solutions are designed to address some of the most pressing cross-domain challenges across the healthcare continuum. Our solutions are single-domain and cross-domain offerings that can be applied, for example, within a hospital system or for a hospital system and a commercial insurance provider in an Accountable Care Organization, or ACO, crossing multiple domains. We believe unique systems-based approach positions us (i) to deliver 21st century molecular and biometric signature-driven precision medicine and potentially change the current paradigm of uncoordinated healthcare and (ii) as a next-generation payer intermediary who facilitates payment for value.

•
Cancer Care Solutions. Our comprehensive set of interoperability, advanced molecular analysis, risk stratification and decision support solutions (Eviti) can enable our clients to improve decision-making and coordinate care across the healthcare continuum. Our GPS Cancer molecular profiling solution is the only comprehensive and commercially available molecular profiling solution that integrates whole genome/exome (comparing both a patient’s normal and tumor tissue), RNA and molecular pathways information into a clinical report that analyzes this data and identifies actionable targets and potential clinical treatment options.

•
Provider Solutions. Our provider solution software, comprised of NaviNet and Eviti Advisor, leverage the data available on our systems infrastructure to enable patient-centered engagement and coordination across care locations. Our NantHealth software solutions include clinical and administrative workflows including eligibility and benefits, claims, referrals and authorizations management solutions.

•
Payer Solutions. Our NantHealth payer software solutions, including NaviNet Open and Eviti Connect, establish daily access to the clinical practice and caregiver and leverage the data available on our systems infrastructure to facilitate reduction in overall administrative costs and payment for value. We believe our position between the payer and the provider allows us to align incentives as a next-generation payer intermediary, to help payers ensure consistent evidence-based treatment pathways and to accelerate pre-adjudication and lower administrative overhead for providers. This can ultimately drive quality of care and streamline workflows while improving control over the administrative and operating costs associated with eligibility and benefits, claims processing, referrals, authorizations, information exchange and review utilization. Our multi-payer collaboration solution, NaviNet Open, offers provider end users a uniform set of workflows and services across many or all the payers with whom they routinely collaborate. This multi-payer experience benefits payers and providers alike. Providers can benefit from a uniform experience and toolset across multiple payer relationships, and the payer can benefit from the uniform application of best practices, tools, and options, as well as the reduction in costly errors and phone-based interactions that can stem from a non-uniform end-user experience.

We designed our NantHealth solutions to enable providers, payers, pharma and self-insured employers to overcome challenges encountered across the knowledge, care delivery, and payer domains within the healthcare continuum.
We are a leading vendor of payer-provider collaboration solutions (NaviNet Open), with a national provider network of approximately 935,000 registered user accounts on the NaviNet platform across all 50 states.
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
Our Systems Infrastructure is comprised of:

•	Access to next-generation genomic analysis technologies with near real-time bioinformatics, provided as part of GPS Cancer through our affiliate, NantOmics, LLC ("NantOmics"); and

•	Access to a secure HIPAA-compliant cloud environment.

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
Product Overviews
GPS Cancer:
GPS Cancer is a comprehensive molecular profile that integrates whole genome/exome (DNA) sequencing of tumor and normal germline samples and whole transcriptome (RNA) sequencing, providing oncologists with insights into the unique molecular signature of a patient’s cancer to inform personalized treatment strategies. The results of the GPS Cancer profile can provide oncologists with insight into cancer therapies that may have potential benefit - including active clinical trials - and those therapies to which the cancer may be resistant. GPS Cancer profiling is conducted in CLIA-certified and CAP-accredited laboratories.

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
Whole genome/exome sequencing of a person’s tumor sample against their normal sample highlights molecular alterations that are specific to their tumor DNA, and RNA sequencing subsequently confirms the alterations identified in the DNA of a person’s tumor. Whole genome/exome sequencing and RNA sequencing can provide vital clinical information about individual molecular alterations in tumors that result in abnormal proteins, which can be important targets for many cancer therapies.
GPS Cancer identifies genomic alterations with high clinical relevance to each person’s tumor. The alterations are then matched to drugs that might be effective against tumors containing the specific change. By identifying the totality of alterations from whole genome/exome sequencing, homing in on alterations that are associated with protein expression from RNA sequencing, a more accurate and comprehensive molecular profile is assembled that can inform the therapeutic options available to oncology care providers and their patients.
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

Specifically, we have added an analysis of eight pharmacogenomic genes to our GPS Cancer test offering, CYP2d6, CYP3A5, DPYD, F5, G6PD, NUDT15, TPMT, and UGT1A1, and their associations with the following drugs: Azathioprine, Belinostat, Capecitabine, Dabrafenib, Eltrombopag olamine, Fluorouracil, Irinotecan, Mercaptopurine, Nilotinib, Pazopanib, Rasburicase, Tacrolimus, Tamoxifen, Tegafur, and Thioguanine. Sources used for pharmacogenomic implications include prescribing information, primary scientific literature, and guidelines published by the Clinical Pharmacogenomics Implementation Consortium (CPIC, see www.cpicpgx.org). In addition, the F5 (Factor V) gene is screened for the Leiden variant that confers increased risk of thromboembolic events.

Liquid GPS
Liquid GPS is NantHealth’s blood-based molecular laboratory developed test that provides oncologists with a powerful tool for noninvasive tumor profiling and quantitative monitoring of treatment response. Liquid GPS looks beyond cfDNA to cfRNA, which allows profiling and trending of actionable biomarkers that cannot be assessed through cfDNA alone. In addition to providing molecular insight into key guidelines-based biomarkers (e.g., EGFR, ALK, ROS1, KRAS), this powerful RNA-based approach enables a variety of capabilities and applications not typically available from a liquid biopsy test.
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
In the second quarter of 2019, we ceased offering our commercial Liquid GPS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Eviti: Payer-Provider Treatment Decision Collaboration for Cancer and other Complex Diseases:
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

Eviti provides value to our clients through its access to over 7,600 federally-registered clinical trials updated weekly and over 4,000 evidence-based treatment regimens for the treatment of cancer arising from over 40 different anatomical locations. Unique to the care delivery domain, physicians also benefit from improved claim processing by using our Eviti platform that issues a pre-authorization “Eviti code” when the physician chooses an approved evidence-based clinical pathway, thereby validating appropriate treatment and pre-adjudicating the claim. This is an important step in that payers and providers are collaborating on high-value, evidence-based clinical pathways as opposed to non-value-added reimbursements and denials of payments.

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

◦
DCX (formerly DeviceConX): DCX is a device data normalization software that connects to hundreds of inpatient and outpatient clinical devices and converts data into a standard format that can be integrated into EHR systems and other clinical systems. This offering provides physicians with a real-time and integrated snapshot of a patient’s physiological data. Our software is scalable and can be embedded across the care continuum, including inpatient, outpatient and home settings. In addition, our platform can enable connectivity with both networked and non-networked medical devices and can eliminate the need for manual data entry by clinicians, which can result in time savings and potentially eliminate transcription errors and adverse events in patients. DCX is installed in over 390 client sites, including active hospitals/facilities, across the United States, Canada, Denmark, Sweden, and Singapore.

◦
HBox: The HBox is an Internet of Medical Things, or IoMT, and Internet of Things, or IoT, hardware hub that provides wired or wireless connectivity to multiple monitoring devices and transmits the data into remote monitoring centers and third-party EHR systems, giving providers near real-time access to physiological data. Several home monitoring devices have been tested and integrated with the HBox to support remote monitoring, readmission management and care coordination solutions and services. The HBox integrates with various weight scales, pulse oximeters and blood pressure monitors and mobile health devices. For non-networked medical devices, we use our proprietary Device Escort adapter and HBox to wirelessly connect to nearly any medical device that is capable of outputting discrete medical data. HBox is currently installed at client sites in the United States, Canada, Denmark, Sweden, and Singapore.

◦
VCX (formerly Vitals ConX): In addition to DCX and HBox, we also provide a tablet-optimized application that sits on top of our DCX platform to provide clinicians more convenient and ubiquitous access to capture a wide array of patient vitals such as respiratory rate, blood pressure and heart rate in addition to performing patient assessments. Our solution can enable a more efficient patient rounding and assessment workflow by providing a near real-time stream of data from the patient's bedside unlike periodic sampling typically entered into an EHR hours later.

On January 13, 2020, we entered into an asset purchase agreement with Masimo Corporation, VCCB Holdings, Inc., and NantWorks, LLC to sell our assets related to our “Connected Care” business, including the products known as DCX (formerly DeviceConX), VCX (formerly VitalsConX), HBox and Shuttle Cable. We completed the sale on February 3, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

NaviNet Open:

NaviNet Open is a leading payer-provider collaboration platform, enhancing communication between health plans and providers to increase operating efficiency, lower costs, improve provider satisfaction and enable expansion. As organizations develop more value-based product lines to support the transition to value-based care, provider alignment and actionable data prior to care delivery becomes critical. To enable these capabilities, health plans and providers need a flexible, extensible infrastructure that fosters collaboration and encourages interoperability. NaviNet Open delivers vital administrative and clinical information to providers in real-time, so they can quickly and easily communicate across multiple health plans. As of December 31, 2019, NaviNet Open connected approximately 935,000 registered user accounts nationwide, who performed more than 53 million online interactions with 934 health plans, including our 48 payer customers.

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

•
Eligibility and Benefits: Delivers membership verification, insurance coverage, and payment information, such as copayments, deductibles, and benefit intelligence to provider offices in real-time; information that is highly valued by providers and members alike. Provider offices can verify insurance and benefit coverage at the time of a patient visit or as part of the billing cycle.

•
Claims Status Inquiry: Lets provider offices access detailed financial and claim status information in real-time; automating the delivery of claim receipt confirmation, adjudication status, and payment details. This eliminates the need for provider offices to call health plans directly to maintain a healthy revenue cycle and improves provider satisfaction.

•
Claims Management: A collection of powerful claim applications that consist of Claim Submission, pre- and post-adjudication Corrections and Adjustments, Claim Attachments, Claim Investigation, Claim Appeals and a multi-payer Claims Log where users manage their claim submissions. Our integrated Claims Management solution simplifies payment efforts by eliminating phone calls, costly paper claims, and other manual processes associated with claims follow-up, correction, and resubmission. Providers now gain access to a powerful set of claim tools, augmenting provider systems with self-service access, or without needing a sophisticated EMR or practice management system at all.

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

AllPayer Access provides standard eligibility, benefit, and claim status information to provider offices for hundreds of commercial and government plans and CMS for Medicare beneficiaries through the NaviNet portal. Building on the rich, multi-payer experience of NaviNet Open, AllPayer Access allows provider offices, and payer COB and Payment Integrity teams, to quickly find the information they need, without having to jump between portals or spend unnecessary time on the phone with health plans.

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

Our clinical decision support platform achieved initial full URAC accreditation in Health Utilization Management, or HUM, during September 2010 and subsequently re-accredited every three years – the most recent during August 2019 for another 3-year period.

Our payer solutions products have been accredited under the Health Network Accreditation Program of the Electronic Healthcare Network Accreditation Commission since 2006 and were re-certified in January 2019 for two years.
Our Relationship with NantOmics and Allscripts
We have worldwide, exclusive rights from NantOmics to resell their proprietary GPS Cancer product to institutional clients, including payers, self-insured employers and healthcare providers. NantOmics provides whole genome/exome and RNA sequencing, along with related computational and data management and bioinformatics services. We provide these services as part of our comprehensive molecular analysis offering. Under the agreement, we are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including patient engagement and communications with providers such as providing interpretations of our GPS Cancer reports and resolving any disputes, ensuring customer satisfaction, and managing billing and collections. Our current agreement with NantOmics expires in December 2020, subject to renewal for up to an additional nine years if certain thresholds are met. The terms of the agreement include an annual minimum of $2.0 million in fees for years 2016-2020, $25.0 million in fees for years 2021-2023 and $50.0 million in fees for years 2024-2029 paid to NantOmics.
In May 2015, we and Allscripts Healthcare, LLC, or Allscripts Healthcare, an affiliate of Allscripts, entered into a mutual license and reseller agreement, or the Mutual License and Reseller Agreement, which was subsequently amended and restated in June 2015, pursuant to which we each appointed the other as a non-exclusive marketer and reseller to eligible, approved customers of various products and services, including our DCX, VCX, HBox, Device Escort and Eviti Advisor products and services and Allscripts Healthcare’s FollowMyHealth, Care Director, EPSi and dbMotion products and services. In addition, we and Allscripts Healthcare each designated the other as a preferred partner-i.e., subject to certain exceptions and limitations, our DCX family of products and services are the exclusive medical device integration products and services that may be marketed and sold by Allscripts Healthcare, and Allscripts Healthcare’s scheduled products and services are the exclusive products and services of the same required functionality that may be marketed and sold by us. Each party retained ownership of any data generated and collected in connection with its respective products, though each party granted the other a non-exclusive, fully paid-up license to use its data, as well as to use its trademarks, marketing materials and product documentation in connection with the marketing and resale of products and services. The agreement has an initial term of five (5) years and renews automatically for successive one (1) year periods, unless terminated by us or Allscripts Healthcare. Each party has the right to terminate the agreement in the event the other party commits a material, uncured breach, is declared insolvent, suffers a prolonged force majeure event, becomes ineligible for federal healthcare programming or undergoes a change-in-control involving such party’s competitor. In June 2015, Allscripts purchased a 10% equity stake in our company for $200.0 million in cash. In addition, Nant Capital, LLC ("NantCapital"), announced a $100.0 million investment into Allscripts. NantCapital’s investment was executed through a private placement of Allscripts common stock. The investments and commercial agreement strengthened the partnership between Allscripts and our company, originally announced in March 2015, to develop an integrated, evidence-based, personalized approach to healthcare solutions, and specifically cancer care. We plan to use Allscripts’ scale, global network of hospital and physician clients and leading software solutions, combined with our clinical platform, applications and connectivity devices to build out the infrastructure for new personalized, precision medicine programs for our clients to improve cancer care. Together, our goal is for physicians and patients to have the tools to stay engaged and active and provide the necessary intervention as early as possible. On August 3, 2017, we entered into an asset purchase agreement with Allscripts Healthcare Solutions, Inc., pursuant to which we agreed to sell to Allscripts substantially all of the assets of the company’s provider/patient engagement solutions business, including our FusionFX solution and components of its NantOS software connectivity solutions. The sale was completed on August 25, 2017. Concurrent with the sale to Allscripts and as contemplated by the asset purchase agreement, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, we committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of December 31, 2019, we estimate it to be $22.0 million.

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
Our total revenue was $96.0 million and $89.5 million in 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, three customers each accounted for more than 10% of our revenue.
Sales and Marketing
Our sales organization is primarily comprised of direct sales executives and pre-sales support teams organized by account type and domain and subject matter expertise. We also leverage strategic reseller arrangements and a channel relationship coverage team.

•
Direct sales organization: We leverage domain and subject matter expertise, market credibility, thought leadership, and relationships of our executives, senior management, and product leaders in our sales efforts. Our direct sales organization is by product ownership. These direct coverage teams include both sales professionals searching for new accounts and client engagement sales professionals responsible for developing existing accounts. Furthermore, sales professionals have unique expertise and specialized coverage for health plans, self-insured employers, health systems, and individual providers. Our account management organization is responsible for the continuity of current client relationships and the expansion of those relationships to include additional solutions and services.

We have a pre-sales organization that includes clinical, business and technical customer alignment teams to support our sales organization in addition to executive sponsorship with members of our senior management team.

•
Resale and channel partnership: In the United States, we have entered strategic resale arrangements with major partners, including EHR vendors (including Allscripts), in-hospital medical devices manufacturers and health plans who resell our solutions to their customer base. Internationally, we have entered resale arrangements with other strategic distributors to accelerate our market adoption. Reseller revenue in 2019 and 2018 was $4.4 million and $14.5 million, respectively.

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

Competition
The competitive landscape is highly fragmented, and to our knowledge, no single competitor currently offers similarly diverse capabilities and solution offerings. As a result, our primary competitors are characterized relative to each of our platforms or solutions:

•	Molecular analysis vendors, such as Caris Life Sciences, Inc., Foundation Medicine, Inc., Guardant Health, Inc., Paradigm Diagnostics, Inc., Personal Genome Diagnostics, Inc. and Tempus Labs;

•	Payer-provider collaboration vendors, such as Availity, LLC, Change Healthcare, Inc., Experian Information Solutions, Inc. (including its Passport division), Healthx, Inc. and Health Trio, LlC;

•
Payer-Provider Disease Treatment Decision Support vendors include The Advisory Board Company, Castlight Health, Evolent Health, eviCore Healthcare, HealthCatalyst, Inc., or HealthCatalyst, International Business Machines Corporation, or IBM, Inovalon Holdings, Inc., or Inovalon.

The principal competitive factors in our industry include:

•	Breadth and depth of application functionality;

•	Ease of use and performance;

•	Network strength and level of user adoption;

•	Client testimonials and recommendations;

•	Breadth of client base;

•	Cloud-based delivery model;

•	Competitive and understandable pricing;

•	Ability to deliver actionable information in a relevant time period;

•	Ability to demonstrate customer’s ROI and improvements to clinical outcomes;

•	Size and scope of payer clinical policy knowledge;

•	Sales and marketing capabilities of vendor;

•	Financial stability of vendor;

•	Ability to integrate with legacy enterprise infrastructures and third-party applications; and

•	Ability to innovate and respond rapidly to client needs and regulatory changes.

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
Research and Development
Our research and development efforts consist primarily of new product research and development, significant product improvements, the development of our knowledge base, the development of our online tools, such as our online portal and mobile applications, and the improvement and augmentation of our data and analytics infrastructure.
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
Research and development expenses were $19.1 million and $20.9 million for the years ended December 31, 2019 and 2018, respectively.

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

We have developed and acquired numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. As of December 31, 2019, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) thirteen (13) issued U.S. patents, of which twelve (12) are U.S. utility patents and one (1) is a U.S. design patent; (ii) twenty-one (21) pending U.S. patent applications, of which nineteen (19) are U.S. utility patent applications and two (2) are U.S. design patent applications; (iii) four (4) issued patents outside the United States; and (iv) seventeen (17) patent applications pending in jurisdictions outside the United States. Of these U.S. and non-U.S. patents and applications, five (5) patents and eight (8) applications are jointly owned.
As of February 11, 2020, following the sale of the Company’s “Connected Care” business, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) seven (7) issued U.S. utility patents; (ii) fifteen (15) pending U.S. patent applications, of which thirteen (13) are U.S. utility patent applications and two (2) are U.S. design patent applications; (iii) four (4) issued patents outside the United States; and (iv) seventeen (17) patent applications pending in jurisdictions outside the United States. Of these U.S. and non-U.S. patents and applications, five (5) patents and eight (8) applications are jointly owned.
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
We may also rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section captioned “Risk Factors-Risks Related to Intellectual Property.”
Employees and Culture
We view our employees and company culture as integral to the successful execution of our vision and mission. As a result, our leadership team prioritizes establishing trusting relationships with our clients, our partners, and each other. We encourage our employees to “rise up” to the challenge and believe that this collective mindset has enabled us to attract and retain some of the best minds in technology, bioscience and healthcare to build and advance our offering. Our core values, which we seek to reflect in our work are:

•	Clarity: conveying our mission clearly, coherently and intelligibly, and empowering our stakeholders with information required to make good decisions.

•	Empathy: understanding and sharing the feelings of others by putting yourself in another’s place.

•	Collaboration: working with others to create solutions.

•	Pioneering: exploring and developing original solutions that make a meaningful impact on our community, the market, or society at large.

•	Community: creating a feeling of identity and fellowship with others resulting from common values and goals.

•	Integrity: always being honest, honorable and accountable with adherence to moral and ethical principles.

As of December 31, 2019, we had a total of 398 full-time associates in the United States and the United Kingdom. Associate engagement is a core tenant of our leadership focus and monitor of our performance and organizational health. None of our associates are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our associates to be good.
Government Regulation
The products and services that we provide are regulated by federal, state and foreign governmental authorities. Failure to comply with the applicable laws and regulations can subject us to significant administrative or enforcement actions by the government, government investigation, repayment of amounts previously paid to us, significant civil and criminal penalties, loss of licensure, certification, or accreditation, exclusion from government healthcare programs, corporate integrity agreements, or litigation. The significant areas of regulation are summarized below.

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
Clinical laboratories are subject to survey and inspection every two years to assess compliance with program standards and may be subject to additional unannounced inspections. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing fewer complex tests. In addition, a laboratory, like the one which performs our Omics services, that is certified as “high complexity” under CLIA, may develop, manufacture, validate, and use proprietary tests referred to as laboratory developed tests, or LDTs. CLIA requires full validation, including accuracy, precision, specificity, sensitivity, and establishment of a reference range for any LDT used in clinical testing.
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
FDA
The FDA regulates the sale and distribution in interstate commerce of medical devices under the Federal Food, Drug, and Cosmetic Act, or the FDCA, including in vitro diagnostic devices, reagents, and instruments used to perform diagnostic testing. Devices must undergo premarket review by the FDA prior to commercialization unless the device is of a type exempted from such review by statute, regulation, or pursuant to the FDA’s exercise of enforcement discretion. Although historically the FDA has not exercised its authority to actively regulate the development and use of LDTs, which are tests that are designed, manufactured, validated, and used within a single laboratory, more recently, the FDA has issued warning letters to certain genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomics tests raise significant public health concerns. As manufacturers develop more complex genetic tests, it is likely that the FDA will more actively regulate LDTs in the future, which will impose greater burdens on manufacturers to obtain the necessary premarket notification or approval from the FDA as well as comply with applicable post-market regulatory obligations. Such requirements will likely delay market entry and will require more resources and time commitment from manufacturers in the in vitro diagnostic space.

In October 2014, the FDA issued draft guidance documents stating that the FDA intends to change its policy and describing an approach to regulating LDTs using a risk-based, phased-in approach. In November 2016, the FDA stated that it had decided to delay finalizing its draft guidance on regulating LDTs, and it would be seeking input from the new presidential administration and Congress on the subject. Based on the request of stakeholders and the significant amount of feedback to the 2014 Draft Guidance, in January 2017, the FDA issued a Discussion Paper on LDTs in which it announced that it would not issue a final guidance on the oversight of LDTs and provided a prospective oversight framework that focuses on new and significantly modified high and moderate risk LDTs. Subject to certain limitations, the proposed focused oversight appears to exempt a wide range of LDTs from FDA oversight, which include, but are not limited to, previously marketed LDTs (these “grandfathered” LDTs would still be subject to adverse event reporting), traditional LDTs, and low risk LDTs. In the Discussion Paper, the FDA proposes a risk-based, phased in approach for premarket review of new and significantly modified LDTs and such premarket review would not be duplicative of CMS’s post market oversight of laboratory operations or clinical utility determinations. The FDA also proposes to leverage existing CMS/CLIA requirements related to quality systems and expanding third party premarket review, including coordination with a range of programs, including New York’s Clinical Laboratory Evaluation Program. That said, based on the November 2018 FDA Statement and warning letters issued by the FDA in 2019 to certain genomics labs for illegally marketing genetic test that claims to predict patients’ responses to specific medications, the FDA may increase its scrutiny and regulation of certain LDTs. In the meantime, NantHealth has obtained 510(k) clearance from the FDA for its Omics Core Assay and the laboratory that performs the Omics services (including the Company’s LDT offering, GPS Cancer) will maintain its CLIA certification.
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
In general, Class I devices are those for which reasonable assurance of safety and effectiveness can be provided by adherence to the FDA’s general controls for medical devices, which include applicable portions of the FDA’s Quality System Regulation ("QSR"), facility registration and product listing, reporting of adverse medical events, and appropriate, truthful, and non-misleading labeling, advertising and promotional materials. Many Class I devices are exempt from premarket regulation; however, some Class I devices require premarket clearance by the FDA through the 510(k) premarket notification process described below.
Class II devices are generally subject to the FDA’s general controls, and any other special controls, such as performance standards, post market surveillance, and FDA guidelines, deemed necessary by the FDA to provide reasonable assurance of the devices’ safety and effectiveness. Premarket review and clearance by the FDA for Class II devices are accomplished through the 510(k) premarket notification procedure, although some Class II devices are exempt from the 510(k) requirements. Premarket notifications are subject to user fees, unless a specific exemption applies. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device, which is a previously cleared 510(k) device or a pre-amendment device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of a premarket approval, or PMA, application. In determining substantial equivalence, the FDA assesses whether the proposed device has the same intended use and technical characteristic as the predicate device, or whether the proposed device has different technological characteristics, and the information submitted in the premarket notification demonstrates the device is as safe and effective as a legally marketed device and does not raise new questions of safety and effectiveness than the predicate device. The FDA may request additional information, including clinical data. Under the Medical Device User Fee Amendment of 2012, the FDA’s performance goal for reviewing a 510(k) submission is 90 days, but the FDA’s review of the premarket notification can take significantly longer if the FDA requests additional information or raises new questions during the review process. If the FDA determines that the device is substantially equivalent to the predicate device(s), the subject device may be marketed upon grant of FDA clearance. However, if the FDA determines that a device is not substantially equivalent to the predicate device(s), then the device would be regulated as a Class III device, discussed below. If a manufacturer obtains a 510(k) clearance for its device and then makes a modification that could significantly affect the safety or effectiveness of the device, or a major modification in the intended use of the device, a new premarket notification must be submitted and cleared by the FDA.

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
If a new medical device does not qualify for the 510(k) premarket notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that general controls would be inadequate to control the risks and special controls cannot be developed.
Even if regulatory approval or clearance of a device is granted, the FDA continues to impose limitations on the uses and indications for which the device may be labeled and promoted, and the device remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved by the FDA. Device manufacturers must register their facilities and list their devices with the FDA within 30 days of an establishment beginning an activity or putting a device into commercial distribution. A device manufacturer’s manufacturing processes and those of some of its suppliers are required to comply with the applicable portions of the QSR, which covers quality management, design, production and process controls, quality assurance, labeling, packaging, shipping, complaint handling, and adverse event reporting. Device manufacturers must submit to the FDA medical device reports for deaths, serious injuries, and certain malfunctions and report certain field corrections and product recalls or removals. Some manufacturers also may be subject to post-market surveillance regulations. Medical device establishments, including their facility records and manufacturing processes, are subject to periodic unscheduled inspections by the FDA.
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
In the United States, the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for patient referrals for, or purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of, any healthcare item or service reimbursable under a governmental payer program. Courts have stated that a financial arrangement may violate the Anti-Kickback Statute if any one purpose of the arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, consulting fees, waivers of co-payments, ownership interests, and providing anything at less than its fair market value. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the HHS issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain provisions, which, if met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Although full compliance with these safe harbor provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. That said, non-compliance with all the requirements of a safe harbor can increase the risk of the transaction or arrangement and may increase the risk of government scrutiny. Many states also have anti-kickback statutes, some of which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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
In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. The costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.
Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act, or FCPA, prohibits any United States individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, if any, and to devise and maintain an adequate system of internal accounting controls for international operations.
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
Physician Payment Sunshine Act
The Physician Payment Sunshine Act, or the Sunshine Act, which was enacted as part of the Affordable Care Act, requires applicable manufacturers and certain distributors of prescription drugs, devices, biologics or other medical supplies available for coverage by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of HHS: (i) payments or other transfers of value made by that entity, or by a third-party as directed by that entity, to physicians and teaching hospitals or to third parties on behalf of physicians or teaching hospitals; and (ii) physician ownership (including immediate family ownership) and investment interests in the entity. The statute requires the federal government to make reported information available to the public starting September 2014, which it has. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum per annual report of $1.0 million). Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. Upon commercialization, we will be subject to the Sunshine Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.
Corporate Practice of Medicine
Numerous states have enacted laws prohibiting business corporations, such as us, from practicing medicine and employing or engaging physicians to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. For example, California’s Medical Board has indicated that determining what diagnostic tests are appropriate for a particular condition and taking responsibility for the ultimate overall care of the patient, including providing treatment options available to the patient, would constitute the unlicensed practice of medicine if performed by an unlicensed person. Violation of these corporate practice of medicine laws may result in civil or criminal fines, as well as sanctions imposed against us and/or the physician through licensure proceedings. Typically, such laws are only applicable to entities that conduct business or interact with patients located in that state. Additionally, claims that violate the corporate practice of medicine or other FDA or healthcare laws may increase our liability under the federal False Claims Act and comparable state false claims laws.
Healthcare Reform
The United States and some foreign jurisdictions are considering or have enacted several legislative and regulatory proposals designed to change the healthcare system in ways that could affect our business. In the United States, there is significant interest in promoting changes in the health care system with the stated goal of containing healthcare costs, improving quality or expanding access. For example, the ACA contains certain measures that may be significant for our business. The ACA includes, among other things, provisions regarding initiatives to revise Medicare payment methodologies; the coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures; and initiatives to promote quality indicators in payment methodologies. The ACA also includes an annual excise tax on device manufacturers of 2.3% of the price for which manufacturers sell their devices. The excise tax was on a 4-year moratorium for calendar years 2016 through 2019. The Further Consolidated Appropriations Act, 2020 H.R. 1865 (Pub.L.116-94), signed into law on December 20, 2019, repealed the medical device excise tax previously imposed by Section 4191 of the U.S. Internal Revenue Code of 1986, as amended, (the "Code"), for sales of medical devices after December 31, 2019.

There have been other health reform measures taken since the enactment of the ACA. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for fiscal year 2013 through fiscal year 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction (known as sequestration) to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, beginning April 1, 2013, which, following passage of subsequent legislation, will remain in effect through fiscal year 2029 unless additional Congressional action is taken. Furthermore, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations for the government to recover overpayments to providers from three years to five years.
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
Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenues and impact sales of and reimbursement for our current and future solutions. The Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impact our industry. The Act contains a number of provisions that impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollments in federal healthcare programs and reimbursement changes.
European Regulation
International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.
The primary regulatory body in Europe is the European Commission, which has adopted numerous directives and has promulgated standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the European Conformity Marking, or CE Mark, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system, review of technical documentation, and specific testing of the manufacturer’s device. Such an assessment may be required in order for a manufacturer to commercially distribute the product throughout these countries. We previously received authorization to affix the CE Mark to our HBox device connectivity hardware under Directive 2006/95/EC. The final form of the European Medical Device Regulation, which will replace Europe’s Medical Device Directive, was adopted on May 25, 2017 and it becomes effective on May 25, 2020. Additionally, the In Vitro Diagnostic Regulation (IVDR 2017/746), which addresses several weaknesses of the IVDD for IVD manufacturers selling in Europe, will apply starting on May 26, 2022. The Medical Device Regulation will apply in parallel with the Medical Device Directive for a transition period of three years. Our standard DCX software product is not regulated under the European Medical Device Regulation or Europe’s Medical Device Directive, but we are currently pursuing a version of our DCX software that may be distributed in Europe and that meets the European Medical Device Regulation, which software would bear a CE Mark upon completion of applicable assessments.
Other Regulatory Requirements
We are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, emission, effluent discharge, handling and disposal of certain hazardous and potentially hazardous substances used in connection with our operations. The laboratory performing the Omics services is subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste, including chemical, biological agents and compounds, blood and bone marrow samples, and other human tissue. Typically, the laboratory uses outside vendors who are contractually obligated to comply with applicable laws and regulations to dispose of such waste. These vendors are licensed or otherwise qualified to handle and dispose of such waste.

The U.S. Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers, including requirements to develop and implement programs to protect workers from exposure to blood-borne pathogens by preventing or minimizing any exposure through needle stick or similar penetrating injuries.
Backlog
We have no material backlog of orders.
Geographic and Segment Information
During 2019, substantially all of our long-lived assets were located within the United States and United Kingdom.

Revenue from international markets were approximately 2% of our consolidated revenue for both 2019 and 2018.

We operate in one segment. The Company has one business activity and does not segregate its business for internal reporting. Accordingly, management has determined that the Company operates in one reportable segment.
Seasonality
Our revenues are not seasonal in nature.
Corporate Information
We were founded in 2010 as a Delaware limited liability company under the name “About Advanced Health, LLC.” In 2011, our affiliates NantWorks, LLC, or NantWorks, and California Capital Equity, LLC, or Cal Cap, purchased certain assets from Abraxis Bioscience, LLC, which were subsequently contributed to us. We subsequently changed our name to “All About Advanced Health, LLC,” and then to “Nant Health, LLC.” On June 1, 2016, in connection with our initial public offering, we converted from a limited liability company into a Delaware corporation and changed our name from Nant Health, LLC to NantHealth, Inc., which we refer to as the “LLC Conversion.” In conjunction with the LLC Conversion, (a) all of our outstanding units were automatically converted into shares of our common stock, based on the relative rights of our pre-IPO equity holders as set forth in the Nant Health, LLC limited liability company agreement, or the LLC Agreement, and (b) we adopted and filed a certificate of incorporation with the Secretary of State of the State of Delaware and adopted bylaws. Our principal executive offices are located at 9920 Jefferson Blvd, Culver City, CA 90232 and our telephone number is (310) 883-1300. Our corporate website address is www.nanthealth.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://ir.nanthealth.com/.

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
We are an early, commercial-stage company with a business model based upon a novel approach to healthcare. NantHealth solutions are designed to address many of the key challenges healthcare constituents face by enabling them to acquire and store sequencing and molecular analysis data, combine diagnostic inputs with phenotypic and cost data, analyze datasets, securely deliver that data to providers in a clinical setting to aid selection of the appropriate treatments, monitor patient biometric data and progression on a real-time basis, and demonstrate improved patient outcomes and costs. In addition, through our acquisition of NantHealth Labs, Inc. ("NantHealth Labs," formerly Liquid Genomics) in 2018, we expanded into the liquid biopsy analysis market. In the second quarter of 2019, we ceased offering our commercial Liquid GPS product. Instead, we are performing a study to measure the clinical utility of the AR-V7 analyte for informing treatment in patients with castration-resistant prostate cancer, while also pursuing other strategically aligned clinical studies that support our liquid biopsy platform. Integration across our systems infrastructure and platforms may take longer than we expect or may never occur at all.
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
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $62.8 million and $192.2 million during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $946.9 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer and our clinical studies for our liquid biopsy platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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
Based on our current business plan, we believe our current cash, cash equivalents, marketable securities, and our ability to borrow from affiliated entities, will be sufficient to meet our anticipated cash requirements over at least the next 12 months. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing.

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
If we are unable to maintain effective internal controls over financial reporting, our investors may lose confidence in us and the market price of our common stock may be adversely affected. If our internal controls over financial reporting are not effective, we may not be able to accurately report our financial results or prevent fraud.
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

In connection with our 2018 financial reports, we previously identified a material weakness in relation to the valuations of our related party equity method investment in NantOmics (see Note 11 to our Consolidated Financial Statements) and the Bookings Commitment liability (see Notes 4 and 13 to our Consolidated Financial Statements). We designed and implemented measures that have remediated this material weakness, including, among other things, controls to consider all required elements needed to support the measurement of fair value of a liability and assess the reasonableness of assumptions underlying prospective financial information used in the fair value measurement of the Company’s investment in a related party. We incurred significant costs to remediate this weakness, primarily personnel costs, external consulting and legal fees, system implementation costs, and related indirect costs including the use of facilities and technology. If we identify additional errors that result in material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

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
We have been named as a defendant in lawsuits arising out of our initial public offering and later public statements. In March 2017, a number of putative class action securities complaints were filed in U.S. District Court in California, naming as defendants the Company and certain of our executive officers and directors. Certain plaintiffs also named, as defendants, investment banks who were underwriters in our initial public offering but the claims against the underwriters were dropped. The complaints generally allege that defendants made material misstatements and omissions in violation of the federal securities laws. In October 2019, the parties reached an agreement in principle to settle these federal class actions in their entirety for $16.5 million, which is included in accrued and other current liabilities on the Consolidated Balance Sheet at December 31, 2019. The court granted preliminary approval of the settlement on January 31, 2020, and a hearing for final approval of the settlement is scheduled for June 15, 2020. The majority of the settlement amount will be funded by our insurance carriers, and a portion will be funded by us. The settlement is contingent upon certain matters, including final approval by the court. Also, the parties have the right to terminate the settlement in certain circumstances. We cannot assure you that the settlement will be approved and become final. If the settlement does not get final approval or is terminated or fails to become final for any other reason, the parties will revert to their prior litigation positions, in which event the outcomes of the litigation will be difficult to predict. Plaintiffs may seek recovery of a substantial amount and the monetary and other impact of this action may remain unknown for substantial periods of time. If the settlement does not reach final approval, the cost to defend, attempt a second settlement, or otherwise resolve this matter may be significant and divert management's attention from the operations of the Company. In that event, we cannot assure you that we will prevail in this lawsuit, and if we are ultimately unsuccessful in this matter, we could be required to pay substantial amounts which might materially adversely affect our business, operating results and financial condition. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, Legal Proceedings.
Risks related to our sequencing and molecular analysis solutions and clinical studies
We may not be able to generate sufficient revenue from our sequencing and molecular analysis solutions, including GPS Cancer, or our relationships with sequencing and molecular analysis customers, to achieve and maintain profitability.
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payers and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 1.8% and 3.5% of our total net revenue for the years ended December 31, 2019 and 2018, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer and other diseases into our molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.

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
Our sequencing and molecular analysis solutions may never gain significant acceptance in the marketplace and, therefore, may never generate substantial revenue or profits for us. Our ability to achieve commercial market acceptance for our sequencing and molecular analysis solutions will depend on several factors, including:

•
our ability to convince key thought leaders, physicians and caregivers and other key oncology stakeholders of the clinical utility of our entire product offering and its potential advantages over existing sequencing tests, specifically, the advantages of our RNA sequencing, which maps oncology disease pathways versus a patient’s own germline;

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

Further, today’s most advanced diagnostics tests analyze narrow gene panels that capture only a limited number of the most common gene alterations, as compared to GPS Cancer, which sequences the patient’s whole genome/exome (comparing both a patient’s normal and tumor tissue) and performs RNA sequencing, gene expression and statistical analysis. These narrow gene panels for specific treatments or disease areas are much less expensive than GPS Cancer. Although we believe that the advantages of sequencing the patient’s whole genome/exome for the treatment of cancer, as well as running additional RNA tests, outweigh the costs, key thought leaders, physicians and other caregivers, other key oncology stakeholders and payers may not agree. Further, if advances in the understanding of disease states and pathways do not reveal a benefit to whole genome/exome and RNA sequencing in areas beyond cancer then the market potential for our sequencing and molecular analysis services will be limited. Failure to achieve widespread commercial market acceptance for our sequencing and molecular analysis solutions could materially harm our business, financial condition and results of operations.
If we cannot compete successfully with our competitors for our sequencing and molecular analysis solutions, we may be unable to increase or sustain our revenue or achieve and sustain profitability.
Personalized molecular analysis is a new area of science, and we face competition from companies that offer products, or have conducted research, to profile genes and gene expression in various cancers. Our principal competition for GPS Cancer comes from diagnostic companies that also offer whole genome/exome sequencing. We also compete with diagnostic companies offering molecular diagnostic tests that capture only a single marker or test panels that capture a limited number of the most well-known gene alterations, known as hotspot panel tests. In addition, academic research centers, diagnostic companies and next-generation sequencing, or NGS, platform developers are offering or developing NGS-based testing. NGS-based testing also has the capability to provide whole genome/exome sequencing to compete with GPS Cancer.

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
Genomic testing, like that conducted using GPS Cancer, has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genomic information or genomic testing, particularly for those diseases that have no known cure. These concerns may lead patients to refuse to use, or clinicians to be reluctant to order, whole genome/exome genomic tests even if permissible.

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
During the year ended December 31, 2018, we derived 15.3% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 12.8% and 11.8% of our revenue through two of NaviNet's major customers. During the year ended December 31, 2019, we derived 13.5% of our revenue through this reseller and another 11.1% and 10.4% of our revenue through two of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause upon 12 months’ written notice, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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
We sell and/or rely upon complex software and hardware products and services that may contain design and manufacturing defects. Sophisticated operating system software and applications, such as those sold by us, often contain “bugs” that can unexpectedly interfere with the software’s intended operation. Our online services may from time to time experience outages, service slowdowns, or errors. Defects may also occur in components and products we purchase from third parties. There can be no assurance we will be able to detect and fix all defects in the hardware, software and services third parties sell to us. Failure to do so could result in lost revenue, significant warranty and other expenses and harm to our reputation.
Risks related to our software and medical device solutions
Our solutions may experience design or manufacturing defects from time to time that can result in reduced network effects to NantHealth solutions and component systems infrastructure and platforms which could materially and adversely affect our business.
We sell and/or rely upon software and hardware solutions, that could contain design or manufacturing defects in their materials, hardware, or software. These defects could include defective materials or components, or “bugs” that can unexpectedly interfere with the products’ intended operations or result in inaccurate data. Failure to detect, prevent, or fix defects could result in a variety of consequences, including returns of products, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results. If our products fail to provide accurate measurements and data to users, then the network effects of our adaptive clinical learning system may be materially and adversely impacted.
Our solutions could give rise to product liability claims and product recall events that could materially and adversely affect our financial condition and results of operations.
The development, manufacturing and sale of lmedical devices and/or test services that utilize medical devices expose us to significant risk of product liability claims, product recalls and, occasionally, product failure claims. We face an inherent business risk of financial exposure to product liability claims if the use of our solutions or services, including lab testing services, results in personal injury or death. Substantial product liability litigation currently exists within the medical device industry. Some of our solutions or services may become subject to product liability claims and/or product recalls. Future product liability claims and/or product recall costs may exceed the limits of our insurance coverages or such insurance may not continue to be available to us on commercially reasonable terms, or at all. In addition, a significant product liability claim, or product recall could significantly damage our reputation for producing safe, reliable and effective products, making it more difficult for us to market and sell our products in the future. Consequently, a product liability claim, product recall or other claim could have a material adverse effect on our business, financial condition, operating results and cash flows.
The sale of test services and medical device products in the United States is subject to government regulations and we may not be able to obtain certain necessary clearances or approvals.
The design, manufacturing, labeling, distribution and marketing of medical devices in the United States are subject to extensive and rigorous regulation by the FDA and applicable state agencies. Unless an exemption applies, we or our collaborative partners must obtain prior clearance or approval from the FDA for medical devices we intend to commercialize, which can be expensive, time consuming, and uncertain and can cause lengthy delays before we can begin selling our products. We cannot be sure that:

•	we or any collaborative partner will make timely filings with the FDA;

•	the FDA will act favorably or quickly on these submissions;

•	we or any collaborative partner will not be required to submit additional information, including extensive clinical data;

•
we or any collaborative partner will not be required to submit an application for premarket approval, rather than a 510(k) premarket notification submission or a de novo application as described herein;

•
government regulations of IVDs or LDTs may change over time, imposing additional regulatory requirements and/or regulatory clearances, approvals or authorizations before we can market or distribute our products or product candidates; or

•	other significant difficulties and costs related to obtaining FDA clearance or approval will not be encountered.

The FDA imposes strict labeling and other regulatory requirements as a condition of its clearance or approval, any of which could limit our ability to market our products. Further, if we or our collaborative partners wish to modify a product after FDA clearance of a premarket notification or approval of a premarket approval application, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data, or any requirement by the FDA that we or our collaborative partners conduct clinical studies or submit to the more rigorous and lengthier premarket approval process, could result in substantial expenses and significant delays in bringing our products to market. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of our products could hinder our ability to effectively market our products. Any of the above actions by the FDA could delay or prevent altogether our ability to market and distribute our products. Further, there may be new FDA policies or changes in FDA policies that could be adverse to us.
Even if we obtain clearance or approval to sell medical device products, we are subject to ongoing requirements and inspections that could lead to the restriction, suspension or revocation of our clearance or approval.
Ongoing compliance with applicable regulatory requirements is enforced in the United States, in part, through periodic inspections by state and federal agencies, including the FDA, and in international jurisdictions by comparable regulatory authorities, including Notified Bodies. In the past, we have conducted investigations designed to determine whether we meet such regulatory requirements and have identified non-conformances and areas that need improvement. Though we strive to comply with such regulations, there can be no guarantee that the applicable regulators will find that we are in compliance with such regulations in the future. Failure to comply with these regulatory requirements could result in adverse administrative and enforcement actions, including, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain premarket clearance or premarket approval for devices, withdrawal of approvals previously obtained, and criminal prosecution. The restriction, suspension or revocation of regulatory clearances and approvals or any other failure to comply with regulatory requirements would limit our ability to operate and could increase our costs.
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
We currently secure all of our rights to our sequencing and molecular analysis solutions, including GPS Cancer, from NantOmics. The prospects for these offerings depend in part on the expertise and financial strength of NantOmics, which is controlled by Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer. We rely on NantOmics to handle certain aspects of our sequencing and molecular analysis solutions, including GPS Cancer, including but not limited to:

•	acquiring appropriate and cost-efficient supplies to produce our sequencing and molecular analysis solutions;

•	delivering our sequencing and molecular analysis solutions in a timely manner to us;

•	continuing to keep our sequencing and molecular analysis solutions up to date and on pace with current clinical and market developments;

•	filing, prosecuting and maintaining patents that cover our sequencing and molecular analysis solutions;

•	complying with CLIA regulations and maintaining a CLIA license and all other applicable state laboratory licenses, including through periodic inspections;

•	obtaining required regulatory authorizations, clearances, or approvals for diagnostic tests;

•	complying with applicable federal, state, and local laws and regulations pertaining to testing human samples; and

•	hiring qualified personnel experienced in completing highly complex laboratory tests.

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
Our second amended and restated exclusive reseller agreement with NantOmics, as amended, or the Reseller Agreement, expires on December 31, 2020, subject to three potential three-year renewal options if we complete specified projected GPS Cancer test thresholds. Although NantOmics generally does not have the right to terminate prior to that date, we may be unable to renew such agreement or execute a new arrangement at comparable favorable prices to provide us with molecular profiling tests. In addition, we may not be able to achieve our projected renewal thresholds. Furthermore, NantOmics currently has what we believe is the most comprehensive and clinically validated CAP- and CLIA-certified whole genome/exome and RNA laboratory. If we were unable to fulfill our delivery requirements for our sequencing and molecular analysis solutions to our clients, our business would be materially and adversely affected.

Additionally, through our agreement with NantOmics, we purchase our sequencing and molecular analysis solutions, including GPS Cancer, at a discount to market price. We also receive revenue from our sale of NantOmics’ whole genome/exome sequencing and RNA analysis. If we are reimbursed at an amount equal to or less than a certain threshold, our GPS Cancer solution will not be profitable and our business will be materially and adversely affected. Since we expect that pricing pressure from government and third party payers, increasing competition from companies and others offering whole genome/exome sequencing and reductions in the costs of providing whole genome/exome sequencing as technologies mature, will combine to drive the price of whole genome/exome sequencing down, we cannot guarantee that the price we are able to charge for our GPS Cancer solution will continue to yield a profit under the terms of the exclusive reseller agreement.
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of December 31, 2019, the total value of our goodwill and intangible assets, net of accumulated amortization was $167.8 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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

•	potentially adverse tax consequences, including multiple and possibly overlapping tax structures;

•	the impact of public health epidemics on our employees and suppliers as well as the global economy such as the coronavirus currently impacting China; and

•	political and economic instability, political unrest and terrorism.

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

On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, or EU, (commonly referred to as the “Brexit”). The UK held an election in December 2019, resulting in a majority government that is expected to complete its departure from the UE whether or not a formal withdrawal agreement is in place with the European Union. Following the United Kingdom’s departure from the EU on January 31, 2020 under the terms of the Withdrawal Agreement, there will be a “transition period” ending December 31, 2020 during which the United Kingdom will essentially be treated as a Member State of the EU and the regulatory regime will remain the same across the United Kingdom and the EU. The U.K. government is currently legislating to require the transition period to end on December 31, 2020 without the possibility to extend further. It is unclear whether there would be any formal regulatory alignment between United Kingdom and EU rules after January 1, 2021. Since the regulatory framework for medical device or in vitro diagnostic products in the United Kingdom relating to safety and efficacy of such products, clinical trials, marketing authorization, commercial sales and distribution of such products is derived from EU directives and regulations, Brexit will materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of Brexit are being negotiated and such uncertainties could impair or limit our ability to transact business in the member EU states. In the long term, the United Kingdom may develop its own legislation that diverges from that in the EU.

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
We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of December 31, 2019, our patent portfolio consists of the following matters relating to our proprietary technology and inventions: (i) thirteen (13) issued U.S. patents, of which twelve (12) are U.S. utility patents and one (1) is a U.S. design patent; (ii) twenty-one (21) pending U.S. patent applications, of which nineteen (19) are U.S. utility patent applications and two (2) are U.S. design patent applications; (iii) four (4) issued patents outside the United States; and (iv) seventeen (17) patent applications pending in jurisdictions outside the United States. Of these U.S. and non-U.S. patents and applications, five (5) patents and eight (8) applications are jointly owned. As of February 11, 2020, following the sale of the Company’s “Connected Care” business, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) seven (7) issued U.S. utility patents; (ii) fifteen (15) pending U.S. patent applications, of which thirteen (13) are U.S. utility patent applications and two (2) are U.S. design patent applications; (iii) four (4) issued patents outside the United States; and (iv) seventeen (17) patent applications pending in jurisdictions outside the United States. Of these U.S. and non-U.S. patents and applications, five (5) patents and eight (8) applications are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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
We rely in part on trademarks to distinguish our products and services from those of other entities. Trademarks may be opposed or cancelled, and we may be involved in lawsuits or other proceedings to protect or enforce our trademarks.
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
If we, including our employees, suppliers, distributors, independent contractors, and agents acting on our behalf, fail to comply with federal and state healthcare laws and regulations, including those governing submissions of false or fraudulent claims to government healthcare programs and financial relationships with healthcare providers, we may be subject to significant civil and criminal penalties and/or loss of eligibility to participate in government healthcare programs.
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

Provisions in Title XI of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibit the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in cash or in kind, in return for or to reward the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything inconsistent with the fair market value. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals which are applicable to all patients regardless of whether the patient is covered under a governmental health program or private health plan. We attempt to scrutinize our business relationships and activities to comply with the federal Anti-Kickback Statute and similar laws and we attempt to structure our sales and group purchasing arrangements in a manner that is consistent with the requirements of applicable safe harbors to these laws. We cannot assure you, however, that our arrangements will be protected by such safe harbors or that such increased enforcement activities will not directly or indirectly have an adverse effect on our business, financial condition or results of operations. Any determination by a state or federal agency that any of our activities or those of our vendors or customers violate any of these laws could subject us to civil or criminal penalties, monetary fines, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, could require us to change or terminate some portions of operations or business, could disqualify us from providing services to healthcare providers doing business with government programs and, thus, could have an adverse effect on our business.

Our business is also subject to numerous federal and state laws, including without limitation the civil False Claims Act, that prohibits the knowing submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, federal healthcare programs or private health plans. Analogous state laws and regulations may apply to our arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers. Additionally, HIPAA also imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters.

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

Because of the far-reaching nature of these laws, we may be required to alter or discontinue one or more of our business practices to be in compliance with these laws. If we fail to adequately mitigate our operational risks or if we or our agents fail to comply with any of those regulations, laws and/or requirements, a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation. Such occurrences could have a material and adverse effect on our product sales, business and results of operations.

The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal or state regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. In addition, efforts to ensure that our business arrangements with third parties will comply with these laws and regulations and will involve substantial costs. Any state or federal regulatory review of us or the third parties with whom we contract, regardless of the outcome, would be costly and time-consuming. Further, it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with applicable healthcare laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
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

As a result, our efforts to receive reimbursement on behalf of patients will take a substantial amount of time and may require the development of clinical data to demonstrate the clinical utility of our products and improve patient outcomes, or commercial third-party payers and government payers may never cover or provide adequate payment for our sequencing and molecular analysis solutions, including GPS Cancer, or future molecular profiling tools we license or develop. Our strategy to achieve broad reimbursement coverage is focused on demonstrating the clinical utility and economic benefits of our sequencing and molecular analysis solutions, engaging with thought leaders, oncologists and other caregivers, patient advocacy groups and other key oncology stakeholders and thereby increasing demand. For example, in January 2016, a large health plan announced that it would provide insurance coverage for GPS Cancer, representing the nation’s first such insurance coverage for a whole genome/exome and RNA molecular diagnostic platform. Since that time, additional contracts with other large commercial payers have been signed, and efforts are now underway to pursue single case agreements which yield reimbursements from other non-contracted payers. Even in light of these developments, however, there is no assurance that we will continue to succeed in any of these areas or that, even if we do succeed, we will receive favorable reimbursement decisions. If adequate third-party reimbursement is unavailable we may not be able to maintain price levels sufficient to realize an appropriate return on investment in product development. Furthermore, if a commercial third-party payer or government payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful.

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

If we fail to comply with the way states and the FDA regulates tests that are developed, manufactured, validated and performed by laboratories like NantOmics, such failure could expose us to litigation or enforcement action by regulators, or result in delay or additional expense in offering our tests and tests that we may develop in the future.
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

While the FDA has generally exercised its enforcement discretion for LDTs, the FDA has stated that it has a mandate to regulate in this field and that it intends to address LDT regulation using a risk-based, phased-in approach similar to the existing in vitro diagnostic framework.

More recently, the FDA has issued warning letters to genomics lab for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. It is likely that the FDA will more actively regulate LDTs in the future, which will impose greater burdens on manufacturers to obtain the necessary premarket notification or approval from the FDA as well as comply with applicable post-market regulatory obligations.

NantHealth has obtained 510(k) clearance from FDA for its Omics Core Assay. To the extent FDA disagrees with our current position with respect to LDTs and our LDT services, FDA may require us or NantOmics to seek further clearance or approval for the sequencing services offered for clinical use. If the FDA requires us or NantOmics to seek clearance or approval to offer NantOmics’ sequencing services for GPS Cancer or any of our future offerings for clinical use, we may not be able to obtain such approvals on a timely basis, or at all. Failure to comply with applicable regulatory requirements can increase our exposure to litigation government investigation, or result in enforcement action by the FDA, which may include any of the following sanctions: warning letters; fines; injunctions; civil or criminal penalties; recall or seizure of current or future products; operating restrictions; partial suspension or total shutdown of production; denial of applications; or challenges to clearances or approvals. We cannot provide any assurance that FDA regulation, including premarket review, will not be required for our GPS Cancer solution or any other molecular profiling solution we offer in the future. If premarket review is required, our business could be negatively impacted if we are required to stop selling our molecular profiling solution pending its clearance or approval or if such approval is delayed by new requirements. Changes in FDA’s regulation, level of scrutiny applies to companies in the genomics testing space, and FDA’s risk assessment of our products could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions, or expose us to increased liability and litigation.

Healthcare policy changes, including legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition, results of operations and cash flows.
In March 2010, the ACA was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other things, the ACA:

•
requires each medical device manufacturer to pay an excise tax equal to 2.3% of the price for which such manufacturer sells its medical devices. This tax could have applied to GPS Cancer and some or all of our products which are in development. The excise tax was on a 4-year moratorium for calendar years 2016 through 2019. The Further Consolidated Appropriations Act, 2020, H.R. 1865 (Pub.L.116-94), signed into law on December 20, 2019, repealed the medical device excise tax previously imposed by Section 4191 of the Code for sales of medical devices after December 31, 2019.

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

Furthermore, the current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid. We face uncertainties that might result from modification or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of these changes, subsequent appeals, and other efforts to repeal and replace the ACA on us and potential effect on sequencing and related research tools and medical device manufacturing industry as a whole are currently unknown. But, any changes to the Affordable Care Act are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.
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
Errors, misconduct, or illegal activity on the part of our clients may result in claims against us.
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
As of February 28, 2020, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 59% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 85% of the outstanding equity and approximately 99% of the outstanding voting equity as of December 31, 2019. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 59% of the voting power of our common stock as of February 28, 2020.
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

Our common stock may be delisted from The Nasdaq Global Select Market if we fail to comply with Nasdaq’s continued listing requirements.
If we were to fail to continue to meet Nasdaq’s continued listing requirements, which we have in the past, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if it were to be delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934, or the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.
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

To continue to comply with the requirements of being a public company, we may need to undertake various activities, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. For example, we previously identified a material weakness in our internal control over financial reporting related to our valuations of the Bookings Commitment liability and our related party equity method investment in NantOmics during the year ended December 31, 2018. The material weakness was remediated as of December 31, 2019. In addition, in connection with our preparation of the Consolidated and Combined Financial Statements for the year ended December 31, 2017, several control deficiencies relative to Information Technology general controls were not remediated prior to year-end. These deficiencies primarily related to change management controls over our general ledger and financial reporting system. We performed an assessment and determined that it did not rise to the level of a material weakness but did represent a significant deficiency in our internal control over financial reporting. A control deficiency is considered a significant deficiency if it represents a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

We cannot assure you that the measures we have taken, or will take, to remediate the material weakness and significant deficiencies will continue to be effective or that we will be successful in implementing them. Moreover, we cannot assure you that we have identified all significant deficiencies or material weaknesses or that we will not in the future have additional significant deficiencies or material weaknesses, in particular as we seek to transition to a more developed internal control environment and continue to grow as a company in terms of size, complexity of business and potentially in connection with future strategic transactions. Our independent registered public accounting firm has not evaluated any of the measures we have taken to address these significant deficiencies or the material weakness discussed above.

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

For example, the Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted on December 22, 2017 and significantly reformed the Code. The Tax Act lowered the U.S. federal corporate income tax rate, changed the utilization of net operating loss carryforwards arising in tax years beginning after December 31, 2017, allowed for the expensing of certain capital expenditures, and put into effect sweeping changes to U.S. taxation of international business activities. As a result, our net U.S. deferred tax assets and corresponding valuation allowances were revalued at the new U.S. corporate rate. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on us and on holders of our common stock is uncertain and could seriously harm our business.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change net operating loss (“NOL”) carryforwards or other tax attributes, to offset future taxable income or reduce taxes. We believe that we have undergone one or more ownership changes and accordingly, our ability to use our NOL carryforwards may be limited.

Additionally, the Tax Act, which was enacted on December 22, 2017, significantly reformed the Code, including changes to the rules governing NOL carryforwards. For NOL carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limited a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, NOL carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOL carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty-year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our ability to use NOL carryforwards generated after December 31, 2017, as well as the timing of any such use, and could seriously harm our business.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 59% of the voting power of our common stock, as of February 28, 2020), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

Note that on February 3, 2020, the Company completed the sale of its Connected Care business which includes the Panama City, Florida property.
We believe that our facilities are adequate to meet our needs in the near term, and that, if needed, suitable additional space will be available to accommodate any expansion of our operations.

The following table outlines our facilities location, square footage, and use:

City	State	Country	Sq ft	Type	Business Nature/Use
Boston	MA	USA	31,752	Lease	Administrative, sales, client support, R&D, engineering, professional services
Panama City	FL	USA	51,288	Lease	Administrative, sales, client support, R&D, engineering, professional services
Belfast	NI	UK	15,500	Lease	R&D, engineering, administrative
Phoenix	AZ	USA	4,865	Lease	Data center
Philadelphia	PA	USA	14,183	Lease	Administrative, sales, client support, R&D, engineering, professional services
			117,588

Item 3. Legal Proceedings
We are, from time to time, subject to claims and litigation that arise in the ordinary course of its business. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. Except as discussed below, in the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, would not have a material adverse effect on our consolidated financial condition or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. ("Deora") In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the court certified the case as a class action. On October 23, 2019, the parties notified the court that they had reached a settlement in principle to resolve the action on a classwide basis in the amount of $16.5 million, which is included in accrued and other current liabilities on the Consolidated Balance Sheet at December 31, 2019. The court granted preliminary approval of the settlement on January 31, 2020, and a hearing for final approval of the settlement is scheduled for June 15, 2020. The majority of the settlement amount will be funded by the Company’s insurance carriers, and a portion will be funded by the Company. The settlement is contingent upon certain matters, including final approval by the court. Also, the parties have the right to terminate the settlement in certain circumstances.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties have agreed to stay the case until the next case management conference, scheduled for May 7, 2020. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as in re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint. A hearing on the defendants’ motion was held on September 25, 2019. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Mr. Soon-Shiong for breach of fiduciary duty.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. The complaint contains allegations similar to those in Deora but asserts causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The parties agreed to stay the case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery. The stay has been lifted due to the court’s January 14, 2020 decision granting in part and denying in part the motion to dismiss, and defendants’ answer to the complaint is due on or before February 28, 2020.

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

On April 12, 2018, the Company filed its answer and jury demand in the action, denying liability. On August 2, 2018, PayPal requested a status conference with the court in order to discuss PayPal’s potential filing of a motion for partial judgment on the pleadings pursuant to Mass. R. Civ. P. 12(c). A Rule 16 Litigation Control Conference (“Rule 16 Conference”) was held on August 22, 2018. During the Rule 16 Conference, the court denied PayPal’s request for leave to file a motion for partial judgment on the pleadings. Following the Rule 16 Conference, the court issued a tracking order setting deadlines and other procedures that would apply to this action.

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

On April 4, 2019, PayPal filed a motion to add NantWorks, LLC as a defendant in the litigation, which motion was filed together with PayPal’s supporting memorandum, the Company’s opposition to that motion and PayPal’s reply. In its memorandum supporting that motion, PayPal stated that “PayPal’s damages are in excess of $3M,” without further explanation as to its damages calculations. The court denied PayPal's motion on April 16, 2019.

PayPal served a motion for summary judgment on June 5, 2019. In that motion, PayPal asserted that its actual damages are in excess of $2.3 million, which it suggested the court should treble pursuant to the provisions of Massachusetts General Laws, Chapter 93A. The Company served its opposition on July 12, 2019. PayPal responded with a reply to the Company’s opposition on July 18, 2019 and the fully briefed motion for summary judgment was filed that same day.

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

On December 6, 2019, PayPal served a motion seeking a preliminary injunction that would enjoin and restrain the Company, its officers, agents, attorneys and employees from transferring, conveying, or encumbering, or in any way attempting to pass out of their control any of the Company’s assets or property other than in the ordinary course of business, including but not limited to cash, bonuses, and dividends. In the papers submitted in support of that motion, PayPal asserted that it has a strong likelihood of success in seeking to recover over $2.9 million on its claim for breach of the Sublease Agreement, inclusive of pre-judgment interest at the statutory rate. On January 3, 2020, the Company served its opposition to PayPal’s motion for preliminary injunction. On January 9, 2020, PayPal served its reply in support of its motion for preliminary injunction and filed all motion papers with the court.

On January 23, 2020, the court issued its written Decision and Order regarding PayPal’s motion for summary judgment. In the Decision and Order, which was docketed on January 27, 2020, the court (1) granted PayPal’s motion for summary judgment regarding its claim for breach of the Sublease Agreement, as to liability only and not as to damages; (2) denied PayPal’s motion for summary judgment regarding its claim for unfair and deceptive trade practices in violation of Massachusetts General Laws, Chapter 93A, sections 2 and 11; (3) denied PayPal’s motion for summary judgment regarding its claim for breach of the covenant of good faith and fair dealing, finding there was no need or basis to impose any additional liability on the Company for conduct that does not give rise to a cause of action independent of the underlying breach of contract claim; and (4) denied PayPal’s motion for summary judgment regarding its request for a declaratory judgment because it added little or nothing of substance to the relief PayPal is entitled to obtain, if at all.

Based on the court’s January 23, 2020 Decision and Order, the issue of damages on PayPal’s claim for breach of the Sublease Agreement remains to be determined. The Company has asserted, among other things, that PayPal failed to mitigate any damages that PayPal claims the Company owes. PayPal’s claim for unfair and deceptive practices in violation of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and its requests for treble damages and attorneys’ fees on that claim, as well as its requests for interest and costs on the breach of the Sublease Agreement and Chapter 93A claims, also remain to be determined.

A hearing on PayPal’s motion for preliminary injunction was held on January 30, 2020. At the hearing, the court took the motion for preliminary injunction under advisement and scheduled the following: (1) a status conference on September 9, 2020; (2) a final trial conference on January 6, 2021; and (3) a jury trial start date on January 12, 2021.

On February 7, 2020, the court issued its written Decision denying PayPal’s motion for preliminary injunction.

On February 24, 2020, the Company filed a Petition for Interlocutory Relief. The petition seeks relief from the Decision and Order granting PayPal’s motion for summary judgment regarding its claim for breach of the Sublease Agreement, as to liability only.

The Company denies any liability to PayPal and intends to continue vigorously defending the action.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “NH”.

Holders of Record

As of February 28, 2020, we had approximately 117 holders of record of our common stock. We believe the actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

No cash dividends were declared for our common stock during the fiscal years ended in 2019 and 2018. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer

We did not make any stock repurchases during the twelve months ended December 31, 2019.

Item 6. Selected Financial Data
Omitted, as not required for a smaller reporting company.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Annual Report on Form 10-K, or Annual Report. This discussion contains forward-looking statements that are based on the beliefs, assumptions, and information currently available to our management, and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those described in greater detail elsewhere in this Annual Report, particularly in Item 1A, “Risk Factors.”
Overview
NantHealth, Inc (“NantHealth” or the “Company”) is a next-generation, evidence-based, personalized healthcare technology company that is transforming the way critical diseases, such as cancer, are known and treated. We employ precision medicine, data and and software-as-a-service (SaaS) solutions to give physicians, payers, pharma and patients actionable information that drives improved patient outcomes and economics across the healthcare ecosystem.
NantHealth’s product portfolio comprises the latest technology in molecular analysis (GPS Cancer), and payer/provider collaboration platforms for real-time coverage decision support (NaviNet and Eviti) medical device interoperability (MDI)(Connected Care). Each of these business lines are leaders in their respective market segment. Altogether, we generally derive revenue from SaaS subscription fees, software licensing and maintenance fees, hardware sales, support services, professional services, data-driven reporting services, and molecular analysis services (including GPS Cancer).
We market certain of our solutions as a comprehensive integrated solution that includes our molecular sequencing and analysis services, Clinical Decision Support, and Payer Engagement solutions. We also market our molecular sequencing and analysis services, Clinical Decision Support and Payer Engagement solutions on a stand-alone basis. To accelerate our commercial growth and enhance our competitive advantage, we intend to continue to:

•	introduce new marketing, education and engagement efforts and foster relationships across the health care community to drive adoption of NantHealth products and services;

•	strengthen our commercial organization to increase our NantHealth solutions client base and to broaden usage of our solutions by existing clients;

•	develop new features and functionality for NantHealth solutions to address the needs of current and future healthcare provider and payer, self-insured employer and biopharmaceutical company clients;

•	pursue reimbursement of molecular sequencing and analysis services from regional and national third-party payers and government payers; and

•	publish scientific and medical advances.
Since our inception, we have devoted substantially all of our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch and expansion of our molecular sequencing and analysis business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of December 31, 2019, our accumulated deficit was approximately $946.9 million. We expect to continue to incur operating losses over the near term as we support adoption of our molecular sequencing and analysis solutions (including GPS Cancer), expand our commercial operations, and invest further in NantHealth solutions.

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
2020 Sale of the Connected Care Business
On January 13, 2020, we entered into an asset purchase agreement (the “Purchase Agreement”) with Masimo Corporation (“Masimo”), VCCB Holdings, Inc., a wholly owned subsidiary of Masimo (collectively with Masimo, the “Purchaser”), and, solely with respect to certain provisions of the Purchase Agreement, NantWorks, LLC, an affiliate of the Company. Pursuant to the Purchase Agreement, we agreed to sell to the Purchaser certain of our assets related to our “Connected Care” business, including the products known as DCX (formerly DeviceConX), VCX (formerly VitalsConX), HBox and Shuttle Cable (collectively, the “Connected Care Business”).
On February 3, 2020, we completed the sale of the Connected Care Business (the "Disposition") for $47.25 million of cash consideration in exchange for assets primarily related to the Connected Care Business (as defined under the terms of the Purchase Agreement). The cash consideration is subject to adjustment based upon the final amount of working capital as of the closing date.
2018 Acquisition of NantHealth Labs (formerly Liquid Genomics, Inc.)
On February 28, 2018, we acquired 100% of the equity of NantHealth Labs, Inc. (“NantHealth Labs”, formerly Liquid Genomics, Inc.), a company that provides liquid biopsy analysis of gene expressions and mutations using cell free RNA and DNA, pursuant to an assignment agreement dated February 1, 2018 between the Company and NantOmics, LLC ("NantOmics"), a related party. The purchase price for the acquisition consisted of 9,088,362 Series A-2 units of NantOmics previously owned by the Company that were transferred at the closing plus 564,779 of Series A-2 units of NantOmics owned by the Company that were transferred to NantOmics as of May 31, 2018.

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
2018 Impact of Hurricane Michael
On October 10, 2018, our leased Panama City, Florida office was hit by Hurricane Michael. Due to the geographic spread of our customers, no revenue was lost. However, certain implementation revenues for our software and hardware related business were delayed until later in the fourth quarter of 2018 and into 2019, due to the disruption caused to our personnel living in the region. Personnel costs for time not worked by our employees in the region during the initial period of recovery totaled $0.7 million. Our office suffered water damage, which temporarily disabled our on-site servers, and delayed filing of our Form 10-Q for the period ended September 30, 2018. We spent $0.4 million directly on maintaining operations and repairing our office.

Evolution of GPS Cancer Test Platform
NantHealth and NantOmics (our exclusive technology partner for the GPS Cancer test) are continually taking steps to optimize the utility and value of our tests for physicians and their patients. To this end, we have leveraged our deep experience with RNA sequencing, bioinformatics and statistics to expand the clinical utility of the GPS Cancer test, while also streamlining and improving our lab workflow by consolidating to next-generation sequencing as our sole testing platform. A fundamental result of this work is that the key cancer treatment biomarkers previously assessed using our proprietary quantitative proteomics platform are, beginning in April 2018, now assessed solely via RNA sequencing, gene expression and statistical analysis. This change is based on the established clinical and scientific utility of tumor RNA sequencing. The tumor RNA transcriptome reveals gene and somatic variant expression, identifies gene fusions and validates their expression, and determines the relevance of gene copy number alterations. GPS Cancer currently assesses RNA expression of over 19,000 genes in a tumor sample and we have shown significant concordance between our RNA and proteomics expression platforms. We believe this change will result in operational efficiencies, an improved cost structure and more rapid transfer of scientific advancements in expression analysis to our clinical report.
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

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 4 of the Consolidated Financial Statements). In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. The estimated fair value was $22.0 million and $16.9 million as of December 31, 2019 and 2018, respectively.

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

The following table reconciles Net loss from continuing operations to Net loss from continuing operations - Non-GAAP for the years ended December 31, 2019 and 2018:

(Dollars in thousands, except per share amounts)	Year Ended December 31,
	2019	2018
Net loss from continuing operations	$(62,644)	$(190,433)
Adjustments to GAAP net loss from continuing operations:
Loss from related party equity method investment	8,317	108,409
Stock-based compensation expense from continuing operations	2,786	5,657
Acquisition related sales incentive	—	1,420
Change in fair value of derivatives liability	—	(7)
Change in fair value of Bookings Commitment	5,036	16,947
Impairment of investment in IOBS	—	1,750
Non-cash interest expense related to convertible notes	5,702	5,019
Intangible amortization from continuing operations	8,879	9,150
Impairment of intangible assets	3,977	—
Loss on sale of business	582	—
Securities litigation costs	528	1,317
Tax benefit resulting from certain non-cash tax items	(570)	(3,760)
Total adjustments to GAAP net loss from continuing operations	35,237	145,902
Net loss - Non-GAAP from continuing operations	$(27,407)	$(44,531)

Weighted average basic shares outstanding	110,351,638	109,168,798

Net loss per share from continuing operations - Non-GAAP	$(0.25)	$(0.41)

The following table reconciles Net loss from continuing operations per share to Net loss from continuing operations per share Non-GAAP for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net loss per common share from continuing operations - GAAP	$(0.57)	$(1.74)
Adjustments to GAAP net loss per common share from continuing operations:
Loss from related party equity method investment	0.07	0.98
Stock-based compensation expense from continuing operations	0.03	0.05
Acquisition related sales incentive	—	0.01
Change in fair value of derivatives liability	—	—
Change in fair value of Bookings Commitment	0.05	0.16
Impairment of investment in IOBS	—	0.02
Non-cash interest expense related to convertible notes	0.05	0.05
Intangible amortization from continuing operations	0.08	0.08
Impairment of intangible assets	0.04	—
Loss on sale of business	0.01	—
Securities litigation costs	—	0.01
Tax benefit resulting from certain non-cash tax items	(0.01)	(0.03)
Total adjustments to GAAP net loss per common share from continuing operations	0.32	1.33
Net loss per common share from continuing operations - Non-GAAP	$(0.25)	$(0.41)

Components of Our Results of Operations
Revenue
We generate our revenue from the sale of SaaS, software licenses, maintenance, hardware and services. Our systems infrastructure and platforms support the delivery of both personalized comprehensive sequencing and molecular analysis and the implementation of value-based care models across the healthcare continuum. We generate revenue from the following sources:

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

Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and molecular analysis of DNA and RNA (and previously proteomic testing) under our reseller agreement with NantOmics, and from blood samples via our liquid/blood-based tumor profiling platform through our subsidiary, NantHealth Labs, Inc. Revenue is recognized at a point in time, when reports of results are transferred to the ordering physician or institution, or on a cash basis; or ratably over time for the period of a stand-ready obligation to provide blood-based tumor profiling services.

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

We continue to review our other selling, general and administrative investments and expect to drive cost savings through greater efficiencies and synergies across our company. Additionally, we expect to continue to incur additional costs for legal, accounting, insurance, investor relations and other costs associated with operating as a public company including costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies as well as increased costs for directors’ and officers’ liability insurance and an enhanced investor relations function. However, we expect our selling, general and administrative expense to decrease as a percentage of revenue over the long term as our revenue increases and we realize economies of scale.

Research and development

Research and development expenses consist primarily of personnel-related costs for associates working on development of solutions, including salaries, benefits and stock-based compensation. Also included are non-personnel costs such as consulting and professional fees to third-party development resources.
Substantially all our research and development expenses are related to developing new software solutions and improving our existing software solutions.
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
Provision for (Benefit from) Income Taxes
Provision for income taxes consists of U.S. federal and state and foreign income taxes. We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. To date, we have no significant U.S. federal, state and foreign cash income taxes because of current and accumulated net operating losses ("NOLs").
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

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated:

(Dollars in thousands except per share amounts)	Year Ended December 31,
	2019	2018
Revenue
Software-as-a-service related	$72,831	$65,646
Software and hardware related	8,015	4,534
Maintenance	10,519	9,834
Total software-related revenue	91,365	80,014
Sequencing and molecular analysis	1,733	3,129
Home health care services	2,863	6,321
Total net revenue	95,961	89,464

Cost of Revenue
Software-as-a-service related	23,233	23,691
Software and hardware related	2,886	3,335
Maintenance	1,625	924
Amortization of developed technologies	4,662	4,933
Total software-related cost of revenue	32,406	32,883
Sequencing and molecular analysis	4,545	8,055
Home health care services	1,471	3,331
Total cost of revenue	38,422	44,269

Gross Profit	57,539	45,195

Operating Expenses
Selling, general and administrative	61,043	70,763
Research and development	19,072	20,916
Amortization of acquisition-related assets	4,217	4,217
Impairment of intangible asset	3,977	—
Total operating expenses	88,309	95,896
Loss from operations	(30,770)	(50,701)
Interest expense, net	(18,044)	(17,120)
Other expense, net	(5,625)	(17,876)
Loss from related party equity method investment	(8,317)	(108,409)
Loss from continuing operations before income taxes	(62,756)	(194,106)
Benefit from income taxes	(112)	(3,673)
Net loss from continuing operations	(62,644)	(190,433)
Loss from discontinued operations, net of tax	(118)	(1,719)
Net loss	$(62,762)	$(192,152)

Basic and diluted net loss per share
Continuing operations - common stock	$(0.57)	$(1.74)
Discontinued operations - common stock	$—	$(0.02)
Total net loss per share - common stock	$(0.57)	$(1.76)

Weighted average shares outstanding
Basic - common stock	110,351,638	109,168,798
Diluted - common stock	110,468,372	109,168,798

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Year Ended December 31,
	2019	2018
Revenue
Software-as-a-service related	75.8%	73.3%
Software and hardware related	8.4%	5.1%
Maintenance	11.0%	11.0%
Total software-related revenue	95.2%	89.4%
Sequencing and molecular analysis	1.8%	3.5%
Home health care services	3.0%	7.1%
Total net revenue	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	24.2%	26.5%
Software and hardware related	3.0%	3.7%
Maintenance	1.7%	1.0%
Amortization of developed technologies	4.9%	5.6%
Total software-related cost of revenue	33.8%	36.8%
Sequencing and molecular analysis	4.7%	9.0%
Home health care services	1.5%	3.7%
Total cost of revenue	40.0%	49.5%

Gross Profit	60.0%	50.5%

Operating Expenses
Selling, general and administrative	63.7%	79.1%
Research and development	19.9%	23.4%
Amortization of acquisition-related assets	4.4%	4.7%
Impairment of intangible asset	4.1%	0.0%
Total operating expenses	92.1%	107.2%
Loss from operations	(32.1%)	(56.7%)
Interest expense, net	(18.8%)	(19.1%)
Other expense, net	(5.9%)	(20.0%)
Loss from related party equity method investment	(8.6%)	(121.2%)
Loss from continuing operations before income taxes	(65.4%)	(217.0%)
Benefit from income taxes	(0.1%)	(4.1%)
Net loss from continuing operations	(65.3%)	(212.9%)
Loss from discontinued operations, net of tax	(0.1%)	(1.9%)
Net loss	(65.4%)	(214.8%)

Comparison of the years ended December 31, 2019 and 2018
Revenue

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2019	2018	2019 vs. 2018
	Amount	Amount	Amount	Percentage
Software-as-a-service related	$72,831	$65,646	7,185	10.9%
Software and hardware related	8,015	4,534	3,481	76.8%
Maintenance	10,519	9,834	685	7.0%
Total software-related revenues	91,365	80,014	11,351	14.2%
Sequencing and molecular analysis	1,733	3,129	(1,396)	(44.6)%
Home health care services	2,863	6,321	(3,458)	(54.7)%
Total net revenue	$95,961	$89,464	$6,497	7.3%
Comparison of the years ended December 31, 2019 and 2018
Total revenue increased $6.5 million, or 7.3%, from $89.5 million for the year ended December 31, 2018 to $96.0 million for the year ended December 31, 2019. Our total revenue growth was driven primarily by growth in our SaaS, software and hardware, and maintenance categories partially offset by decreases in our home health care services and sequencing and molecular analysis revenue categories.
SaaS revenue was $72.8 million for the year ended December 31, 2019, an increase of $7.2 million, or 10.9%, from $65.6 million for the year ended December 31, 2018. This growth was due to a $4.0 million increase from Eviti platform solutions related to the combination of new customers and increased covered lives on existing customers and a $3.2 million increase in NaviNet SaaS revenue, largely from the higher value of professional services projects being completed in 2019.

Software and hardware revenue increased $3.5 million, or 76.8% from $4.5 million in the year ended December 31, 2018 to $8.0 million in the year ended December 31, 2019. The main contributing factor for this increase was the timing of a large DCX customer contract completed and recognized in the current year. Our software and hardware related revenue results experience fluctuations due to the timing of implementation completions for our DCX customers and our revenue recognition for those arrangements.
Maintenance revenue increased $0.7 million, or 7.0%, from $9.8 million in the year ended December 31, 2018 to $10.5 million for the year ended December 31, 2019. This increase was due to the timing of DCX customer contracts and post contract support maintenance services completed and recognized in the current year period.
Sequencing and molecular analysis revenue decreased $1.4 million, or 44.6% from $3.1 million for the year ended December 31, 2018 to $1.7 million for the year ended December 31, 2019. This decrease reflected lower volume of GPS samples sequenced and recognized as revenue in the current year resulting from deliveries for patients covered by contract and non-contracted payers. Currently, we recognize revenue from clients with executed contracts, and from clients without a contractual agreement where we recognize revenue on a cash basis given the uncertainty over reimbursement. As we gain additional insurance coverage, including coverage under government insurance programs, we expect to be able to reduce the portion of sequencing and molecular analysis revenue which is recognized on a cash basis.
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

In parallel with the private payer activities described above, we are also making extensive efforts to explore approval pathways for our test capabilities (including the FDA in-vitro medical device clearance we received in November 2019), which we believe will facilitate coverage from governmental programs such as Medicare. Those activities are ongoing but have uncertainty on the timelines as to formal approval. Lastly, we have implemented an increase in the patient financial responsibility which is collected prior to testing to ensure that at least a partial payment is received for every test performed, we expect unpaid and partial paid orders to decline, which will likely result in a decline in total GPS orders and revenue in the short-term.

Home health care services revenue decreased $3.5 million, or 54.7%, from $6.3 million in 2018 to $2.9 million for the year ended December 31, 2019. This decrease was due to the sale of our home health care services business in June 2019.
We believe that significant opportunities exist for expanded cross-selling across our products and across our existing customer base, including Eviti and NaviNet customer bases. We also believe that our customer base and our product solutions provide unique opportunities to expand the volume of GPS Cancer analysis reporting to our customer base. Maintaining our current customer base will be important to our future SaaS recurring revenue streams.
Cost of Revenue

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2019	2018	2019 vs. 2018
	Amount	Amount	Amount	Percentage
Software-as-a-service related	$23,233	$23,691	$(458)	(1.9)%
Software and hardware related	2,886	3,335	(449)	(13.5)%
Maintenance	1,625	924	701	75.9%
Amortization of developed technologies	4,662	4,933	(271)	(5.5)%
Total software-related cost of revenue	32,406	32,883	(477)	(1.5)%
Sequencing and molecular analysis	4,545	8,055	(3,510)	(43.6)%
Home health care services	1,471	3,331	(1,860)	(55.8)%
Total cost of revenue	$38,422	$44,269	$(5,847)	(13.2)%
Comparison of the years ended December 31, 2019 and 2018
Cost of revenue decreased $5.8 million, or 13.2%, from $44.3 million in the year ended December 31, 2018 to $38.4 million for the year ended December 31, 2019. The decrease is related to declines in all categories, with the primary drivers in the sequencing and molecular analysis and home health care services categories.
Total software-related cost of revenue was essentially flat from $32.9 million in the year ended December 31, 2018 to $32.4 million for the year ended December 31, 2019. SaaS related cost of revenue was flat due to a reduction of professional services costs and a decrease in amortization expense related to capitalized internal use software for NaviNet, offset by lower capitalization of labor cost for internally developed software. Software and hardware cost of revenue declined due primarily to the write-off of certain inventory in 2018 and a decrease in stock-based compensation expense due to fully vested grants and terminations. Maintenance cost of revenue increased as related to higher personnel costs due to an increase in headcount and higher professional services costs.
Sequencing and molecular analysis cost of revenue decreased $3.5 million, or 43.6%, from $8.1 million in 2018 compared to $4.5 million in 2019. The decrease reflected the reduction in GPS cost of revenue due to a lower volume of GPS test deliveries as a result of lower orders.
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
In addition, the cost of revenue is recorded as defined by the applicable contract with our clients and as outlined in the amended and restated Reseller Agreement ("Reseller Agreement") for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics. On December 18, 2017, the Company and NantOmics executed Amendment No. 1 to the Second Amended Reseller Agreement to allow fee adjustments with respect to services completed by NantOmics between the amendment effective date of October 1, 2017 to June 30, 2018. On April 23, 2019, the Company and NantOmics executed Amendment No. 2 to the Second Amended Reseller Agreement to adjust the fixed fee with respect to services completed by NantOmics between April 1, 2019 and December 31, 2020.

Home health care services cost of revenue decreased $1.9 million, or 55.8%, from $3.3 million for the year ended December 31, 2018 to $1.5 million for the year ended December 31, 2019. This decrease was due to the sale of our home health care services business in June 2019.
Selling, General and Administrative

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2019	2018	2019 vs. 2018
	Amount	Amount	Amount	Percentage
Selling, general and administrative	$61,043	$70,763	$(9,720)	(13.7)%
Comparison of the years ended December 31, 2019 and 2018
Selling, general and administrative expenses decreased $9.7 million, or 13.7%, from $70.8 million to $61.0 million for the years ended December 31, 2018 and 2019, respectively.

The decrease is related to a $2.3 million decrease in professional service costs resulting from the timing of project based advisory and consulting services, a $2.1 million decrease in stock-based compensation expense compared to the prior year period due to fully vested grants and terminations, a $2.5 million decrease in other general and administrative costs due to various cost savings measures, a $1.4 million decrease in sales and marketing related costs, a $1.3 million net decrease in corporate shared services net allocation from our parent company, offset by the $0.6 million loss on sale of our home health care services business in June 2019.
Research and Development

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2019	2018	2019 vs. 2018
	Amount	Amount	Amount	Percentage
Research and development	$19,072	$20,916	$(1,844)	(8.8)%
Comparison of the years ended December 31, 2019 and 2018
Research and development expenses decreased $1.8 million, or 8.8%, from $20.9 million in 2018 to $19.1 million in 2019. The decrease is due to a $0.7 million reduction to stock-based compensation expense related to fully vested grants and terminations, a $1.0 million decrease in personnel related expenses as a result of lower headcount, and a $0.7 million reduction in computer and equipment costs related to various cost saving measures. The decreases were partially offset by a $0.5 million increase to bonus expense due to a higher bonus payout rate in 2019 as compared to 2018.
Interest Expense, Net

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2019	2018	2019 vs. 2018
	Amount	Amount	Amount	Percentage
Interest expense, net	$(18,044)	$(17,120)	$(924)	5.4%
Comparison of the years ended December 31, 2019 and 2018
Interest expense, net, increased by $0.9 million, from $17.1 million for the year ended December 31, 2018 to $18.0 million for the year ended December 31, 2019. This increase is due to a $0.6 million increase in interest expense from the amortization of debt discounts on our convertible notes issued in 2016 and a $0.3 million increase in interest expense from our note with NantCapital, due to interest accruals.

Please see the section entitled "Liquidity and Capital Resources" below and Note 20 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our convertible notes and the note with NantCapital.
Other Expense, net

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2019	2018	2019 vs. 2018
	Amount	Amount	Amount	Percentage
Other expense, net	$(5,625)	$(17,876)	$12,251	(68.5)%
Comparison of the years ended December 31, 2019 and 2018
Other expense, net decreased by $12.3 million, from $17.9 million for the year ended December 31, 2018 to $5.6 million for the year ended December 31, 2019. The expense during 2019 was mainly driven by a $5.0 million increase in the fair value of the Bookings Commitment liability, as a result of changes in the cost of debt due to macroeconomic factors and the passage of time.
Loss from Related Party Equity Method Investment

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2019	2018	2019 vs. 2018
	Amount	Amount	Amount	Percentage
Loss from related party equity method Investment	$(8,317)	$(108,409)	$100,092	(92.3)%
Comparison of the years ended December 31, 2019 and 2018
For the year ended December 31, 2019, the loss from our equity method investment decreased $100.1 million compared to the prior year, from $108.4 million during the year ended December 31, 2018 to $8.3 million during the year ended December 31, 2019.

This decrease was primarily due to other than temporary impairment charges of $95.2 million recognized during the year ended December 31, 2018 and a reduction in the amount of pro rata share of losses from our investment in NantOmics during the year ended December 31, 2019. We report our share of NantOmics' loss and the amortization of basis difference using a one quarter lag.
Provision for (Benefits from) Income taxes

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2019	2018	2019 vs. 2018
	Amount	Amount	Amount	Percentage
Benefit from income taxes	$(112)	$(3,673)	$3,561	(97.0)%
Comparison of the years ended December 31, 2019 and 2018
For the year ended December 31, 2019, the benefit from income taxes in continuing operations was $0.1 million, compared with a $3.7 million benefit from income taxes during the year ended December 31, 2018.

The 2019 tax benefit is mainly due to the reduction of excess deferred tax liabilities in certain jurisdictions.

The 2018 tax benefit is mainly due to the Tax Cuts and Jobs Act of 2017 which allowed NOLs generated in 2018 to be carried forward indefinitely.

Loss from Discontinued Operations, Net of Income Taxes

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2019	2018	2019 vs. 2018
	Amount	Amount	Amount	Percentage
Loss from discontinued operations, net of income taxes	$(118)	$(1,719)	$1,601	(93.1)%

For the year ended December 31, 2019, the loss from discontinued operations, net of tax decreased by $1.6 million compared to the prior year period. This decline can be attributed to the decreased activity related to the Allscripts transaction that occurred in 2017.

Liquidity and Capital Resources
Sources of Liquidity

As of December 31, 2019, we had cash and cash equivalents of $5.2 million, compared to $18.3 million as of December 31, 2018, of which $0.2 million and $0.1 million, respectively, related to foreign subsidiaries. We believe that our existing cash, cash equivalents, the $47.3 million received from sale of the Connected Care Business in February 2020, and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the financial statements. We continue to have our Chairman and CEO’s intent and ability to support our operations with additional funds as required. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital have been the private placement of membership interests prior to the IPO, debt financing agreements, including the NantCapital Note and Convertible Notes, our IPO, and proceeds from the sale of components of our business.

Convertible Notes

In December 2016, we entered into a purchase agreement (the “Purchase Agreement”) with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90.0 million in aggregate principal amount of our 5.50% Convertible Senior Notes due 2021 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the "Securities Act"). In December 2016, we entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P., an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (“Cambridge”), to issue and sell $10.0 million in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the overallotment by the Initial Purchasers, we issued an additional $7.0 million principal amount of the Convertible Notes. The total net proceeds from this offering were approximately $102.7 million, comprised of $9.9 million from Cambridge and $92.8 million from the Initial Purchasers, after deducting the Initial Purchasers’ discount and debt issuance costs of $4.3 million in connection with the Convertible Notes offering.

On December 21, 2016, we entered into an Indenture, relating to the issuance of the Convertible Notes (the “Indenture”), by and between us and U.S. Bank National Association, as trustee (the “Trustee”). The interest rates are fixed at 5.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2017. The Convertible Notes will mature on December 15, 2021, unless earlier repurchased by us or converted pursuant to their terms. The initial conversion rate of the Convertible Notes is 82.3893 shares of common stock per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $12.14 per share). Prior to the close of business on the business day immediately preceding September 15, 2021, the Convertible Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2017 (and only during such calendar quarter), if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sales price of our common stock on such trading day is greater than or equal to 120% of the conversion price on such trading day; (2) during the five-business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. Upon conversion, the Convertible Notes will be settled in cash, shares of our common stock or any combination thereof at our option.

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

NantCapital Notes

In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of December 31, 2019, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note to June 15, 2022 and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On August 8, 2018, we executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, interest payments on outstanding amounts are due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows us to request advances, up to a maximum commitment of $100.0 million. Advances can be requested of up to $10.0 million per calendar quarter until March 31, 2019 and following that, up to $20.0 million per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes. The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for us to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At December 31, 2019, the Company was in compliance with the covenants.

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

Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Year Ended December 31,
	2019	2018
Cash used in:
Operating activities	$(8,765)	$(29,632)
Investing activities	(4,290)	(10,478)
Financing activities	(32)	(2,159)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(300)
Net decrease in cash, cash equivalents and restricted cash	$(13,062)	$(42,569)
To date, our operations have been primarily financed through the proceeds from related party promissory notes, the Convertible Notes, and through equity issuances, including net cash proceeds from our IPO. In June 2016, we sold 6,900,000 shares of common stock at a price of $14.00 per share, which includes 400,000 shares sold to the underwriter upon exercise of their overallotment option to purchase additional shares of our Company. We raised net proceeds of $83.6 million from our IPO, after underwriting fees, discounts and commissions of $4.9 million and other offering costs of $8.1 million. In December 2016, we issued Convertible Notes to related party and others for aggregate net proceeds of $102.7 million, $9.9 million from Cambridge, and $92.8 million from others, after deducting underwriting discounts and commissions and offering costs of $4.3 million.
Operating Activities
Our cash flows from operating activities have been driven by rate of revenue, billings, and collections, the timing and extent of spending to support product development efforts and enhancements to existing services, the timing of general and administrative expenses, and the continuing market acceptance of our solution.
In addition, our net loss in the year ended December 31, 2019 has been significantly greater than our use of cash for operating activities due to the inclusion of substantial noncash charges.
Cash used in operating activities of $8.8 million in the year ended December 31, 2019 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. In the year ended December 31, 2019, $48.1 million, or 77%, of our net loss of $62.8 million consisted of noncash items, including $22.4 million of depreciation and amortization expense, $8.3 million loss from our related party equity method investment, $5.7 million amortization of debt discounts and deferred financing offering costs, a $5.0 million increase in the fair value of the Bookings Commitment liability, $4.0 million impairment of intangible assets, and $2.8 million in stock-based compensation expense. Certain of our securities litigation (see Part I. Item 3. Legal Proceedings) costs are covered and paid directly by insurance, with $17.1 million of costs recorded in accrued and other current liabilities and a corresponding $16.6 million of insurance receivables recognized in prepaid expenses and other current assets.
Changes in working capital increased cash by $5.9 million in the year ended December 31, 2019. The change in cash was primarily attributable to a $17.4 million increase in accrued and other liabilities, a $16.6 million increase in prepaid expenses and other current assets, a $6.0 million increase in related party payables, net, a $4.9 million reduction in deferred revenues, and a $3.3 million reduction in accounts receivable.
Cash used in operating activities of $29.6 million in the year ended December 31, 2018 was a result of our continued investments in sales and marketing, research and development, costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the year ended December 31, 2018, $156.6 million, or 81%, of our net loss of $192.2 million consisted of noncash items, including a $108.4 million loss from our related party equity method investment, $22.4 million of depreciation and amortization, $16.9 million increase in the fair value of the Bookings Commitment liability, $5.7 million in stock-based compensation, and $5.0 million amortization of debt discounts and deferred financing offering costs, partially offset by a $3.8 million decrease in deferred tax liabilities, net.
Cash used in operating activities in the year ended December 31, 2018 included a $1.7 million reduction in accounts payable, a $4.8 million reduction in accrued and other liabilities, a $3.8 million decrease in net deferred tax liabilities, net, and a $0.6 million decrease in deferred revenue. The cash used in operating activities was offset by a $3.1 million cash inflow due to the change in other assets and liabilities, a $2.3 million decrease in prepaid expenses and other current assets, a $0.3 million decrease in inventories, and an increase of $6.0 million in related party payables, net.

Investing Activities
Our primary investing activities have consisted of acquisitions to expand our features and functionality of NantHealth solutions and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure.
We used $4.3 million of cash in investing activities in the year ended December 31, 2019, primarily attributed to investment in internally developed software.

We used $10.5 million of cash in investing activities in the year ended December 31, 2018, primarily comprised of purchases of equipment and investments in our capitalized software.
Financing Activities
Cash used in financing activities during the year ended December 31, 2019 were primarily attributed to proceeds from, net of repayments of, an insurance promissory note, offset by payments to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”) and restricted stock units.

Cash used in financing activities in the year ended December 31, 2018 of $2.1 million was due to payments to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares.
Contractual Obligations, Commitments and Contingencies
Our principal commitments consist of obligations under our outstanding debt obligations, noncancelable leases for our office space and certain equipment and vendor contracts to provide research services, and purchase obligations and minimum commitments under license agreements and reseller agreements. The following table summarizes these contractual obligations as of December 31, 2019 in thousands:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchasing obligations	$381,000	$2,500	$51,000	$76,000	$251,500
Long term debt obligations:
Related party promissory note	154,685	—	154,685	—	—
Related party convertible notes	10,000	—	10,000	—	—
Other convertible notes	97,000	—	97,000	—	—
Operating leases and capital leases obligations	17,485	3,192	6,127	5,802	2,364
Total Obligations	$660,170	$5,692	$318,812	$81,802	$253,864
In September 2016, we entered into a Second Amended and Restated Reseller Agreement ("Reseller Agreement") for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics, with an effective date of June 19, 2015. The Reseller Agreement has a contract period from June 2015 through December 31, 2020, subject to three potential three-year renewal options if we meet certain GPS Cancer thresholds. We agreed to pay NantOmics noncancelable annual minimum fees of $2.0 million for each of the calendar years from 2016 through 2020, and subject to us exercising at least one of our renewal options, we are required to pay annual minimum fees to NantOmics of $25.0 million for each of the calendar years from 2021 through 2023 and $50.0 million per year for each of the calendar years from 2024 through 2029. We have the ability to terminate the Reseller Agreement without cause. The Reseller Agreement permits us to use vendors other than NantOmics to provide any or all of the services that are currently being provided by NantOmics and clarifies that we are responsible for order fulfillment and branding.
New Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements for a discussion of new accounting standards.

Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet arrangements.
Related Party Transactions
See Note 20 to the accompanying Consolidated Financial Statements for a discussion of related party transactions.
Critical Accounting Policies and Significant Judgments and Estimates
This Management’s Discussion and Analysis of our Results of Operations and Liquidity and Capital Resources is based on our Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider policies relating to the following matters to be critical accounting policies:

•	Revenue from Contracts with Customers;

•	Stock-Based Compensation;

•	Change in fair value of Bookings Commitment;

•	Income Taxes;

•	Leases;

•	Business Combinations;

•	Software Developed for Internal Use;

•	Goodwill and Intangible Assets; and

•	Investment in Related Party.

For a discussion of each of our critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 2, "Summary of Significant Accounting Policies," to the accompanying Consolidated Financial Statements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2019, we had $5.2 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Credit Risk
Our cash equivalents are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
Foreign Currency Risk
We maintain offices in the United Kingdom and have selected clients in the Canada, Europe, the Middle East, Southeast Asia and United Kingdom. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2019 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Item 8. Consolidated and Combined Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of NantHealth, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NantHealth, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Los Angeles, California
February 28, 2020

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	5,243	$18,305
Accounts receivable, net	10,918	15,286
Inventories	798	496
Related party receivables, net	823	1,007
Prepaid expenses and other current assets	20,131	4,350
Total current assets	37,913	39,444
Property, plant, and equipment, net	16,095	22,978
Goodwill	115,930	115,930
Intangible assets, net	51,848	64,703
Investment in related party	31,702	40,000
Related party receivable, net of current	1,108	1,611
Operating lease right-of-use assets	10,073	—
Other assets	1,818	1,671
Total assets	$266,487	$286,337

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,951	$1,650
Accrued and other current liabilities	32,444	13,832
Deferred revenue	16,748	16,263
Related party payables, net	4,120	4,791
Notes payable	238	—
Total current liabilities	57,501	36,536
Deferred revenue, net of current	1,286	6,704
Related party liabilities	24,227	17,708
Related party promissory note	112,666	112,666
Related party convertible note, net	8,864	8,378
Convertible notes, net	84,648	79,433
Deferred income taxes, net	1,879	2,437
Operating lease liabilities	11,010	—
Other liabilities	21,542	19,644
Total liabilities	323,623	283,506
Commitments and Contingencies (Note 15)

Stockholders' equity (deficit)
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 110,619,678 and 109,491,277 shares issued and outstanding at December 31, 2019 and 2018, respectively	11	11
Additional paid-in capital	889,955	887,289
Accumulated deficit	(946,884)	(884,122)
Accumulated other comprehensive loss	(218)	(347)
Total stockholders' (deficit) equity	(57,136)	2,831
Total liabilities and stockholders' equity (deficit)	$266,487	$286,337
The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenue
Software-as-a-service related	$72,831	$65,646
Software and hardware related	8,015	4,534
Maintenance	10,519	9,834
Total software-related revenue	91,365	80,014
Sequencing and molecular analysis	1,733	3,129
Home health care services	2,863	6,321
Total net revenue	95,961	89,464

Cost of Revenue
Software-as-a-service related	23,233	23,691
Software and hardware related	2,886	3,335
Maintenance	1,625	924
Amortization of developed technologies	4,662	4,933
Total software-related cost of revenue	32,406	32,883
Sequencing and molecular analysis	4,545	8,055
Home health care services	1,471	3,331
Total cost of revenue	38,422	44,269

Gross Profit	57,539	45,195

Operating Expenses
Selling, general and administrative	61,043	70,763
Research and development	19,072	20,916
Amortization of acquisition-related assets	4,217	4,217
Impairment of intangible asset	3,977	—
Total operating expenses	88,309	95,896
Loss from operations	(30,770)	(50,701)
Interest expense, net	(18,044)	(17,120)
Other expense, net	(5,625)	(17,876)
Loss from related party equity method investment	(8,317)	(108,409)
Loss from continuing operations before income taxes	(62,756)	(194,106)
Benefit from income taxes	(112)	(3,673)
Net loss from continuing operations	(62,644)	(190,433)
Loss from discontinued operations, net of tax	(118)	(1,719)
Net loss	$(62,762)	$(192,152)

Basic and diluted net loss per share
Continuing operations - common stock	$(0.57)	$(1.74)
Discontinued operations - common stock	$—	$(0.02)
Total net loss per share - common stock	$(0.57)	$(1.76)

Weighted average shares outstanding
Basic - common stock	110,351,638	109,168,798
Diluted - common stock	110,468,372	109,168,798

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(62,762)	$(192,152)
Other comprehensive income (loss) from foreign currency translation	129	(203)
Total other comprehensive income (loss)	129	(203)
Comprehensive loss	$(62,633)	$(192,355)
The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2017	108,383,602	$10	$886,669	$(693,233)	$(144)	$193,302
Modified retrospective adjustment on adoption of ASC 606	—	—	—	1,263	—	1,263
Stock-based compensation expense	—	—	5,936	—	—	5,936
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	1,107,675	1	(2,067)	—	—	(2,066)
Assignment of NantHealth Labs (see Note 20)	—	—	(3,249)	—	—	(3,249)
Other comprehensive loss	—	—	—	—	(203)	(203)
Net loss	—	—	—	(192,152)	—	(192,152)
Balance at December 31, 2018	109,491,277	11	887,289	(884,122)	(347)	2,831
Stock-based compensation expense	—	—	2,910	—	—	2,910
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	1,128,401	—	(264)	—	—	(264)
Assignment of NantHealth Labs (see Note 20)	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	129	129
Net loss	—	—	—	(62,762)	—	(62,762)
Balance at December 31, 2019	110,619,678	$11	$889,955	$(946,884)	$(218)	$(57,136)
The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(62,762)	$(192,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of business	582	—
(Recovery of) provision for bad debt	(67)	7
Depreciation and amortization	22,362	22,355
Impairment of intangible assets	3,977	—
Loss from related party equity method investment	8,317	108,409
Amortization of debt discounts and deferred financing offering cost	5,702	5,018
Change in fair value of derivatives liability	—	(7)
Change in fair value of Bookings Commitment	5,036	16,947
Impairment of equity securities	—	1,750
Deferred income taxes, net	(560)	(3,769)
Stock-based compensation	2,786	5,657
Other noncash expense	—	219
Changes in operating assets and liabilities, net of business combinations and divestitures:
Accounts receivable, net	3,316	406
Inventories	(302)	343
Related party receivables, net	687	(306)
Prepaid expenses and other current assets	(16,629)	2,270
Deferred implementation costs	—	48
Accounts payable	1,363	(1,667)
Accrued and other current liabilities	17,425	(4,822)
Deferred revenue	(4,933)	570
Related party payables, net	5,961	6,026
Change in operating lease right-of-use assets and liabilities	(418)	—
Other operating assets and liabilities	(608)	3,066
Net cash used in operating activities	(8,765)	(29,632)

Cash flows from investing activities
Proceeds from sale of business, net of cash disposed	300	—
Assignment of NantHealth Labs, net of cash acquired (see Note 20)	—	68
Purchase of property and equipment including internal use software	(4,590)	(10,546)
Net cash used in investing activities	(4,290)	(10,478)

Cash flows from financing activities
Proceeds from insurance promissory note	1,647	—
Repayments of insurance promissory note	(1,409)	—
Tax payments related to stock issued, net of stock withheld, for vested equity	(270)	(2,066)
Capital lease obligation payments	—	(93)
Net cash used in financing activities	(32)	(2,159)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(300)
Net decrease in cash, cash equivalents and restricted cash	(13,062)	(42,569)
Cash, cash equivalents and restricted cash, beginning of period (1)	19,441	62,010
Cash, cash equivalents and restricted cash, end of period (1)	$6,379	$19,441

NantHealth, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2019	2018
Supplemental disclosure of cash flow information
Income taxes paid	$318	$15
Interest paid	$5,909	$5,885
Interest received	—	13
Noncash investing and financing activities
Purchases of property and equipment (including internal use software)	1,068	529
Assignment of NantHealth Labs (see Note 20)	—	8,956
(1) Cash and cash equivalents included restricted cash of $1,136, $1,136, and $350 at December 31, 2019, 2018, and 2017 included in other assets, respectively. Restricted cash consists of funds that are contractually restricted as to usage or withdrawal related to the Company's security deposits in the form of standby letters of credit for leased facilities. No amounts have been drawn upon the letters of credit as of December 31, 2019.

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
As of December 31, 2019, the Company conducted the majority of its operations in the United States, the United Kingdom, Singapore and Canada.
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of NantHealth and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The results of operations of the entities disposed of are included in the Consolidated Financial Statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations.

The Company believes its existing cash, cash equivalents, the $47,250 received from sale of the Connected Care Business in February 2020 (see Note 23), and its ability to borrow from affiliated entities will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements. The Company continues to have its Chairman and CEO’s intent and ability to support the Company’s operations with additional funds as required. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. The Company may also consider selling off components of its business. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“NantCapital”) and its convertible notes, its IPO, and proceeds from the sale of components of its business.

Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates. The estimates and assumptions used in the accompanying Consolidated Financial Statements are based upon management’s evaluation of the relevant facts and circumstances at the balance sheet date. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable allowance, inventory provisions, useful lives of long-lived assets and intangible assets, income taxes, stock-based compensation, impairment of long-lived assets and intangible assets, expected performance against minimum reseller commitments and the fair value of its investments and derivatives liability. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented.

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
Revenue from Contracts with Customers

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of sales taxes collected from customers, which are subsequently remitted to governmental authorities. The Company’s revenue is generated from the following sources:

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

•
Maintenance - Maintenance revenue includes ongoing PCS or maintenance on software and hardware during the PCS term. Additionally, PCS includes ongoing development of software updates and upgrades provided to the client on a when and if available basis. Revenue is recognized over the maintenance term.

•
Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and molecular analysis of DNA and RNA (and formerly proteomic testing) under the Company's reseller agreement with NantOmics, LLC ("NantOmics"), and from blood samples via its liquid/blood-based tumor profiling platform through the Company’s subsidiary, NantHealth Labs, Inc. ("NantHealth Labs", formerly Liquid Genomics, Inc.) (see Note 20). Revenue is recognized at a point in time, when reports of results are transferred to the ordering physician or institution, or when cash is received as described below, or ratably over time for the period of a stand-ready obligation to provide blood-based tumor profiling services.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

•
Home health care services - Home health care services revenue includes the sale of nursing and therapy services provided to patients in a home care setting. These revenues are recognized at a point in time or over time, as services are provided. On June 7, 2019, the Company completed the divestiture of its home health care services business (see Note 4).

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

Contracts with Software, Hardware, and Implementation Services

The Company has some contracts where it provides implementation services involving significant integration of its licensed software and hardware, with customer networks that maintain patient electronic health records. These contracts represent a single performance obligation to the customer for a combined output due to the significant service of integrating the hardware, software and professional services. Revenue for the single performance obligation is recognized over time based on direct implementation labor hours, as a measure of progress.

In certain of those contracts, the Company’s performance also requires significant customization of its licensed software. For such contracts, the Company records revenue over time using the percentage of completion method to estimate the satisfaction of its performance obligations. However, where the Company lacks history and experience with certain projects involving the development of software according to customer specified criteria, the Company may be initially unable to reasonably estimate total direct software development labor hours to be expected under the project. As a result, the Company would not be able to reasonably measure its progress toward complete satisfaction of its single performance obligation.

As a result, in these contracts, the Company commences recognizing revenue when it concludes that it can reasonably measure its progress and determine that costs will be recoverable, which is typically at or near the time of the customers' acceptance of the software and the related professional services. At that point, substantially all of the uncertainty related to its ability to reasonably estimate direct labor hours required to satisfy its performance obligations have been resolved, and the Company is able to reasonably measure the remaining progress toward complete satisfaction of its remaining professional services obligations. In such cases, the Company commences recording revenue, at the date of meeting the customer acceptance criteria, with a cumulative catch up for the work performed to date using direct labor hours as a measure of progress consistent with other contracts involving software, hardware and implementation services. Recognition will continue for its performance obligation over the remaining performance period using the same measure of progress. A provision for the entire loss, from such a contract is recognized in any period it becomes evident that the contract will not be profitable.

Other contracts for perpetual software licenses, hardware, and implementation services do not include a service of software development or significant integration. Therefore, the perpetual software licenses, hardware, and implementation services are considered separate, distinct performance obligations. Software revenue is recognized upon the later of the license term commencement or the date the software is provided to the customer, hardware revenue is recognized upon delivery, and implementation revenue is recognized over time based on direct implementation labor hours, as a measure of progress.

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
Cost of Revenue

Cost of revenue includes associated salaries and fringe benefits, stock-based compensation, consultant costs, direct reimbursable travel expenses, depreciation related to software developed for internal use, depreciation related to lab equipment, and other direct engagement costs associated with the design, development, sale and installation of systems, including system support and maintenance services for customers. System support includes ongoing customer assistance for software updates and upgrades, installation, training and functionality. All service costs, except development of internal use software and deferred implementation costs are expensed when incurred. Amortization of deferred implementation costs are also included in cost of revenue. Cost of revenue associated with each of the Company’s revenue sources consists of the following types of costs:

•
Software-as-a-service related - SaaS related cost of revenue includes personnel-related costs, amortization of deferred implementation costs, depreciation of internal use software, and other direct costs associated with the delivery and hosting of the Company's subscription services.

•
Software and hardware related - Software and hardware related cost of revenue includes third-party software and hardware costs directly associated with solutions, including purchasing and receiving costs, and includes direct costs associated with the Company’s software implementation services provided to its customers. Software and hardware related cost of revenue also includes hardware costs directly related to bringing manufactured products to their final selling destination.

•	Maintenance - Maintenance cost of revenue includes personnel-related costs and other direct costs associated with the ongoing support or maintenance provided to the Company’s customers.

•
Sequencing and molecular analysis - Sequencing and molecular analysis cost of revenue includes personnel-related costs associated with fulfillment of these services, including those of our subsidiary, NantHealth Labs, and amounts due to NantOmics under the reseller agreement (see Note 20) for the sequencing and molecular analysis of DNA and RNA (and previously proteomic results). It also includes depreciation of internal use software and lab equipment.

•
Home health care services - Home health care services cost of revenue includes direct expenses relating to the Company’s nursing and therapy services provided to patients in a home care setting. On June 7, 2019, the Company completed the divestiture of its home health care services business (see Note 4).

Selling, General and Administrative Expenses
Selling, general and administrative expense consists primarily of personnel-related expenses for the Company's sales and marketing, finance, legal, human resources, administrative associates, stock-based compensation, advertising and marketing promotions of NantHealth solutions, and corporate shared services fees from NantWorks. This includes amortization of deferred commission costs. It also includes trade show and event costs, sponsorship costs, point of purchase display expenses and related amortization as well as legal costs, facility costs, consulting and professional fees, insurance and other corporate and administrative costs.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Research and development expense consist primarily of personnel-related costs for associates working on development of solutions, including salaries, benefits, and stock-based compensation. Also included are non-personnel costs such as consulting and professional fees to third-party development resources. These costs incurred in the research and development of new software products and maintenance to existing software products are expensed as incurred. These costs are associated with both the preliminary project stage and post-implementation stage of internally developed software. Costs associated with the application development stage are capitalized.
Stock-Based Compensation
The Company accounts for stock-based compensation arrangements granted to employees in accordance with ASC 718, Compensation–Stock Compensation, by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award.

The Company accounts for stock-based compensation arrangements issued to nonemployees using the fair value approach prescribed by ASC 505-50, Equity-Based Payments to Non-Employees. Prior to January 1, 2019 when the Company adopted Accounting Standards Update ("ASU") No. 2018-07, Improvement to nonemployee share-based payment accounting, the value of nonemployee stock-based compensation was re-measured at the end of each reporting period until the award vests and is recognized as stock-based compensation expense over the period during which the nonemployee provides the services. After the adoption of ASU No. 2018-07, the value of nonemployee stock-based compensation is measured at the grant date fair value of the award and the resulting expense is recognized over the period during which the nonemployee provides the services.

Stock-based compensation expense for both employee and nonemployee awards is recognized on a straight-line basis over the appropriate service period for awards that are only subject to service conditions and is recognized using the accelerated attribution method for awards that are subject to performance conditions. Stock-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved.

All excess tax benefits and tax deficiencies are recognized as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. The recognition of excess tax benefits is not deferred until the benefit is realized through a reduction to taxes payable. When the Company applies the treasury stock method in calculating diluted earnings per share, excess tax benefits, if applicable, and deficiencies from the calculation of assumed proceeds are excluded since such amounts are recognized in the income statement. Excess tax benefits if applicable, are classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows.
The Company has elected to account for forfeitures when they occur. Cash paid by the Company when directly withholding shares for tax withholding purposes is classified as a financing activity in the Consolidated Statements of Cash Flows (see Note 16 and Note 18).
For information regarding the Company's Retired Profits Interests Plan, Phantom Unit Plan, and 2016 Equity Incentive Plan, see Note 18.
Change in Fair Value of Derivative Liability
The Company has classified the interest make-whole provision of its convertible notes and related party convertible note due December 2021 and issued in December 2016 as a derivative liability as part of other liabilities and related party liabilities, respectively, in the Consolidated Balance Sheets and is recorded at fair value. This derivative liability is subject to re-measurement at each balance sheet date, and the Company recognizes any change in fair value in the Company's Consolidated Statements of Operations as a change in fair value of the derivative liability. The change in the fair value of this derivative liability is primarily due to the change in the value of the Company's common stock (see Note 13).

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Change in Fair Value of Bookings Commitment
The Company has classified the Bookings Commitment assumed upon the disposal of the provider/patient engagement solutions business described in Note 4 as part of accrued and other current liabilities and other liabilities in the Consolidated Balance Sheets. This liability is subject to re-measurement at each balance sheet date, and the Company recognizes any changes in fair value within other income/expense, net. The fair value of the liability is estimated using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The change in the fair value of this liability is primarily due to changes in the costs of debt based on a yield curve and the passage of time (see Note 13).

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at December 31, 2019, the fair value of the liability would increase by $3,251.
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

As part of the process of preparing its Consolidated Financial Statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which the Company conducts business. This process involves estimating the actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in the Company's Consolidated Balance Sheets. The Company then evaluates on a periodic basis the probability that the net deferred tax assets will be recovered and therefore realized from future taxable income and to the extent the Company believes that recovery is not more likely than not, a valuation allowance is established to address such risk resulting in an additional related provision for income taxes during the period.

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

The Company has a valuation allowance due to management’s overall assessment of risks and uncertainties related to its future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses ("NOLs"), carry forward temporary differences and future tax deductions.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Foreign Currency Translation
 The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in the United Kingdom, Canada and Singapore. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss until the translation adjustments are realized.
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
Leases
Prior to the adoption of ASC 842 on January 1, 2019, the Company charged rental expense associated with operating leases to selling, general and administrative expenses on a straight-line basis.

Below are the Company's policies following the adoption of ASC 842 on January 1, 2019.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on the Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, net, other current liabilities, and other liabilities on the Consolidated Balance Sheets. The Company currently does not have any finance leases.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company's leases do not provide an implicit rate; therefore, the Company uses the incremental borrowing rate based on the information available at commencement date, or at January 1, 2019 for the Company's leases on transition to ASC 842, in determining the present value of future payments. The operating lease ROU asset excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1.

The Company's fair value estimate of the Bookings Commitment and convertibles notes and interest make-whole provision of the convertible notes are based on Level 3 inputs.
Cash and Cash Equivalents
The Company considers all unrestricted, highly liquid investments with an initial maturity of three months or less to be cash equivalents. These amounts are stated at cost, which approximates fair value. At December 31, 2019 and 2018, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. Cash and cash equivalents are maintained at stable financial institutions, generally at amounts in excess of federally insured limits, which represents a concentration of credit risk. The Company has not experienced any losses on deposits of cash and cash equivalents to date.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectibility of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against bad debt expense when identified.
Concentrations of Risk
The following table summarizes the number of customers that individually comprise greater than 10% of revenues and/or 10% of accounts receivable, and their aggregate percentages of total revenues and total billed and unbilled accounts receivable:

Period	Significant Customers	Percentage of Total Revenues (1)					Percentage of Total Accounts Receivable (1)
		A	B	C	D	E	A	B	C	D	E
Year Ended December 31, 2019	4	13.5%	11.1%	10.4%	—%	—%	—%	—%	—%	—%	20.1%
Year Ended December 31, 2018	4	15.2%	12.4%	11.6%	—%	—%	—%	—%	11.6%	10.8%	—%

(1) Amounts less than 10% are not disclosed.
Inventories
Inventories are stated at the lower of cost (first-in, first out basis) and net realizable value at December 31, 2019 and 2018.

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
Property, Plant and Equipment, net

Property, plant and equipment received in connection with business combinations are recorded at fair value. Property, plant and equipment acquired in the normal course of business are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets (see Note 8). Maintenance and repairs are charged to expense as incurred while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

If an optional qualitative goodwill impairment assessment is not performed, the Company is required to determine the fair value of each reporting unit. If a reporting unit’s carrying value is in excess of its fair value, such excess is recorded as an impairment loss. Under the accounting guidance, there is no requirement to perform a qualitative assessment for reporting units with zero or negative carrying values. The Company did not record any goodwill impairments in 2018 and 2019 (see Note 10).
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
Investment in Related Party
Investment in and advances to a related party in which the Company has a substantial ownership interest of approximately 20% to 50%, or for which the Company exercises significant influence but not control over policy decisions, are accounted for by the equity method. An investment in a limited liability company that is similar to a partnership is also accounted for under the equity method if more than minor influence over the operation of the investee exists (generally through more than 3-5% ownership). As part of that accounting, the Company recognizes gains and losses that arise from the issuance of stock by a related party that results in changes in the Company’s proportionate share of the dollar amount of the related party’s equity.
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
In the case of the Company's related party investee, NantOmics, a privately held limited liability company, the fair value of the related party equity method investment would be determined using the income approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations of the investee's future revenue, operating expenses, and earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. The related cash flow forecasts are discounted using an estimated weighted-average cost of capital ("WACC") at the date of valuation.
The Company believes the assumptions on projected financial information are reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The most impactful assumptions would include estimated revenues, estimated EBITDA margins and the WACC, as these three estimates represent the most significant drivers of the estimated fair value under the discounted cash flow model. It is reasonably possible that the estimate of the impairment will change in the near term if future NantOmics revenues are subsequently materially lower than expected; if significant adverse changes were to occur in its operating environment; if future EBITDA margins are materially lower than expected; if the Company was to determine that the WACC used in a future discounted cash flow model would need to be significantly increased; and/or if changes in other assumptions were to happen.
Qualitative matters that may impact the Company's estimates of the fair value of its equity investment in NantOmics include assumptions regarding the timing and ramp of provider, payer and pharma adoption of genomic and proteomic technology, intellectual property or services, accompanying market pricing pressures on its GPS Cancer test and resultant impact on amounts owed by the Company under a reseller arrangement to NantOmics, potential success of alternate diagnostic testing solutions from competitors, regulatory impacts, technological shifts and advances in diagnostic testing for cancer, and laboratory operational matters that may impact NantOmics’ ability to deliver its services in sufficient scale.
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

The Company previously determined that other than temporary impairments in the value of the investment in NantOmics have occurred, predominantly attributed to declines in the value of NantOmics' goodwill. These were primarily caused by altered pricing assumptions for the reseller agreement between the Company and NantOmics, changes in projected GPS Cancer revenue due to delays in the Company’s GPS Cancer revenue growth, and changes in the risk profile of the financial projections for NantOmics (see Note 11).

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
Deferred Revenue
The Company records deferred revenue when it receives cash from clients prior to meeting the applicable revenue recognition criteria. The Company uses judgment in determining the period over which the deliverables are recognized as revenue. As of December 31, 2019 and 2018, current and non-current deferred revenue are comprised of deferrals for fees related to software licenses, SaaS arrangements, PCS services, non-PCS services and other revenue. Non-current deferred revenue as of December 31, 2019 is expected to be recognized in a period more than 12 months after that date.
Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. The standard also eliminated the requirement to perform a qualitative assessment for reporting units with zero or negative carrying values. Upon adoption of ASU No. 2017-04, the goodwill impairment charge will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for the Company's annual and interim goodwill impairment tests beginning in the first quarter of 2023, and early adoption is permitted. The Company early adopted this ASU in the fourth quarter of 2019 with no impact to the Consolidated Financial Statements.

Effective January 1, 2019, the Company adopted ASC 842 and the related amendments, which is aimed at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases previously accounted for as operating leases. This led to the recognition upon adoption, of operating lease liabilities of $12,703, the short-term portion of which, $1,624 was recorded in accrued and other current liabilities. Operating lease right-of-use assets of $9,724 were recognized. The Company applied the new lease standard at the adoption date and did not restate comparative periods. There was no cumulative-effect adjustment recognized in accumulated deficit in the period of adoption. On adoption, the Company elected the package of transition practical expedients and therefore did not reassess: whether expired or existing contracts are or contain leases; the lease classification of expired or existing leases; initial direct costs for any existing leases (see Note 14).

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

Effective January 1, 2019, the Company adopted ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. The Company adopted this standard on January 1, 2019 with no impact on the Consolidated Financial Statements.

The SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, effective for filings submitted on or after November 5, 2018. The guidance extended to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04 to disclose changes in shareholders' equity. Under the requirements in SEC Regulation S-X, Rules 8-03(a)(5) and 10-01(a)(7), as amended by this new guidance, registrants must now analyze changes in shareholders' equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The Company has presented separate Consolidated Statements of Stockholders' Equity (Deficit) in its interim financial statements to satisfy this new disclosure requirement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Upcoming Accounting Standard Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the Company expects to collect over the instrument's contractual life. ASU No. 2016-13 is effective for fiscal periods beginning after December 15, 2022 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Company is still evaluating the effects of this ASU.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This ASU will become effective for the Company's annual and interim periods beginning in January 1, 2021, and early adoption is permitted. The Company is still evaluating the impact of this ASU.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, nor are believed by management to have, a material impact on the Company's present or future Consolidated Financial Statements.

Note 3. Revenue
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. There were revenues of $15,571 and $13,518 recognized during the years ended December 31, 2019 and 2018, respectively, that were included in the deferred revenue balance at the beginning of the period.

Contract assets are recognized when a contractual performance obligation has been satisfied, but payment is not due until the completion of additional performance obligations, or the right to receive payment becomes unconditional. Contract assets reduced to $59 at December 31, 2019 from $434 at December 31, 2018, due to payments from customers.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $2,032 and $1,163 at December 31, 2019 and December 31, 2018, respectively, and amortization during the years ended December 31, 2019 and 2018 was $937 and $605, respectively.

Where management is not able to conclude that the costs of a contract will be recovered, costs to obtain the contract are expensed as incurred.
Performance Obligations
As of December 31, 2019, the Company has allocated a total transaction price of $10,962 to unfulfilled performance obligations that are expected to be fulfilled within three years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

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

Allscripts conveyed to the Company 15,000,000 shares of Company's common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the acquired Business upon Disposition. Allscripts paid the Company $1,742 of cash consideration as an estimated working capital payment, and the Company recorded a receivable of $1,021 related to final working capital adjustments. The Company was also responsible for fulfilling certain customer service obligations of the Business post-closing. As of December 31, 2018, the Company accrued $1,372 in accrued and other current liabilities for these obligations, which included estimates for certain unresolved items. These and certain other outstanding amounts were settled by agreement on March 18, 2019 with net payment to the Company from Allscripts of $435.

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement. As of December 31, 2019 and 2018, the estimated fair value was $21,983 and $16,947, respectively.

During the year ended December 31, 2018, the Company recorded other income of $465, associated with the services under the transition services agreement.

The sale of the Business qualified as discontinued operations because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the Business represented a strategic shift in the Company’s operations as the sale enabled the Company to focus on genomic sequencing, clinical decision support, connected care and payer engagement.

Loss from discontinued operations, net of tax was $118 and $1,719 during the years ended December 31, 2019 and 2018, respectively, related to selling, general and administrative expenses.
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

Note 5. Accounts Receivable, net
Accounts receivable are included on the Consolidated Balance Sheets net of the allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts for the years ended December 31, 2019 and 2018 is as follows:

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Balance at beginning of the period	Additions to expense	(Write offs) / Recoveries	Balance at end of the period
Year ended December 31, 2019	$163	30	(84)	$109
Year ended December 31, 2018	$149	37	(23)	$163

Note 6. Inventories
Inventories as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Finished goods	92	496
Raw materials	706	—
Inventories	$798	$496

Note 7. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Prepaid expenses	$1,948	$1,179
Securities litigation insurance receivable	16,627	306
Other current assets	1,556	2,865
Prepaid expenses and other current assets	$20,131	$4,350

Accrued and other current liabilities of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Payroll and related costs	$8,106	$5,803
NaviNet acquisition accrued earn-out	—	1,700
Securities litigation expense payable	17,127	306
Operating lease liabilities	1,923	—
Other accrued and other current liabilities	5,288	6,023
Accrued and other current liabilities	$32,444	$13,832

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 8. Property, Plant and Equipment, net
Property, plant and equipment, net as of December 31, 2019 and 2018 consisted of the following:

		December 31,
	Useful life (in years)	2019	2018
Computer equipment and software	3-5	$14,689	$14,058
Furniture and equipment	5-7	2,766	3,732
Leasehold and building improvements (1)		7,201	7,450
Construction in progress - PPE		949	—
Property, plant, and equipment, excluding internal use software		25,605	25,240
Less: Accumulated depreciation and amortization		(19,981)	(17,884)
Property, plant and equipment, excluding internal use software, net		5,624	7,356
Internal use software	3	33,351	31,565
Construction in progress - Internal use software		2,973	903
Less: Accumulated depreciation and amortization, internal use software		(25,853)	(16,846)
Internal use software, net		10,471	15,622
Property, plant and equipment, net		$16,095	$22,978

(1) Useful lives for leasehold and building improvements represent the term of the lease or the estimated life of the related improvements, whichever is shorter.

Depreciation expense from continuing operations was $12,548 and $12,643 for the years ended December 31, 2019 and 2018, respectively, of which $9,028 and $9,189, respectively, related to internal use software costs.

Amounts capitalized to internal use software related to continuing operations for the years ended December 31, 2019 and 2018 were $3,800 and $6,690, respectively.
Note 9. Intangible Assets, net
The Company’s definite-lived intangible assets as of December 31, 2019 and 2018 consisted of the following:

	December 31, 2019
	Customer Relationships	Developed Technologies	Trade Name	Total
Gross carrying amount	$52,000	$32,000	$3,000	$87,000
Accumulated amortization	(13,866)	(18,286)	(3,000)	(35,152)
Intangible assets, net	$38,134	$13,714	$—	$51,848

	December 31, 2018
	Customer Relationships	Developed Technologies	Trade Name	Total
Gross carrying amount	$52,000	$36,700	$3,000	$91,700
Accumulated amortization	(10,400)	(14,347)	(2,250)	(26,997)
Intangible assets, net	$41,600	$22,353	$750	$64,703

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing and discontinued operations was $8,879 and $9,150 for the years ended December 31, 2019 and 2018, respectively.

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
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of December 31, 2019 is as follows:

Amounts
2020	$8,038
2021	8,038
2022	8,038
2023	3,467
2024	3,467
Thereafter	20,800
Total future intangible amortization expense	$51,848
Note 10. Goodwill
Goodwill as of both December 31, 2019 and 2018 was $115,930. On February 28, 2018, the Company recognized $1,305 of goodwill related to the assignment of NantHealth Labs (see Note 20).

Note 11. Investments
Equity method investment
Investment in NantOmics

In 2015, the Company purchased a total of 169,074,539 Series A-2 units of NantOmics, a related party of the Company, for an aggregate purchase price of $250,774. The Series A-2 units do not have any voting rights and, at the time of purchase, represented approximately 14.28% of NantOmics’ issued and outstanding membership interests. NantOmics is majority owned by NantWorks and delivers molecular diagnostic capabilities with the intent of providing actionable intelligence and molecularly driven decision support for cancer patients and their providers at the point of care.

The Company applies the equity method to account for its investment in NantOmics as the interest in the equity is similar to a partnership interest. Further, the Company has the ability to exert significant influence over the operating and financial policies of the entity since NantWorks controls both NantHealth and NantOmics. The difference between the carrying amount of the investment in NantOmics and the Company’s underlying equity in NantOmics’ net assets relate to both definite and indefinite-lived intangible assets. At the time of the purchase, the Company attributed $28,195 and $14,382 of these differences to NantOmics’ developed technologies and its reseller agreement with the Company, respectively, prior to the application of developed technology intangibles included in NantOmics net assets, and the remaining basis differences were attributed to goodwill. The Company amortizes the basis differences related to the definite-lived intangible assets over the assets’ estimated useful lives and records these amounts as a reduction in the carrying amount of its investment and an increase in its equity method loss.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

At December 31, 2018 and September 30, 2018, the Company determined that other-than-temporary-impairments of $14,768 and $80,444, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill. The decline in fair value at December 31, 2018 was primarily caused by altered pricing assumptions for the reseller agreement between the Company and NantOmics. The decline in fair value at September 30, 2018 was primarily caused by changes in projected GPS Cancer revenue, due to delays in the Company’s GPS Cancer revenue growth and changes in the risk profile of the financial projections for NantOmics. Refer to Note 2 for the accounting policy for the assessment of the fair value and determination of other-than-temporary-impairments of the Company's investment in related party.

At February 28, 2018, the Company transferred 9,088,362 of the Series A-2 units to NantOmics as consideration for the assignment of NantHealth Labs, Inc. (see Note 20). An additional 564,779 units were transferred by May 31, 2018. This reduced NantHealth's ownership of NantOmics to approximately 13.58%.

Pertaining to the Company's share of NantOmics' income or loss, amortization of basis differences, and other than temporary impairments, for the years ended December 31, 2019 and 2018, the Company recognized losses of $8,317 and $108,409, respectively.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. The Company used the following summarized financial information for NantOmics for the trailing twelve months ended September 30, 2019 and September 30, 2018 to record its equity investment method losses for the years ended December 31, 2019 and 2018, respectively:

	Twelve Months Ended September 30,
	2019	2018
Revenues	$4,126	$5,817
Gross loss	(3,653)	(8,528)
Loss from operations	(22,421)	(45,481)
Impairments on equity	(12,265)	(19,976)
Net loss	(29,695)	(61,031)
Net loss attributable to NantOmics	(29,317)	(59,622)
Other comprehensive income (loss)	502	(4,291)
Other investments
Investment in IOBS

On June 16, 2015, the Company invested $1,750 in Innovative Oncology Business Solutions, Inc. (“IOBS”) in exchange for 1,750,000 shares of IOBS Series A preferred stock. IOBS offers community oncology practices an alternative medical home model for oncology patients that improves health outcomes, enhances patient care experiences and significantly reduces costs of care. The shares of preferred stock represent 35.0% of the outstanding equity of IOBS on an as-converted basis. The Company applied the cost method to account for its investment because the preferred stock is not considered in-substance common stock, is not considered a debt instrument as the Company cannot unilaterally demand redemption of the preferred stock and the preferred stock does not have a readily determinable fair value.

As of December 31, 2019 and 2018, IOBS was considered a variable interest entity. The Company is not the primary beneficiary of IOBS because it only has the right to elect two of five directors. All major decisions of IOBS require the majority vote by the members of the board of directors, including decisions made to manage the business including hiring and firing of officers and other critical management functions. Therefore, the Company does not consolidate IOBS.

During July 2018, the management of IOBS informed their board of directors that a transition plan had been agreed to migrate all current customers of the company to a business partner, as IOBS was unable to profitably serve those customers. The management of IOBS continues to seek ways to monetize the intellectual property held by the company, but future cash flows are uncertain. Therefore, the Company concluded that the investment in IOBS was impaired as of June 30, 2018. Given the level of uncertainty on future cash flows and the limited assets of IOBS available for distribution, the Company concluded the fair value of the investment was $0 as of June 30, 2018 and recognized an impairment charge of $1,750 in other expense, net. No other arrangements exist that could require the Company to provide additional financial support or otherwise expose the Company to a loss.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 12. Convertible Notes
In December 2016, the Company entered into the Purchase Agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90,000 in aggregate principal amount of its 5.50% senior convertible notes due 2021 ("Convertible Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons pursuant to Regulation S under the Securities Act. In December 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P. (“Cambridge”), an entity affiliated with Dr. Patrick Soon-Shiong, the Company’s Chairman and Chief Executive Officer, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the overallotment by the Initial Purchasers, the Company issued an additional $7,000 principal amount of the Convertible Notes. The total net proceeds from this offering were approximately $102,714 ($9,917 from Cambridge and $92,797 from the Initial Purchasers) after deducting the Initial Purchasers’ discount and debt issuance costs of $4,286 in connection with the Convertible Notes offering.
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
In connection with the offering of the Convertible Notes, on December 15, 2016, the Company entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 15, 2022 and to subordinate such Promissory Note in right of payment to the Convertible Notes (see Note 20).
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
As of December 31, 2019, the remaining life of the Convertible Notes is approximately 24 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Consolidated Balance Sheets as of December 31, 2019 and 2018:

	Related party	Others	Total
Balance as of December 31, 2019
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,136)	(12,352)	(13,488)
Net carrying amount	$8,864	$84,648	$93,512
Balance as of December 31, 2018
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,622)	(17,567)	(19,189)
Net carrying amount	$8,378	$79,433	$87,811

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table sets forth the Company's interest expense incurred for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019			2018
	Related party	Others	Total	Related party	Others	Total
Accrued coupon interest expense	$550	$5,335	$5,885	$550	$5,335	$5,885
Amortization of debt discounts	473	4,571	5,044	419	4,020	4,439
Amortization of deferred financing offering costs	13	645	658	11	568	579
Total convertible notes interest expense	$1,036	$10,551	$11,587	$980	$9,923	$10,903
Note 13. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 consisted of the following:

	December 31, 2019
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$21,983	$—	$—	$21,983
Interest make-whole derivative	—	—	—	—

	December 31, 2018
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$16,947	$—	$—	$16,947
Interest make-whole derivative	—	—	—	—

The Company’s intangible assets and goodwill are initially measured at fair value and any subsequent adjustment to the initial fair value occurs only if an impairment charge is recognized.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Level 3 Inputs
Convertible Note derivative liability
In December 2016, the Company issued $107,000 in aggregate principal amount of Convertible Notes due December 15, 2021, of which $10,000 issued to a related party (see Note 12). The Convertible Notes include an interest make-whole feature whereby if a noteholder converts any of the Convertible Notes one year after the last date of original issuance of the Convertible Notes, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present values of the scheduled payments, computed using a discount rate equal to 2.0%, of interest that would have been made on the Convertible Notes to be converted had such Convertible Notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the Convertible Notes had not been so converted. The Company may pay any interest make-whole payment either in cash or in shares of its common stock, at the Company’s election as described in the Indenture. The Company has determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in the Company's Consolidated Balance Sheets, with subsequent changes to fair value recorded through earnings at each reporting period on the Company's Consolidated Statements of Operations as change in fair value of derivative liability.
The fair value of the derivative liability includes the estimated volatility and risk-free rate. The higher/lower the estimated volatility, the higher/lower the value of the liability. The higher/lower the risk-free interest rate, the higher/lower the value of the liability.
Bookings Commitment
The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business (see Note 4), using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 15% and 17% at December 31, 2019 and between 17% and 20% at December 31, 2018. The change in fair value is recorded within other expense, net in the Company's Consolidated Statements of Operations.
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

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the years ended December 31, 2019 and 2018:

	December 31, 2018	Additions	Change in fair value	December 31, 2019
Interest make-whole derivative - related party and others	$—	$—	$—	$—
Bookings Commitment	16,947	—	5,036	21,983
	$16,947	$—	$5,036	$21,983

	December 31, 2017	Additions	Change in fair value	December 31, 2018
Interest make-whole derivative - related party and others	$7	$—	$(7)	$—
Bookings Commitment	—	—	16,947	16,947
	$7	$—	$16,940	$16,947

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Fair Value of Convertible Notes held at amortized cost
As of December 31, 2019 and 2018, the fair value and carrying value of the Company's Convertible Notes were:

	Fair value	Carrying value	Face value
5.5% convertible senior notes due December 15, 2021:
Balance as of December 31, 2019
Related party	$6,727	$8,864	$10,000
Others	65,257	84,648	97,000
	$71,984	$93,512	$107,000
Balance as of December 31, 2018
Related party	$5,879	$8,378	$10,000
Others	57,031	79,433	97,000
	$62,910	$87,811	$107,000

The fair value shown above represents the fair value of the debt instrument, inclusive of both the debt and equity components, but excluding the derivative liability. The carrying value represents only the carrying value of the debt component.

The fair value of the Convertible Notes was determined by using unobservable inputs that are supported by minimal non-active market activity and that are significant to determining the fair value of the debt instrument. The fair value is level 3 in the fair value hierarchy.
Note 14. Leases
The Company has operating leases for corporate offices, data centers, and certain equipment. The Company's leases have lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. NantWorks, a related party, subleases one of the Company's data centers on the same terms the Company agreed to with the lessor. Options to extend are included in the lease term where the Company is reasonably certain to exercise the options. Variable payments on the Company's leases are expensed as incurred, as they do not depend on an index or rate. The Company concluded certain leases for data centers had a term of less than 1 year at inception, as arrangements are only renewed following marketplace assessments and negotiations with vendors.

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

Lease expense, charged to selling, general and administrative expense, for the year ended December 31, 2019 consisted of:

Year Ended December 31,
2019
Operating lease cost	$2,769
Short-term lease cost	1,056
Variable cost	343
Sublease income	(208)
Total lease cost	$3,960

For the year ended December 31, 2018, rental expense was charged to selling, general and administrative expense in the amount of $3,930.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Other information regarding the Company's leases:

Year Ended December 31,
2019
Operating cash flows for operating leases	$(2,910)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,837
Operating lease liabilities arising from obtaining right-of-use assets	$1,837
Weighted average remaining lease term - operating leases	5.8 years
Weighted average discount rate - operating leases	11%

As of December 31, 2019 and 2018, the Company had no material capital leases. As of December 31, 2019, the remaining lives of its operating leases ranged from one to ten years.

Future minimum lease payments under the Company's operating leases at December 31, 2019 were:

Amounts
2020	$3,192
2021	3,043
2022	3,084
2023	3,125
2024	2,677
Thereafter	2,364
Total future minimum lease payments	17,485
Less: imputed interest	(4,552)
Total	$12,933
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$1,923
Operating lease liabilities	11,010
$12,933
Note 15. Commitments and Contingencies
The Company's principal commitments consist of obligations under its outstanding debt obligations, non-cancelable leases for its office space, data centers and certain equipment and vendor contracts to provide research services, and purchase obligations under license agreements and reseller agreements.
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. On May 9, 2016 and December 15, 2016, the Promissory Note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 15, 2022, and not on demand and the Company subordinated the Promissory Note in right of payment to the Convertible Notes (see Note 12).
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
Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. ("Deora") In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the court certified the case as a class action. On October 23, 2019, the parties notified the court that they had reached a settlement in principle to resolve the action on a classwide basis in the amount of $16,500, which is included in accrued and other current liabilities on the Consolidated Balance Sheet at December 31, 2019. The court granted preliminary approval of the settlement on January 31, 2020, and a hearing for final approval of the settlement is scheduled for June 15, 2020. The majority of the settlement amount will be funded by the Company’s insurance carriers, and a portion will be funded by the Company. The settlement is contingent upon certain matters, including final approval by the court. Also, the parties have the right to terminate the settlement in certain circumstances.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties have agreed to stay the case until the next case management conference, scheduled for May 7, 2020. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as in re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint. A hearing on the defendants’ motion was held on September 25, 2019. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Mr. Soon-Shiong for breach of fiduciary duty.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. The complaint contains allegations similar to those in Deora but asserts causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The parties agreed to stay the case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery. The stay has been lifted due to the court’s January 14, 2020 decision granting in part and denying in part the motion to dismiss, and defendants’ answer to the complaint is due on or before February 28, 2020.
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

On April 12, 2018, the Company filed its answer and jury demand in the action, denying liability. On August 2, 2018, PayPal requested a status conference with the court in order to discuss PayPal’s potential filing of a motion for partial judgment on the pleadings pursuant to Mass. R. Civ. P. 12(c). A Rule 16 Litigation Control Conference (“Rule 16 Conference”) was held on August 22, 2018. During the Rule 16 Conference, the court denied PayPal’s request for leave to file a motion for partial judgment on the pleadings. Following the Rule 16 Conference, the court issued a tracking order setting deadlines and other procedures that would apply to this action.

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

On April 4, 2019, PayPal filed a motion to add NantWorks, LLC as a defendant in the litigation, which motion was filed together with PayPal’s supporting memorandum, the Company’s opposition to that motion and PayPal’s reply. In its memorandum supporting that motion, PayPal stated that “PayPal’s damages are in excess of $3M,” without further explanation as to its damages calculations. The court denied PayPal's motion on April 16, 2019.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

PayPal served a motion for summary judgment on June 5, 2019. In that motion, PayPal asserted that its actual damages are in excess of $2,300, which it suggested the court should treble pursuant to the provisions of Massachusetts General Laws, Chapter 93A. The Company served its opposition on July 12, 2019. PayPal responded with a reply to the Company’s opposition on July 18, 2019 and the fully briefed motion for summary judgment was filed that same day.

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

On December 6, 2019, PayPal served a motion seeking a preliminary injunction that would enjoin and restrain the Company, its officers, agents, attorneys and employees from transferring, conveying, or encumbering, or in any way attempting to pass out of their control any of the Company’s assets or property other than in the ordinary course of business, including but not limited to cash, bonuses, and dividends. In the papers submitted in support of that motion, PayPal asserted that it has a strong likelihood of success in seeking to recover over $2,900 on its claim for breach of the Sublease Agreement, inclusive of pre-judgment interest at the statutory rate. On January 3, 2020, the Company served its opposition to PayPal’s motion for preliminary injunction. On January 9, 2020, PayPal served its reply in support of its motion for preliminary injunction and filed all motion papers with the court.

On January 23, 2020, the court issued its written Decision and Order regarding PayPal’s motion for summary judgment. In the Decision and Order, which was docketed on January 27, 2020, the court (1) granted PayPal’s motion for summary judgment regarding its claim for breach of the Sublease Agreement, as to liability only and not as to damages; (2) denied PayPal’s motion for summary judgment regarding its claim for unfair and deceptive trade practices in violation of Massachusetts General Laws, Chapter 93A, sections 2 and 11; (3) denied PayPal’s motion for summary judgment regarding its claim for breach of the covenant of good faith and fair dealing, finding there was no need or basis to impose any additional liability on the Company for conduct that does not give rise to a cause of action independent of the underlying breach of contract claim; and (4) denied PayPal’s motion for summary judgment regarding its request for a declaratory judgment because it added little or nothing of substance to the relief PayPal is entitled to obtain, if at all.

Based on the court’s January 23, 2020 Decision and Order, the issue of damages on PayPal’s claim for breach of the Sublease Agreement remains to be determined. The Company has asserted, among other things, that PayPal failed to mitigate any damages that PayPal claims the Company owes. PayPal’s claim for unfair and deceptive practices in violation of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and its requests for treble damages and attorneys’ fees on that claim, as well as its requests for interest and costs on the breach of the Sublease Agreement and Chapter 93A claims, also remain to be determined.

A hearing on PayPal’s motion for preliminary injunction was held on January 30, 2020. At the hearing, the court took the motion for preliminary injunction under advisement and scheduled the following: (1) a status conference on September 9, 2020; (2) a final trial conference on January 6, 2021; and (3) a jury trial start date on January 12, 2021.

On February 7, 2020, the court issued its written Decision denying PayPal’s motion for preliminary injunction.

On February 24, 2020, the Company filed a Petition for Interlocutory Relief. The petition seeks relief from the Decision and Order granting PayPal’s motion for summary judgment regarding its claim for breach of the Sublease Agreement, as to liability only.

The Company denies any liability to PayPal and intends to continue vigorously defending the action.
Insurance Recoveries
The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at December 31, 2019 and 2018 was $16,627 and $306, respectively, and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 16. Income Taxes
The components of the provision for income taxes are presented in the following table:

	Year Ended December 31,
	2019	2018
Current:
Federal	$(14)	$2
State	358	42
Foreign	101	52
Total current provision	445	96
Deferred:
Federal	335	(3,418)
State	(875)	(418)
Foreign	(17)	67
Total deferred benefit	(557)	(3,769)
Benefit from income taxes, net	$(112)	$(3,673)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

	Year Ended December 31,
	2019	2018
United States federal tax at statutory rate	21.00%	21.00%
Items affecting federal income tax rate:
State tax rate, net of federal benefit	2.83%	3.85%
Valuation allowance	(24.73)%	(22.00)%
Stock-based compensation	(2.51)%	(0.62)%
Other adjustments	3.59%	(0.33)%
Effective income tax rate	0.18%	1.90%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code (the "Code"). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

In December 2017, the SEC issued Staff Accounting Bulletin ("SAB") No. 118, which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting relating to the Tax Act under Accounting Standards Codification Topic 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for Tax Act-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has completed its evaluation of the potential impacts of the Tax Act on its December 31, 2018 financial statements under the one year measurement period provided under SAB 118. No adjustment has been recorded as there were no material changes between the provisional estimate and the final accounting for the Tax Act.

The Tax Act subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of December 31, 2019 and 2018, the Company had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. The Company intends to continue to reinvest its foreign earnings indefinitely and does not expect to incur any significant taxes related to such amounts.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Deferred income tax assets:
Accounts payable and accrued expenses	$7,336	$5,581
163(j) Interest limitation	5,392	2,509
Inventory impairment	39	495
Deferred revenue	3,623	5,438
Allowance for doubtful accounts	72	546
Property, plant and equipment, net	761	691
Intangibles	3,166	3,409
Investments	51,349	48,836
Stock-based compensation	719	2,159
Other	1,202	1,321
Operating lease liabilities	3,314	—
Net operating loss carryforwards	109,952	104,404
Less: Valuation allowance	(155,755)	(140,788)
Total deferred income tax assets	31,170	34,601
Deferred income tax liabilities:
State taxes	(6,723)	(5,339)
Intangible assets, net	(19,474)	(25,630)
Convertible notes	(3,017)	(4,241)
Deferred costs to obtain a customer contract	(980)	(1,633)
Other	(292)	(195)
Operating lease right-of-use assets	(2,563)	—
Total deferred income tax liabilities	(33,049)	(37,038)
Deferred income taxes, net	$(1,879)	$(2,437)

 The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three year cumulative pre-tax loss, the Company concluded that except for the deferred tax liability recorded on amortization of certain goodwill due to its indefinite life and deferred tax liability in excess of deferred tax asset for certain separate state and city jurisdictions, it should record a full valuation allowance against all other net deferred income tax assets at December 31, 2019 and 2018 as none of these deferred income tax assets were more likely than not to be realized as of the balance sheet dates. However, the amount of the deferred income tax assets considered realizable may be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present. In addition, at December 31, 2019, the position of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital is $352.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

A summary of activity in the valuation allowance deducted from deferred tax assets for the years ended December 31, 2019 and 2018 is as follows:

	Balance at beginning of the period	Additions (Adjustments)	Deductions	Balance at the end of the period
Year to Date December 31, 2019	$140,788	14,967	—	$155,755
Year to Date December 31, 2018	$97,323	43,465	—	$140,788

The Company records a tax benefit from uncertain tax positions only if it is more likely than not the tax position will be sustained with the taxing authority having full knowledge of all relevant information. The Company records a liability for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first period that the more-likely-than-not threshold is not met. As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2019 and 2018, there are no material interest and penalties associated with unrecognized tax benefits recorded in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets. Any changes to unrecognized tax benefits recorded as of December 31, 2019 that are reasonably possible to occur within the next 12 months are not expected to be material.

The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2014 or prior; however, its tax attributes, such as NOL carryforwards and tax credits, are still subject to examination in the year they are used.

  As of December 31, 2019, the Company had federal, state and foreign NOL carryforwards of $415,352, $304,982 and $0, respectively, available to offset taxable income in tax year 2020 and thereafter, and expiring at various dates through from 2021 to 2039. Utilization of the NOL carryforwards is subject to annual limitations due to ownership changes that occurred or could occur in the future as provided by Section 382 of the Code, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the NOL carryforwards that can be utilized annually to offset future taxable income. The total NOL amounts above do not include the NOLs expected to expire.

Note 17. Stockholders’ Equity
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of December 31, 2019 and 2018, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of December 31, 2019 and 2018, there were no outstanding shares of preferred stock.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 18. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Year Ended December 31,
	2019	2018
Series C / Restricted Stock:
Research and development	$—	$86
Phantom units:
Cost of revenue	30	367
Selling, general and administrative	80	4
Research and development	32	347
Total phantom units stock-based compensation expense	142	718
Stock options:
Cost of revenue	25	—
Selling, general and administrative	474	—
Research and development	41	—
Total stock options stock-based compensation expense	540	—
Restricted Stock Units:
Cost of revenue	18	27
Selling, general and administrative	2,019	4,664
Research and development	67	162
Total restricted stock units stock-based compensation expense	2,104	4,853

Total stock-based compensation expense	2,786	5,657
Amount capitalized to internal-use software	134	530
Total stock-based compensation cost	$2,920	$6,187
Retired Profits Interests Plan
On December 3, 2013, the Company adopted the Profits Interests Plan under which it had reserved an aggregate of 63,750,000 Series C units for issuance to associates, consultants and contractors of the Company in consideration for bona fide services provided to the Company.
The Series C units were considered profits interests of the Company and did not entitle their holders (the “Series C Members”) to receive distributions if the Company were liquidated immediately after the grant. Instead, the Series C Members were entitled to receive an allocation of a portion of the profit and loss of the Company arising after the date of the grant and, subject to vesting conditions, distributions made out of a portion of the profits of the Company arising after the grant date of the Series C units. Grants of the Series C units were either fully vested, partially vested, or entirely unvested at the time of the grant as determined by the Board of Directors.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Stock-based compensation expense for the Series C units issued to nonemployees was calculated based on the fair value of the award on each balance sheet date and the attribution of that cost is being recognized ratably over the vesting period. All awards had fully vested at December 31, 2018.
Phantom Unit Plan
On March 31, 2015, the Company approved the NantHealth, LLC Phantom Unit Plan (the "Phantom Unit Plan"). The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. As of December 31, 2019, there were 120,562 phantom units outstanding under the Phantom Unit Plan. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a defined service period, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to the Company for any reason. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or noncash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Consolidated Balance Sheets as of December 31, 2019 and 2018. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of vested phantom units, the Company issues recipients a net lower number of shares of common stock to satisfy tax withholding obligations and remitted a cash payment for the related withholding taxes.

The following table summarizes the activity related to the unvested phantom units during the years ended December 31, 2019 and 2018:

	Number of Units	Weighted Average Grant Date Value per Phantom Unit
Unvested phantom units outstanding - December 31, 2017	1,292,785	$15.01
Vested	(518,373)	$15.20
Forfeited	(185,560)	$14.63
Unvested phantom units outstanding - December 31, 2018	588,852	$14.95
Vested	(427,608)	$14.49
Forfeited	(40,682)	$11.26
Unvested phantom units outstanding - December 31, 2019	120,562	$11.49

The Company has previously granted phantom units to employees of related companies who are providing services to the Company under the Shared Services Agreement with NantWorks (see Note 20) as well as certain consultants of the Company. No phantom units were granted during the years ended December 31, 2019 or 2018. All other grants of phantom units have been made to employees of the Company. Stock-based compensation expense for the phantom units issued to participants who are based outside of the United States is re-measured at the end of each reporting period until the awards vest. The Company uses the accelerated attribution method to recognize expense for all phantom units since the awards' vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.

As of December 31, 2019, the Company had $119 of unrecognized stock-based compensation expense related to phantom units which will be recognized over a weighted-average period of 0.4 years. Of that amount, $118 of unrecognized expense is related to employee grants with a weighted-average period of 0.4 years and $1 of unrecognized expense is related to nonemployee grants with a weighted-average period of 0.3 years.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

During the years ended December 31, 2019 and 2018, the Company issued 270,554 and 325,312 shares, respectively, of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 143,292 and 177,343 shares, respectively, to satisfy tax withholding obligations. The Company made a cash payment of $81 and $569 to cover employee withholding taxes upon the settlement of these vested phantom units during the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company also paid $7 and $55 to cash-settle 13,079 and 15,717 vested phantom units, respectively, held by participants of the Phantom Unit Plan based outside of the United States and to pay cash in lieu of fractional shares for vested units held by participants based in the United States.
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
The Company intends to settle all vested restricted stock unit payments held by United States-based participants, except for certain awards to the Chief Operating Officer, in shares of the Company’s common stock and the Company classify these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States, and those awards agreed with participants to be settled in cash, will be settled in cash and are classified within accrued and other current liabilities on the Consolidated Balance Sheets as of December 31, 2019 and 2018. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of restricted stock units, the Company issues recipients a net lower number of shares of common stock to satisfy tax withholding obligations and remitted a cash payment for the related withholding taxes.
Restricted Stock
The Company issued 10,462 shares of restricted stock under the 2016 Plan on June 1, 2016 in connection with the conversion of the Series C units, of which 3,490 were vested and converted into unrestricted common stock during 2018. No units were vested and converted into unrestricted common stock during the year ended December 31, 2019. As of December 31, 2019, there were no shares of restricted stock outstanding under the 2016 Plan.

Stock Options

Stock-based compensation expense is calculated based on the grant date fair value of the award and the attribution of that cost is being recognized ratably over the vesting period. The Company has utilized the Black-Scholes option-pricing model to determine the fair value of the stock options.
The following table summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

Year Ended December 31, 2019
Expected volatility	64.22%
Expected term to exercise from grant date	5.8 years
Risk-free rate	1.50%
Expected dividend yield	—%
Weighted average grant date fair value per option	$0.38

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the activity related to stock options during the year ended December 31, 2019:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value (in thousands)
Stock options outstanding - December 31, 2018	—	$—
Granted	5,835,724	$0.56
Forfeited or expired	(20,000)	$0.55
Stock options outstanding - December 31, 2019	5,815,724	$0.56	9.6 years	$2,725
Stock options exercisable - December 31, 2019	137,500	$0.55	9.6 years	$66
As of December 31, 2019, the Company had $1,641 of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Units

The Company intends to settle all vested restricted stock unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities on the Consolidated Balance Sheets as of December 31, 2019 and 2018.

The following table summarizes the activity related to the unvested restricted stock units during the years ended December 31, 2019 and 2018:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding - December 31, 2017	3,106,024	$3.43
Granted	853,736	$1.46
Vested	(1,583,399)	$3.18
Forfeited	(563,400)	$3.39
Unvested restricted stock units outstanding - December 31, 2018	1,812,961	$2.74
Granted	60,000	$0.98
Vested	(904,096)	$2.67
Forfeited	(263,450)	$2.71
Unvested restricted stock units outstanding - December 31, 2019	705,415	$2.68
Unrecognized compensation expense related to unvested restricted stock units was $731 at December 31, 2019, which is expected to be recognized as expense over the weighted-average period of 0.7 years.

During the years ended December 31, 2019 and 2018, the Company issued 642,520 and 782,364 shares, respectively, of common stock to participants of the 2016 Plan based in the United States, after withholding approximately 261,335 and 472,965 shares, respectively, to satisfy tax withholding obligations. The Company made a cash payment of $181 and $1,495 to cover employee withholding taxes upon the settlement of these vested restricted stock units during the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company also paid $0 and $300 to cash-settle 16 and 100,025 vested restricted stock units by agreement with the Chief Operating Officer in relation to certain grants made to him and to pay cash in lieu of fractional shares for vested units held by participants based in the United States.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 19. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
	Common Stock	Common Stock
Net loss per share numerator:
Net loss from continuing operations	$(62,644)	$(190,433)
Net loss from discontinued operations	(118)	(1,719)
Net loss for basic and diluted net loss per share	$(62,762)	$(192,152)

Net loss for basic and diluted net loss per share:
Weighted-average shares for basic net loss per share	110,351,638	109,168,798
Effect of dilutive securities	116,734	—
Weighted-average shares for dilutive net loss per share	110,468,372	109,168,798

Basic and diluted net loss per share from continuing operations	$(0.57)	$(1.74)
Basic and diluted net loss per share from discontinued operations	$—	$(0.02)
Basic and diluted total net loss per share	$(0.57)	$(1.76)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2019	2018
Unvested restricted stock	—	—
Unvested phantom units	77,530	588,852
Unexercised stock options	5,815,724	—
Unvested restricted stock units	705,415	1,812,961
Convertible notes	8,815,655	8,815,655
Note 20. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the years ended December 31, 2019 and 2018, the Company incurred $1,318 and $2,570, respectively, of expenses recognized in to selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided by the Company to NantWorks and affiliates.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Related Party Receivables and Payables
As of December 31, 2019 and 2018, the Company had related party receivables, net of related party payables, of $1,931 and $2,618, respectively, primarily consisting of a receivable from Ziosoft KK of $1,658 and $1,915, respectively, which was related to the sale of Qi Imaging. As of December 31, 2019 and 2018, the Company had related party payables, net of related party receivables, and related party liabilities of $28,347 and $22,499, respectively, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below) and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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
As of December 31, 2019 and 2018, the Company had $126 and $394, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the years ended December 31, 2019 and 2018, direct costs of $2,000 and $5,238, respectively, were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge (“Cambridge”), an entity affiliated with the Company's Chairman and CEO, Dr. Patrick Soon-Shiong, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 12). The accrued and unpaid interest on the Convertible Notes held by Cambridge was $24 at both December 31, 2019 and 2018, as part of current related party payables, net on the Consolidated Balance Sheets.

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

The intangible assets acquired are amortized over the estimated useful life of 13 years.

Amounts
NantOmics Series A-2 shares transferred to NantOmics	$8,956
Assets and liabilities of NantHealth Labs at assignment:
Goodwill	1,305
Intangible asset	4,429
Other assets	251
Liabilities assumed	(814)
Net assets acquired at assignment	5,171
Recorded as distribution from additional paid-in capital	$3,785
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

Under these agreements, the Company recorded $475 and $590 of revenue during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company has $110 of accounts receivable from related parties and $0 of deferred revenue due to these agreements. As of December 31, 2018, the Company had $540 of accounts receivable from related parties and $375 of deferred revenue due to these agreements.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note were originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the Promissory Note to June 15, 2022 and to subordinate the Promissory Note in right of payment to the Convertible Notes (see Note 12). No other terms of the promissory note were changed. As of December 31, 2019 and 2018, the total principal and interest outstanding on the promissory note amounted to $136,893 and $130,374, respectively. The accrued and unpaid interest on the promissory note was $24,227 and $17,708 at December 31, 2019 and 2018, respectively, included as part of noncurrent related party liabilities on the Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require the Company to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval, and as of December 31, 2019 and 2018, there was no outstanding balance on the promissory note.

On August 8, 2018, the Company executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, with interest payments on outstanding amounts due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows the Company to request advances, up to a maximum commitment of $100,000. Advances can be requested of up to $10,000 per calendar quarter until March 31, 2019 and, following that, up to $20,000 per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes (see Note 12). The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At December 31, 2019, the Company was in compliance with the covenants.

Note 21. Employee Retirement Plan
The Company has a qualified defined contribution plan (the “NantHealth 401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering eligible associates, including associates at certain of its subsidiaries. Associate contributions to the NantHealth 401(k) Plan are voluntary. The Company contributes a 100% match up to 3.0% of the participant’s eligible annual compensation, which contribution fully vests after three years of service. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. For the years ended December 31, 2019 and 2018, the Company’s total matching contributions to the NantHealth 401(k) Plan were $1,260 and $1,328, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 22. Selected Quarterly Financial Information (Unaudited)
The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of the years ended December 31, 2019 and 2018 (Unaudited):

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$23,729	$25,686	$22,356	$24,190
Cost of revenue	11,290	9,816	8,372	8,944
Gross profit	12,439	15,870	13,984	15,246
Operating expenses	22,923	24,792	20,758	19,836
Loss from operations	(10,484)	(8,922)	(6,774)	(4,590)
Net loss from continuing operations	(19,839)	(14,682)	(16,374)	(11,749)
Loss from discontinued operations, net of tax	(84)	(31)	(3)	—
Net loss	(19,923)	(14,713)	(16,377)	(11,749)
Basic and diluted net loss per share:
Continued operations - common stock	$(0.18)	$(0.13)	$(0.15)	$(0.11)
Discontinued operations - common stock	$—	$—	$—	$—
Total net loss per share - common stock	$(0.18)	$(0.13)	$(0.15)	$(0.11)

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$22,263	$22,047	$22,292	$22,862
Cost of revenue	11,068	10,582	11,226	11,393
Gross profit	11,195	11,465	11,066	11,469
Operating expenses	26,942	25,331	22,890	20,733
Loss from operations	(15,747)	(13,866)	(11,824)	(9,264)
Net loss from continuing operations	(21,975)	(21,806)	(97,432)	(49,220)
(Loss) income from discontinued operations, net of tax	(193)	(1,591)	(32)	97
Net loss	(22,168)	(23,397)	(97,464)	(49,123)
Basic and diluted net loss per share:
Continued operations - common stock	$(0.20)	$(0.20)	$(0.89)	$(0.45)
Discontinued operations - common stock	$—	$(0.01)	$—	$—
Total net loss per share - common stock	$(0.20)	$(0.21)	$(0.89)	$(0.45)
Note 23. Subsequent Events
Sale of the Connected Care Business
On January 13, 2020, the “Company entered into an asset purchase agreement (the “Purchase Agreement”) with Masimo Corporation (“Masimo”), VCCB Holdings, Inc., a wholly owned subsidiary of Masimo (collectively with Masimo, the “Purchaser”), and, solely with respect to certain provisions of the Purchase Agreement, NantWorks, LLC, an affiliate of the Company. Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchaser certain of its assets related to its “Connected Care” business, including the products known as DCX (formerly DeviceConX), VCX (formerly VitalsConX), HBox and Shuttle Cable (collectively, the “Connected Care Business”).
On February 3, 2020, the Company completed the sale of the Connected Care Business (the "Disposition") for $47,250 of cash consideration in exchange for assets primarily related to the Connected Care Business (as defined under the terms of the Purchase Agreement). The cash consideration is subject to adjustment based upon the final amount of working capital as of the closing date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the material weakness in our internal control over financial reporting related to our valuations of the Bookings Commitment liability and our related party equity method investment in NantOmics noted at year end 2018 has been remediated and our disclosure controls and procedures were effective as of December 31, 2019.
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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the material weakness noted at December 31, 2018 has been remediated and our internal control over financial reporting was effective as of December 31, 2019.
A material weakness is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”
Material Weakness as of December 31, 2018
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, management identified the following material weakness related to its valuations of the Bookings Commitment liability and the Company's related party equity method investment in NantOmics that has caused management to conclude that as of December 31, 2018, our internal control over financial reporting was not effective.

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

We have executed a remediation plan to address the material weakness. The remediation efforts include:

•
We have implemented an agenda-driven meeting between Sales and Accounting leadership wherein specific elements of the Bookings Commitment (potential customers, amounts, expected dates and market factors) are discussed. This allows for supporting evidence to be reviewed and the key unobservable inputs for management’s fair value measurement of the liability to be quantified. This new control is performed at least quarterly and engages key Company personnel to obtain measurement inputs as well as to integrate external economic data which impact the valuation.

•
We have implemented a control whereby the best available input assumptions and financial forecasts relative to NantOmics is obtained timely so that detailed analyses of the Company’s investment in NantOmics can be assessed for impairment. Such analyses requires review and approval.

These actions were concluded to be effective in remediating the previously reported material weakness. The material weakness was considered to be remediated as the remediating controls operated for a sufficient period of time and management has concluded, through testing, that those controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for the remediation of the material weakness described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
On January 28, 2020, the Company received a notice from Nasdaq stating it had regained compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”). The notice also conveyed Nasdaq’s decision to terminate the exception that required the Company to effectuate a reverse stock split. This followed a notice of May 6, 2019, stating that the Company was not in compliance with the Minimum Bid Price Rule because the closing bid price of its common stock fell below $1.00 for the preceding 30 consecutive days. This also followed a notice of November 6, 2019, stating that the Company was not in compliance with Nasdaq Listing Rule 5810(c)(3)(A) because the Company did not regain compliance with the Minimum Bid Price Rule after Nasdaq afforded an initial period of 180 calendar days following the May 9, 2019 notice, or until November 4, 2019, and that the Company’s common stock would be delisted from the Nasdaq Global Select Market and suspended at the opening of business on November 15, 2019, unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). In accordance with Nasdaq’s procedures, the Company appealed Nasdaq’s determination and on November 7, 2019 requested a hearing before the Panel (the “Hearing”) to seek continued listing on the Nasdaq Global Select Market. This hearing request automatically stayed Nasdaq’s suspension and delisting of the Company’s common stock pending the Panel’s decision. At or prior to the Hearing, the Company presented its plans to Nasdaq to regain compliance with the Minimum Bid Price Rule and requested an extension of time so that the Board and management of the Company could effect a reverse stock split at a time that is in the best interests of the Company and its stockholders.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders "Proxy Statement", which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this item will be contained in the Proxy Statement under the heading “Executive Compensation" and "Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
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

Exhibits Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith

2.1***	Asset Purchase Agreement dated as of January 13, 2020, among Masimo Corporation and VCCB Holdings, Inc., and NantHealth, Inc.					X

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37792	3.1	August 15, 2016

3.2	Amended and Restated Bylaws.	10-Q	001-37792	3.2	August 15, 2016

4.1	Description of Securities					X

10.1.1+	Second Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of September 20, 2016, by and between the Registrant and NantOmics, LLC.	10-Q	001-37792	10.1	November 10, 2016

10.1.2+	Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of May 9, 2016, by and between the Registrant and NantOmics, LLC.	S-1/A	333-211196	10.1	June 1, 2016

10.2+	NantHealth License Agreement, dated June 19, 2015, by and between the Registrant and NantOmics, LLC, as amended.	S-1/A	333-211196	10.2	June 1, 2016

10.3#	2016 Equity Incentive Plan and form of agreement thereunder.	8-K	001-37792	10.1	June 11, 2018

10.4#	2016 Executive Incentive Compensation Plan.	S-1	333-211196	10.13	May 6, 2016

10.5	Amended and Restated Promissory Note, between Registrant and Nant Capital LLC, dated May 9, 2016.	S-1/A	333-211196	10.18	May 11, 2016

10.6	Amended and Restated Promissory Note, between Registrant and NantOmics, LLC, dated May 23, 2016.	S-1/A	333-211196	10.19	May 24, 2016

10.7	Side Letter Agreement, between Registrant and NantWorks, LLC, dated May 22, 2016.	S-1/A	333-211196	10.21	May 23, 2016

10.8	Indenture, dated December 21, 2016, between NantHealth, Inc. and U.S. Bank National Association.	8-K	001-37792	10.2	December 21, 2016

10.9	Form of 5.50% Convertible Senior Note due 2021 (included in Exhibit 4.1).	8-K	001-37792	4.1	December 21, 2016

10.10	Purchase Agreement, dated December 15, 2016, by and among NantHealth, Inc. and J.P. Morgan Securities LLC and Jefferies LLC, as representative of the initial purchasers named therein.	8-K	001-37792	10.1	December 21, 2016

10.11	Purchase Agreement, dated December 15, 2016, by and between NantHealth, Inc. and Cambridge Equities, L.P..	8-K	001-37792	10.2	December 21, 2016

10.12	Second Amended and Restated Promissory Note, dated December 15, 2016, by and between NantHealth, Inc. and Nant Capital LLC.	8-K	001-37792	10.3	December 21, 2016

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith
10.13	Asset Purchase Agreement dated as of August 3, 2017, between Allscripts Healthcare Solutions, Inc. and NantHealth Inc.	8-K	001-37792	2.1	August 31, 2017

10.14+	Amendment No.1 to Second Amended and Restated Reseller Agreement, dated December 18, 2017, by and between NantHealth, Inc. and NantOmics, LLC.	10-K	001-37792	10.14	March 16, 2018

10.15	Assignment Agreement, dated February 1, 2018, by and between the Company and NantOmics, LLC.	10-Q/A	001-37792	10.1	July 11, 2018

10.16	Promissory note dated August 8, 2018, by the Company to the benefit of Nant Capital, LLC.	10-Q	001-37792	10.1	August 9, 2018

10.17#	Amended and Restated Consulting Agreement dated September 12, 2018, between the Company and Mr. Bob Petrou	10-Q	001-37792	10.2	November 21, 2018

10.18#	Transition Agreement and Release dated September 11, 2018, between the Company and Mr. Paul Holt	10-Q	001-37792	10.3	November 21, 2018

21.1	Subsidiaries					X

23.1	Consent of Ernst & Young LLP					X

24.1	Power of Attorney (Contained on Signature Page to this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

*** Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NantHealth, Inc.

Date:	February 28, 2020

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
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

Signature	Title	Date

/s/ Patrick Soon-Shiong	Chairman, Chief Executive Officer and Director	February 28, 2020
Patrick Soon-Shiong	(Principal Executive Officer)

/s/ Bob Petrou	Chief Financial Officer	February 28, 2020
Bob Petrou	(Principal Financial and Accounting Officer)

/s/ Ron Louks	Chief Operating Officer and Director	February 28, 2020
Ron Louks

/s/ Michael S. Sitrick	Director	February 28, 2020
Michael S. Sitrick

/s/ Kirk K. Calhoun	Director	February 28, 2020
Kirk K. Calhoun

/s/ Michael Blaszyk	Director	February 28, 2020
Michael Blaszyk