Form 10-Q
period 2020-03-31
NantHealth, Inc.
filed 2020-05-08
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2020, the registrant had 110,619,678 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended March 31, 2020

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as GPS Cancer, Omics Core, NaviNet, Eviti, Navinet Open, Eviti Connect, Eviti | IQ, and other marks relating to our product lines are used in this Quarterly Report on Form 10-Q. Solely for convenience, the trademarks and service marks referred to in this Quarterly Report on Form 10-Q are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

•	any impact of the COVID-19 pandemic, or responses to the pandemic, on our operations or personnel, or on commercial activity or demand across our and our customers’ businesses;

•	the evolving treatment paradigm for cancer, including physicians’ use of molecular information and targeted oncology therapeutics and the market size for molecular information products;

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$47,478	$5,243
Accounts receivable, net	6,816	6,179
Related party receivables, net	657	823
Prepaid expenses and other current assets	3,680	19,341
Current assets of discontinued operation	—	6,327
Total current assets	58,631	37,913
Property, plant, and equipment, net	13,755	14,985
Goodwill	97,307	97,307
Intangible assets, net	49,838	51,848
Investment in related party	29,918	31,702
Related party receivable, net of current	1,274	1,108
Operating lease right-of-use assets	8,092	8,470
Other assets	2,144	1,818
Noncurrent assets of discontinued operation	—	21,336
Total assets	$260,959	$266,487

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,314	$3,377
Accrued and other current liabilities	17,033	31,988
Deferred revenue	5,523	7,098
Related party payables, net	4,552	4,120
Notes payable	—	238
Current liabilities of discontinued operation	—	10,680
Total current liabilities	30,422	57,501
Deferred revenue, net of current	1,148	1,129
Related party liabilities	25,931	24,227
Related party promissory note	112,666	112,666
Related party convertible note, net	8,994	8,864
Convertible notes, net	86,060	84,648
Deferred income taxes, net	1,654	1,669
Operating lease liabilities	9,264	9,728
Other liabilities	18,411	21,542
Noncurrent liabilities of discontinued operation	—	1,649
Total liabilities	294,550	323,623
Commitments and Contingencies (Note 14)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 110,619,678 and 110,619,678 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	890,623	889,955
Accumulated deficit	(923,819)	(946,884)
Accumulated other comprehensive loss	(406)	(218)
Total stockholders' deficit	(33,591)	(57,136)
Total liabilities and stockholders' deficit	$260,959	$266,487

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Software-as-a-service related	$18,121	$17,802
Total software-related revenue	18,121	17,802
Sequencing and molecular analysis	59	814
Home health care services	—	1,593
Total net revenue	18,180	20,209

Cost of Revenue:
Software-as-a-service related	5,701	5,708
Maintenance	—	70
Amortization of developed technologies	1,143	1,233
Total software-related cost of revenue	6,844	7,011
Sequencing and molecular analysis	352	2,427
Home health care services	—	823
Total cost of revenue	7,196	10,261

Gross Profit	10,984	9,948

Operating Expenses
Selling, general and administrative	12,427	15,324
Research and development	3,550	3,850
Amortization of acquisition-related assets	867	1,054
Total operating expenses	16,844	20,228

Loss from operations	(5,860)	(10,280)
Interest expense, net	(4,657)	(4,414)
Other income (expense), net	3,454	(2,505)
Loss from related party equity method investment	(1,784)	(2,210)
Loss from continuing operations before income taxes	(8,847)	(19,409)
Provision for income taxes	93	226
Net loss from continuing operations	(8,940)	(19,635)
Income (loss) from discontinued operations, net of tax	32,005	(288)
Net income (loss)	$23,065	$(19,923)

Basic and diluted net income (loss) per share
Continuing operations - common stock	$(0.08)	$(0.18)
Discontinued operations - common stock	$0.29	$—
Total net income (loss) per share - common stock	$0.21	$(0.18)

Weighted average shares outstanding
Basic and diluted - common stock	110,619,780	109,904,336

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$23,065	$(19,923)
Other comprehensive (loss) income from foreign currency translation	(188)	55
Total other comprehensive (loss) income	(188)	55
Comprehensive income (loss)	$22,877	$(19,868)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	110,619,678	$11	$889,955	$(946,884)	$(218)	$(57,136)
Stock-based compensation expense	—	—	668	—	—	668
Other comprehensive loss	—	—	—	—	(188)	(188)
Net income	—	—	—	23,065	—	23,065
Balance at March 31, 2020	110,619,678	11	890,623	(923,819)	(406)	(33,591)

NantHealth, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018	109,491,277	$11	$887,289	$(884,122)	$(347)	$2,831
Stock-based compensation expense	—	—	707	—	—	707
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	430,370	—	(53)	—	—	(53)
Assignment of NantHealth Labs (see Note 20)	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	55	55
Net loss	—	—	—	(19,923)	—	(19,923)
Balance at March 31, 2019	109,921,647	11	887,963	(904,045)	(292)	(16,363)

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020 (2)	2019 (2)
Cash flows from operating activities:
Net income (loss)	$23,065	$(19,923)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of businesses	(32,211)	—
Depreciation and amortization	4,271	5,819
Amortization of debt discounts and deferred financing offering cost	1,542	1,357
Change in fair value of derivatives liability	5	—
Change in fair value of Bookings Commitment	(3,128)	2,494
Stock-based compensation	653	650
Deferred income taxes, net	(227)	164
Provision for bad debt expense	6	10
Loss from related party equity method investment	1,784	2,210
Changes in operating assets and liabilities:
Accounts receivable, net	937	(12)
Inventories	(18)	80
Related party receivables, net	—	280
Prepaid expenses and other current assets	15,444	(1,100)
Accounts payable	(282)	685
Accrued and other current liabilities	(14,884)	(80)
Deferred revenue	(1,433)	1,016
Related party payables, net	1,937	1,727
Change in operating lease right-of-use assets and liabilities	(95)	(51)
Other operating assets and liabilities	(109)	(159)
Net cash used in operating activities	(2,743)	(4,833)
Cash flows from investing activities:
Net proceeds from sale of businesses	46,401	—
Purchases of property and equipment, including internal-use software	(935)	(973)
Net cash provided by (used in) investing activities	45,466	(973)
Cash flows from financing activities:
Repayments of insurance promissory note	(238)	—
Tax payments related to stock issued, net of stock withheld, for vested equity awards	—	(58)
Net cash used in financing activities	(238)	(58)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	42,474	(5,861)
Cash, cash equivalents and restricted cash, beginning of period (1)	6,379	19,441
Cash, cash equivalents and restricted cash, end of period (1)	$48,853	$13,580

(1) Cash and cash equivalents included restricted cash of $1,136 and $1,375 at December 31, 2019 and March 31, 2020, respectively, included in other assets and $1,136 and $1,136 at December 31, 2018 and March 31, 2019, respectively. Restricted cash consists of funds that are contractually restricted as to usage or withdrawal related to the Company's security deposits in the form of standby letters of credit for leased facilities and funds held in an escrow account related to the sale of the Connected Care Business (see Note 4). No amounts have been drawn upon the letters of credit as of March 31, 2020.
(2) The statements for the three months ended March 31, 2020 and 2019 include the Connected Care Business (see Note 4).
The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1. Description of Business and Basis of Presentation
Nature of Business
Nant Health, LLC was formed on July 7, 2010, as a Delaware limited liability company. On June 1, 2016, Nant Health, LLC converted into a Delaware corporation (the “LLC Conversion”) and changed its name to NantHealth, Inc. (“NantHealth”). NantHealth, together with its subsidiaries (the “Company”), is a healthcare IT company converging science and technology. The Company works to transform clinical delivery with actionable clinical intelligence at the moment of decision, enabling clinical discovery through real-time machine learning systems. The Company markets certain of its solutions as a comprehensive integrated solution that includes its molecular sequencing and analysis services, clinical decision support, and payer engagement solutions. The Company also markets molecular sequencing and analysis services, clinical decision support, and payer engagement solutions on a stand-alone basis. NantHealth is a majority-owned subsidiary of NantWorks, LLC (“NantWorks”), which is a subsidiary of California Capital Equity, LLC (“Cal Cap”). The three companies were founded by and are led by Dr. Patrick Soon-Shiong.

On June 7, 2019, the Company sold its home health care services business (see Note 4).

On February 3, 2020, the Company sold certain of its assets related to its Connected Care Business (see Note 4).

The sales will enable the Company to focus on its core competencies of genomic sequencing, clinical decision support, and payer engagement.
As of March 31, 2020, the Company conducted the majority of its operations in the United States, the United Kingdom, Singapore and Canada.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak. Many jurisdictions, particularly in North America (including the United States), Europe and Asia, as well as U.S. states in which the Company operates, including California, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited, and are considering to further limit, social mobility and gathering. To date, there have been no material adverse impact to the Company's business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on the Company and its contractors, consultants, customers, resellers and partners are unknown at this time.

However, in light of the uncertainties regarding economic, business, social, health and geopolitical conditions, the Company’s revenues, earnings, liquidity, and cash flows could be adversely affected, whether on an annual or quarterly basis. Continued impacts of the COVID-19 pandemic could materially adversely affect the Company’s current and long-term accounts receivable collectibility, as its negatively impacted customers from the pandemic may request temporary relief, delay, or not make scheduled payments. In addition, the deployment of the Company’s solutions may represent a large portion of its customers' investments in software technology. Decisions to make such an investment are impacted by the economic environment in which the customers operate. Uncertain global geopolitical, economic and health conditions and the lack of visibility or the lack of financial resources may cause some customers to reduce, postpone or terminate their investments, or to reduce or not renew ongoing paid services, adversely impacting the Company’s revenues or timing of revenue. Health conditions in some geographic areas where the Company’s customers operate could impact the economic situation of those areas. These conditions, including the COVID-19 pandemic, may present risks for health and limit the ability to travel for Company employees, which could further lengthen the Company’s sales cycle and delay revenue and cash flows in the near-term.
For information on the CARES Act, refer to Note 15.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Basis of Presentation and Principles of Consolidation
The accompanying unaudited Consolidated Financial Statements include the accounts of NantHealth and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operations. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission ("SEC"), these Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2019. The results of operations of the entities disposed of are included in the unaudited Consolidated Financial Statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. The accompanying Consolidated Balance Sheet as of December 31, 2019 has been derived from the audited Consolidated Financial Statements at that date. Assets and liabilities of the discontinued operations are presented separately in the asset and liability sections of the prior period balance sheet. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company believes its existing cash, cash equivalents, the $47,250 received from sale of the Connected Care Business in February 2020 (see Note 4), and its ability to borrow from affiliated entities will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements. The Company continues to have its Chairman and CEO’s intent and ability to support the Company’s operations with additional funds as required. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. The Company may also consider selling off components of its business. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“NantCapital”) and its convertible notes, its IPO, and proceeds from the sale of components of its business.

Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
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
Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. The adoption of this guidance has no impact on the Consolidated Financial Statements.

Effective January 1, 2020, the Company adopted, on a prospective basis, ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirement for capitalizing implementation costs incurred by a customer in a cloud clouding arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This ASU is effective for the Company's annual and interim periods beginning in January 1, 2021, and early adoption is permitted. The Company early adopted, on a prospective basis, this ASU in the first quarter of 2020. One of the provisions in this ASU is the change from the intraperiod tax allocation exception in ASC 740-20-45-7 to the incremental approach when there is a current period loss from continuing operations. ASU No. 2019-12 removed this exception, which impacted the Company's tax provision for (benefit from) income taxes between continuing operations and discontinued operations.
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

Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three months ended March 31, 2020 and 2019, there were revenues of $1,828 and $2,244 recognized, respectively, that were included in the deferred revenue balance at the beginning of the period.

Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $1,394 at March 31, 2020 and $1,455 at December 31, 2019. During the three months ended March 31, 2020 and 2019, the Company recorded amortization of $242 and $170, respectively.
Performance Obligations
As of March 31, 2020, the Company has allocated a total transaction price of $6,904 to unfulfilled performance obligations that are expected to be fulfilled within six years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 4. Discontinued Operations and Divestitures
Discontinued Operations
Sale of Connected Care Business

On January 13, 2020, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Masimo Corporation (“Masimo”), VCCB Holdings, Inc., a wholly owned subsidiary of Masimo (collectively with Masimo, the “Purchaser”), and, solely with respect to certain provisions of the Purchase Agreement, NantWorks, LLC, an affiliate of the Company. Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchaser certain of its assets related to its Connected Care business, including the products known as DCX (formerly DeviceConX), VCX (formerly VitalsConX), HBox and Shuttle Cable (collectively, the “Connected Care Business”).

On February 3, 2020, the Company completed the sale of the Connected Care Business for $47,250 of cash consideration in exchange for assets primarily related to the Connected Care Business (as defined under the terms of the Purchase Agreement). The cash consideration is subject to adjustment based upon the final amount of working capital as of the closing date.

The sale of the Connected Care Business qualified as a discontinued operation because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the Connected Care Business, which represented the Company's medical device interoperability solutions, represented a strategic shift in the Company’s operations as the sale enables the Company to focus on genomic sequencing, clinical decision support, and payer engagement.

The total gain on sale of the Connected Care Business consisted of the following:

Cash received as consideration	$47,250
Less: Carrying value of net assets sold	(14,190)
Less: Costs to sell	(849)
Gain on sale of the Connected Care Business	$32,211

The carrying amounts of the major classes of assets and liabilities of the Company's discontinued operation as of December 31, 2019 were as follows:

December 31, 2019
Accounts receivable, net	$4,739
Inventories	798
Prepaid expenses and other current assets	790
Current assets of discontinued operation	6,327
Property, plant, and equipment, net	1,110
Goodwill	18,623
Operating lease right-of-use assets	1,603
Total assets of discontinued operation	$27,663

Accounts payable	$574
Accrued and other current liabilities	456
Deferred revenue	9,650
Current liabilities of discontinued operation	10,680
Deferred revenue, net of current	157
Deferred income taxes, net	210
Operating lease liabilities	$1,282
Total liabilities of discontinued operation	$12,329

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The operating results of the Company's discontinued operation are as follows:

	Three Months Ended March 31,
	2020	2019
Major classes of line items constituting pretax income (loss) of discontinued operations
Net revenue	$1,165	$3,520
Cost of revenue	(467)	(1,029)
Selling, general and administrative	(524)	(1,465)
Research and development	(592)	(1,230)
Other expense, net	(5)	—
Pretax loss from discontinued operations related to major classes of pretax income (loss)	(423)	(204)
Pretax gain on sale of the Connected Care Business	32,211	—
Total pretax income (loss) from discontinued operations	31,788	(204)
Benefit from income taxes	(223)	—
Total income (loss) from discontinued operations, net of tax	$32,011	$(204)

The significant operating and investing cash and noncash items of the discontinued operation included on the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Depreciation and amortization	$10	$100
Gain on sale of the Connected Care Business	32,211	—
Cash flows from investing activities:
Net proceeds from sale of the Connected Care Business	46,401	—
Purchases of property and equipment, including internal-use software	76	—
Divestitures
Sale of Home Health Care Services Business

On June 7, 2019, the Company completed the divestiture of its home health care services business in exchange for cash proceeds of $300, which resulted in a loss on sale of business of $582. The home health care services business does not qualify as a discontinued operation as its divestiture does not represent a strategic shift that has had a major impact on the Company's operations or financial results.
Note 5. Accounts Receivable, net
Accounts receivable are included on the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2020 and December 31, 2019 was $101 and $95, respectively.
Note 6. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Prepaid expenses	$2,468	$1,794
Securities litigation insurance receivable	330	16,627
Other current assets	882	920
Prepaid expenses and other current assets	$3,680	$19,341

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Accrued and other current liabilities as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Payroll and related costs	$8,750	$8,106
Securities litigation expense payable	330	17,127
Operating lease liabilities	1,613	1,617
Other accrued and other current liabilities	6,340	5,138
Accrued and other current liabilities	$17,033	$31,988

Note 7. Property, Plant and Equipment, net
Property, plant and equipment, net as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Computer equipment and software	$12,144	$12,144
Furniture and equipment	2,224	2,292
Leasehold and building improvements	7,135	7,160
Construction in progress - PPE	32	—
Property, plant, and equipment, excluding internal-use software	21,535	21,596
Less: Accumulated depreciation and amortization	(17,375)	(17,078)
Property, plant and equipment, excluding internal-use software, net	4,160	4,518
Internal-use software	33,738	33,278
Construction in progress - Internal-use software	3,344	2,973
Less: Accumulated depreciation and amortization, internal-use software	(27,487)	(25,784)
Internal-use software, net	9,595	10,467
Property, plant, and equipment, net	$13,755	$14,985

Depreciation and amortization expense from continuing operations was $2,008 for the three months ended March 31, 2020, of which $1,635 related to internal use software costs. Depreciation and amortization expense from continuing operations was $3,264 for the three months ended March 31, 2019, of which $2,547 related to internal-use software costs.

Amounts capitalized to internal-use software for the three months ended March 31, 2020 and 2019 were $1,210 and $912, respectively.
Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Customer relationships	$52,000	$52,000
Developed technologies	32,000	32,000
Trade name	3,000	3,000
	87,000	87,000
Less: Accumulated amortization	(37,162)	(35,152)
Intangible assets, net	$49,838	$51,848

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three months ended March 31, 2020 and 2019 was $2,010 and $2,287, respectively.

During the three months ended June 30, 2019, the Company identified an indicator of impairment with respect to the NantHealth Labs, Inc. definite-lived intangible assets given the decline in sales and the Company's decision to cease commercial sales of its liquid biopsy test offering to focus on performing a study to measure the clinical utility of the AR-V7 analyte for informing treatment in patients with castration-resistant prostate cancer. Although the Company will continue this study while also pursuing other strategically aligned clinical studies that support its liquid biopsy platform, the Company determined that the assets were not recoverable given the significant amount of costs required to further build evidence of clinical utility while also ceasing commercial sales of the Liquid GPS product. Therefore, the Company fully impaired the intangible assets as of June 30, 2019 and recorded an impairment loss of $3,977 within operating expenses.

The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of March 31, 2020 is as follows:

Amounts
Remainder of 2020	$6,029
2021	8,038
2022	8,038
2023	3,467
2024	3,467
2025	3,467
Thereafter	17,332
Total future intangible amortization expense	$49,838
Note 9. Goodwill
Goodwill as of both March 31, 2020 and December 31, 2019 was $97,307, net of goodwill allocated to the discontinued operation of $18,623. The goodwill allocated to the discontinued operation was based on the fair value of the Connected Care Business as a percentage of the total fair value of the Connected Care Business and the Company that remains after the sales transaction (see Note 4).
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

At February 28, 2018, the Company transferred 9,088,362 of the Series A-2 units to NantOmics as consideration for the assignment of NantHealth Labs, Inc. (see Note 19). An additional 564,779 units were transferred by May 31, 2018. This reduced NantHealth's ownership of NantOmics to approximately 13.58%.

Pertaining to the Company's share of NantOmics' income or loss and amortization of basis differences, for the three months ended March 31, 2020 and 2019, the Company recognized losses of $1,784 and $2,210, respectively.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. The Company used the following summarized financial information for NantOmics for the three months ended December 31, 2019 and 2018, to record its equity method losses for the three months ended March 31, 2020 and 2019:

	Three Months Ended December 31
	2019	2018
Revenues	$223	$1,746
Gross loss	(1,163)	(520)
Loss from operations	(3,856)	(6,884)
Impairment on equity investments	—	(12,265)
Net loss	(1,360)	(17,851)
Net loss attributable to NantOmics	(1,329)	(17,752)
Note 11. Convertible Notes
In December 2016, the Company entered into the Purchase Agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90,000 in aggregate principal amount of its 5.50% senior convertible notes due 2021 ("Convertible Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons pursuant to Regulation S under the Securities Act. In December 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P. (“Cambridge”), an entity affiliated with Dr. Patrick Soon-Shiong, the Company’s Chairman and Chief Executive Officer, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the overallotment by the Initial Purchasers, the Company issued an additional $7,000 principal amount of the Convertible Notes. The total net proceeds from this offering were approximately $102,714, comprised of $9,917 from Cambridge and $92,797 from the Initial Purchasers, after deducting the Initial Purchasers’ discount and debt issuance costs of $4,286 in connection with the Convertible Notes offering.
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
As of March 31, 2020, the remaining life of the Convertible Notes is approximately 21 months.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

	Related Party	Others	Total
Balance as of March 31, 2020
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,006)	(10,940)	(11,946)
Net carrying amount	$8,994	$86,060	$95,054

Balance as of December 31, 2019
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,136)	(12,352)	(13,488)
Net carrying amount	$8,864	$84,648	$93,512

The following tables set forth the Company's interest expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended March 31, 2020
	Related Party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471
Amortization of debt discounts	127	1,238	1,365
Amortization of deferred financing offering costs	3	174	177
Total convertible notes interest expense	$267	$2,746	$3,013

	Three Months Ended March 31, 2019
	Related Party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471
Amortization of debt discounts	113	1,087	1,200
Amortization of deferred financing offering costs	3	154	157
Total convertible notes interest expense	$253	$2,575	$2,828

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 12. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$18,854	$—	$—	$18,854
Interest make-whole derivative	5	—	—	5

	December 31, 2019
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$21,983	$—	$—	$21,983
Interest make-whole derivative	—	—	—	—

The Company’s intangible assets and goodwill are initially measured at fair value and any subsequent adjustment to the initial fair value occurs only if an impairment charge is recognized.
Level 3 Inputs
Bookings Commitment
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

The Company values the Bookings Commitment using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 18% and 21% at March 31, 2020 and between 15% and 17% at December 31, 2019. The change in fair value is recorded within other income (expense), net in the Company's Consolidated Statements of Operations.

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

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at March 31, 2020, the fair value of the liability would increase by $2,633.
Convertible Note derivative liability
In December 2016, the Company issued $107,000 in aggregate principal amount of Convertible Notes due December 15, 2021, of which $10,000 issued to a related party (see Note 11). The Convertible Notes include an interest make-whole feature whereby if a noteholder converts any of the Convertible Notes one year after the last date of original issuance of the Convertible Notes, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present values of the scheduled payments, computed using a discount rate equal to 2.0%, of interest that would have been made on the Convertible Notes to be converted had such Convertible Notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the Convertible Notes had not been so converted. The Company may pay any interest make-whole payment either in cash or in shares of its common stock, at the Company’s election as described in the Indenture. The Company has determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in the Company's Consolidated Balance Sheets, with subsequent changes to fair value recorded through earnings at each reporting period in the Company's Consolidated Statements of Operations as change in fair value of derivative liability.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2020:

	December 31, 2019	Additions	Change in fair value	March 31, 2020
Liabilities
Interest make-whole derivative - related party and others	$—	$—	$5	$5
Bookings Commitment	21,983	—	(3,129)	18,854
	$21,983	$—	$(3,124)	$18,859
Fair Value of Convertible Notes held at amortized cost
As of March 31, 2020 and December 31, 2019, the fair value and carrying value of the Company's Convertible Notes were:

	Fair Value	Carrying Value	Face Value
5.5% convertible senior notes due December 15, 2021:
Balance as of March 31, 2020
Related party	$8,906	$8,994	$10,000
Others	86,388	86,060	97,000
	$95,294	$95,054	$107,000
Balance as of December 31, 2019
Related party	$6,727	$8,864	$10,000
Others	65,257	84,648	97,000
	$71,984	$93,512	$107,000

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
Note 13. Leases
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Lease expense, charged to selling, general and administrative expense, for the three months ended March 31, 2020 and 2019 consisted of:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Operating lease cost	$616	598
Short-term lease cost	255	276
Variable cost	78	49
Sublease income	(52)	(52)
Total lease cost	$897	871

Other information regarding the Company's leases:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Operating cash flows for operating leases	(679)	(586)
Weighted average remaining lease term - operating leases	5.8 years	6.6 years
Weighted average discount rate - operating leases	11%	11%

As of March 31, 2020 and December 31, 2019, the Company had no material capital leases. The remaining lives of its operating leases ranged from one to ten years as of March 31, 2020.

Future minimum lease payments under the Company's operating leases at March 31, 2020 were:

Maturity Analysis	Amounts
Remainder of 2020	$2,040
2021	2,570
2022	2,611
2023	2,652
2024	2,509
2025	656
Thereafter	1,679
Total future minimum lease payments	14,717
Less: imputed interest	(3,840)
Total	$10,877
As reported on the Consolidated Balance Sheet
Accrued and other current liabilities	$1,613
Operating lease liabilities	9,264
$10,877
Note 14. Commitments and Contingencies
The Company's principal commitments consist of obligations under its outstanding debt obligations, noncancelable leases for its office space, data centers and certain equipment and vendor contracts to provide research services, and purchase obligations under license agreements and reseller agreements.
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
Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. ("Deora") In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Patrick Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the court certified the case as a class action. On October 23, 2019, the parties notified the court that they had reached a settlement in principle to resolve the action on a classwide basis in the amount of $16,500, which was included in accrued and other current liabilities on the Consolidated Balance Sheet at December 31, 2019. The court granted preliminary approval of the settlement on January 31, 2020, and a hearing for final approval of the settlement is scheduled for June 15, 2020. The $16,500 settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by the Company’s insurance carriers, and a portion was funded by the Company. The settlement is contingent upon certain matters, including final approval by the court. Also, the parties have the right to terminate the settlement in certain circumstances.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties have agreed to stay the case. The next case management conference is scheduled for July 31, 2020. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as in re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint. A hearing on the defendants’ motion was held on September 25, 2019. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. The complaint contains allegations similar to those in Deora but asserts causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The parties agreed to stay the case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery. The stay has been lifted due to the court’s January 14, 2020 decision granting in part and denying in part the motion to dismiss.
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

The parties completed fact discovery on May 10, 2019 and completed expert discovery on August 22, 2019.

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

On February 24, 2020, the Company filed a Petition for Interlocutory Relief. The petition sought relief from the Decision and Order granting PayPal’s motion for summary judgment regarding its claim for breach of the Sublease Agreement as to liability only. On March 2, 2020, a single justice of the Massachusetts Appeals Court denied the Company’s Petition for Interlocutory Relief.

Starting in late January 2020, PayPal and its attorneys and brokers began producing additional documents that had not been produced during the fact discovery period. These supplemental productions continued through April 2020 and may be ongoing.

The Company denies any liability to PayPal and intends to continue vigorously defending the action.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Insurance Recoveries
The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at March 31, 2020 and 2019 was $330 and $16,627, respectively, and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

Note 15. Income Taxes

The provision for income taxes for the three months ended March 31, 2020 and 2019 from continuing operations was $93 and $226, respectively. The tax provision for income taxes for the three months ended March 31, 2020 and 2019 from continuing operations included an income tax provision for the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three months ended March 31, 2020 and 2019 were a provision from continuing operations of 1.05% and 1.16%, respectively. The effective tax rates for the three months ended March 31, 2020 and 2019 differed from the U.S. federal statutory rates of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite-lived intangible asset, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income tax rate differential and the impact of valuation allowance on the Company's deferred tax assets.

The Company has evaluated all available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. If/when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company has recently completed an IRS audit for the tax year 2016 with no adjustments. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2014 or prior, however, its tax attributes, such as net operating loss (“NOL”) carryforwards and tax credits, are still subject to examination in the year they are used.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company's financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Consistent with prior years, the Company expects to continue to generate net losses for the foreseeable future. The Company currently has significant federal and state deferred tax assets attributed to prior net operating losses and research and experimentation tax credits. These deferred tax assets are fully reserved. As the Company has never generated taxable income, the CARES Act feature allowing NOLs originating in 2018, 2019 or 2020 to be carried back five years is not expected to have a significant impact. Management does not expect any other provisions of the CARES Act to have a material impact in 2020.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 16. Stockholders’ Equity
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of March 31, 2020 and December 31, 2019, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of March 31, 2020, and December 31, 2019, there were no outstanding shares of preferred stock.
Note 17. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
Phantom units:
Cost of revenue	$16	$19
Selling, general and administrative	9	16
Research and development	17	(15)
Total phantom units stock-based compensation expense	42	20
Stock options:
Cost of revenue	15	—
Selling, general and administrative	237	—
Research and development	24	—
Total stock options stock-based compensation expense	276	—
Restricted stock units:
Cost of revenue	7	3
Selling, general and administrative	389	592
Research and development	18	10
Total restricted stock units stock-based compensation expense	414	605

Discontinued operations	(79)	25
Total stock-based compensation expense	653	650
Amount capitalized to internal-use software	19	57
Total stock-based compensation cost	$672	$707
Phantom Unit Plan
The following table summarizes the activity related to the unvested phantom units during the three months ended March 31, 2020:

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Units	Weighted- Average Grant Date Value Per Phantom Unit
Unvested phantom units outstanding - December 31, 2019	120,562	$11.49
Forfeited	(5,454)	$14.24
Unvested phantom units outstanding - March 31, 2020	115,108	$11.38

As of March 31, 2020, the Company had $46 of unrecognized stock-based compensation expense related to phantom units which will be recognized over a weighted-average period of 0.2 years.
2016 Equity Incentive Plan
Stock Options
The following table summarizes the activity related to stock options during the three months ended March 31, 2020:

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding - December 31, 2019	5,815,724	$0.56
Forfeited	(270,000)	$0.55
Stock options outstanding - March 31, 2020	5,545,724	$0.56
Stock options exercisable - March 31, 2020	137,500	$0.55
As of March 31, 2020, the Company had $1,270 of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units
The following table summarizes the activity related to the unvested restricted stock units during the three months ended March 31, 2020:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted stock units outstanding - December 31, 2019	705,415	$2.68
Granted	179,558	$1.81
Forfeited	(10,954)	$3.39
Unvested restricted stock units outstanding - March 31, 2020	874,019	$2.49
Unrecognized compensation expense related to unvested restricted stock units was $610 at March 31, 2020, which is expected to be recognized as expense over the weighted-average period of 0.6 years.
Note 18. Net Income (Loss) Per Share
Basic and diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents. If there is a net loss from continuing operations, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share is computed, even if the Company reports net income as a result of discontinued operations.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	Common Stock	Common Stock
Net income (loss) per share numerator:
Net loss from continuing operations	$(8,940)	$(19,635)
Net income (loss) from discontinued operations	32,005	(288)
Net income (loss) for basic and diluted net income (loss) per share	$23,065	$(19,923)
Weighted-average shares for basic net income (loss) per share	110,619,780	109,904,336
Effect of dilutive securities	—	—
Weighted-average shares for dilutive net income (loss) per share	110,619,780	109,904,336

Basic and diluted net income (loss) per share
Continuing operations - common stock	$(0.08)	$(0.18)
Discontinued operations - common stock	$0.29	$—
Total net income (loss) per share - common stock	$0.21	$(0.18)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2020	2019
Unvested restricted stock	—	1
Unvested phantom units	115,108	283,862
Unvested restricted stock units	874,019	1,790,182
Unexercised stock options	5,545,724	—
Convertible notes	8,815,655	8,815,655
Note 19. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three months ended March 31, 2020, the Company incurred $486 of expenses recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. During the three months ended March 31, 2019, the Company incurred $574 of expenses recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Related Party Receivables and Payables
As of both March 31, 2020 and December 31, 2019, the Company had related party receivables, net of related party payables of $1,931, primarily consisting of a receivable from Ziosoft KK of $1,658, which was related to the sale of Qi Imaging. As of March 31, 2020 and December 31, 2019, the Company had related party payables, net of related party receivables, and related party liabilities of $30,483 and $28,347, respectively, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below), and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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
As of March 31, 2020 and December 31, 2019, the Company had $108 and $197, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three months ended March 31, 2020, direct costs of $36 were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three months ended March 31, 2019, direct costs of $1,068 were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge (“Cambridge”), an entity affiliated with the Company's Chairman and CEO, Dr. Patrick Soon-Shiong, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 11). The accrued and unpaid interest on the Convertible Notes held by Cambridge was $162 and $24 at March 31, 2020 and December 31, 2019, respectively, as part of current related party payables, net on the Consolidated Balance Sheets.

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

During the three months ended March 31, 2020, the Company did not record any revenue under these agreements. During the three months ended March 31, 2019, the Company recorded revenues of $349 under these agreements. As of both March 31, 2020 and December 31, 2019, the Company had $110 of accounts receivable from related parties due to these agreements.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note were originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the promissory note to June 15, 2022 and to subordinate the promissory note in right of payment to the Convertible Notes (see Note 11). No other terms of the promissory note were changed. As of March 31, 2020 and December 31, 2019, the total principal and interest outstanding on the promissory note amounted to $138,597 and $136,893, respectively. The accrued and unpaid interest on the promissory note as of March 31, 2020 and December 31, 2019 was $25,931 and $24,227, respectively, included as part of noncurrent related party liabilities on the Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. NantCapital has the option, but not the obligation, to require the Company to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by the Company, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval. As of March 31, 2020, there was no outstanding balance on the promissory note.
On August 8, 2018, the Company executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, with interest payments on outstanding amounts due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows the Company to request advances, up to a maximum commitment of $100,000. Advances can be requested of up to $10,000 per calendar quarter until March 31, 2019 and, following that, up to $20,000 per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes (see Note 11). The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At March 31, 2020, the Company was in compliance with the covenants.

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
Overview
NantHealth, Inc. (“NantHealth” or the “Company”) is a next-generation, evidence-based, personalized healthcare technology company that is transforming the way critical diseases, such as cancer, are known and treated. We employ precision medicine, data and software-as-a-service (SaaS) solutions to give physicians, payers, pharma and patients actionable information that drives improved patient outcomes and economics across the healthcare ecosystem.

NantHealth’s product portfolio comprises the latest technology in molecular analysis (GPS Cancer), and payer/provider collaboration platforms for real-time coverage decision support (NaviNet and Eviti). Each of these business lines are leaders in their respective market segment. Altogether, we generally derive revenue from SaaS subscription fees, support services, professional services, and molecular analysis services (including GPS Cancer).

We market certain of our solutions as a comprehensive integrated solution that includes our molecular sequencing and analysis services, clinical decision support, and payer engagement solutions. We also market our molecular sequencing and analysis services, clinical decision support, and payer engagement solutions on a stand-alone basis. To accelerate our commercial growth and enhance our competitive advantage, we intend to continue to:

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
Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch and expansion of our molecular sequencing and analysis business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of March 31, 2020, our accumulated deficit was approximately $923.8 million. We expect to continue to incur operating losses over the near term as we support adoption of our molecular sequencing and analysis solutions (including GPS Cancer), expand our commercial operations, and invest further in NantHealth solutions.
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

COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak. Many jurisdictions, particularly in North America (including the United States), Europe and Asia, as well as U.S. states in which we operate, including California, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited, and are considering to further limit, social mobility and gathering. To date, there have been no material adverse impact to our business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on the Company and our contractors, consultants, customers, resellers and partners are unknown at this time.

However, in light of the uncertainties regarding economic, business, social, health and geopolitical conditions, our revenues, earnings, liquidity, and cash flows could be adversely affected, whether on an annual or quarterly basis. Continued impacts of the COVID-19 pandemic could materially adversely affect our current and long-term account receivable collectibility, as our negatively impacted customers from the pandemic may request temporary relief, delay, or not make scheduled payments. In addition, the deployment of our solutions may represent a large portion of our customers' investments in software technology. Decisions to make such an investment are impacted by the economic environment in which the customers operate. Uncertain global geopolitical, economic and health conditions and the lack of visibility or the lack of financial resources may cause some customers to reduce, postpone or terminate their investments, or to reduce or not renew ongoing paid services, adversely impacting our revenues or timing of revenue. Health conditions in some geographic areas where our customers operate could impact the economic situation of those areas. These conditions, including the COVID-19 pandemic, may present risks for health and limit the ability to travel for our employees, which could further lengthen our sales cycle and delay revenue and cash flows in the near-term.
For information on the CARES Act, refer to Note 15 to the accompanying Consolidated Financial Statements.
2020 Sale of the Connected Care Business
On January 13, 2020, we entered into an asset purchase agreement (the “Purchase Agreement”) with Masimo Corporation (“Masimo”), VCCB Holdings, Inc., a wholly owned subsidiary of Masimo (collectively with Masimo, the “Purchaser”), and, solely with respect to certain provisions of the Purchase Agreement, NantWorks, LLC, an affiliate of ours. Pursuant to the Purchase Agreement, we agreed to sell to the Purchaser certain of our assets related to our “Connected Care” business, including the products known as DCX (formerly DeviceConX), VCX (formerly VitalsConX), HBox and Shuttle Cable (collectively, the “Connected Care Business”). On February 3, 2020, we completed the sale of the Connected Care Business for $47.25 million of cash consideration in exchange for assets primarily related to the Connected Care Business (as defined under the terms of the Purchase Agreement). The cash consideration is subject to adjustment based upon the final amount of working capital as of the closing date.

The sale of the Connected Care Business qualified as a discontinued operation because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the Connected Care Business represented a strategic shift in our operations as the sale enables us to focus on genomic sequencing, clinical decision support, and payer engagement.
2018 Acquisition of NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.)
On February 28, 2018, we acquired 100% of the equity of NantHealth Labs, Inc. (“NantHealth Labs,” formerly Liquid Genomics, Inc.), a company that provides liquid biopsy analysis of gene expressions and mutations using cell free RNA and DNA, pursuant to an assignment agreement dated February 1, 2018 between the Company and NantOmics, LLC ("NantOmics"), a related party. The purchase price for the acquisition consisted of 9,088,362 Series A-2 units of NantOmics previously owned by us that were transferred at the closing plus 564,779 of Series A-2 units of NantOmics owned by us that were transferred to NantOmics as of May 31, 2018.

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

Non-GAAP net loss from continuing operations excludes the effects of (1) loss from equity method investments including impairment losses, (2) stock-based compensation expense, (3) change in fair value of derivatives liability, (4) change in fair value of the Bookings Commitment, (5) noncash interest expense related to convertible notes, (6) intangible amortization, (7) securities litigation costs, (8) transaction contingency fees, and (9) the impacts of certain income tax benefits and provisions from noncash activity.

The following table reconciles Net loss from continuing operations to Net loss from continuing operations - Non-GAAP for the three months ended March 31, 2020 and 2019 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2020	2019
Net loss from continuing operations	$(8,940)	$(19,635)
Adjustments to GAAP net loss from continuing operations:
Loss from related party equity method investment	1,784	2,210
Stock-based compensation expense from continuing operations	732	625
Change in fair value of derivatives liability	5	—
Change in fair value of Bookings Commitment	(3,128)	2,494
Noncash interest expense related to convertible notes	1,542	1,357
Intangible amortization from continuing operations	2,010	2,287
Securities litigation costs	(103)	—
Tax provision resulting from certain noncash tax items	—	111
Total adjustments to GAAP net loss from continuing operations	2,842	9,084
Net loss from continuing operations - Non-GAAP	$(6,098)	$(10,551)

Weighted average shares outstanding	110,619,780	109,904,336

Net loss per share from continuing operations - Non-GAAP	$(0.06)	$(0.10)

The following table reconciles Net loss per common share from continuing operations to Net loss per common share from continuing operations - Non-GAAP for the three months ended March 31, 2020 and 2019 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2020	2019
Net loss per common share from continuing operations	$(0.08)	$(0.18)
Adjustments to GAAP net loss per common share from continuing operations:
Loss from related party equity method investment	0.01	0.02
Stock-based compensation expense from continuing operations	0.01	0.01
Change in fair value of derivatives liability	—	—
Change in fair value of Bookings Commitment	(0.03)	0.02
Noncash interest expense related to convertible notes	0.01	0.01
Intangible amortization from continuing operations	0.02	0.02
Securities litigation costs	—	—
Tax provision resulting from certain noncash tax items	—	—
Total adjustments to GAAP net loss per common share from continuing operations	0.02	0.08
Net loss per common share from continuing operations - Non-GAAP	$(0.06)	$(0.10)

Components of Our Results of Operations
Revenue
We generate our revenue from the sale of software-as-a-service ("SaaS") and services. Our systems infrastructure and platforms support the delivery of both personalized comprehensive sequencing and molecular analysis and the implementation of value-based care models across the healthcare continuum. We generate revenue from the following sources:

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

Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and molecular analysis of DNA and RNA (and previously proteomic testing) under our reseller agreement with NantOmics and from blood samples via our liquid/blood-based tumor profiling platform through our subsidiary, NantHealth Labs, Inc. Revenue is recognized at a point in time, when reports of results are transferred to the ordering physician or institution, or on a cash basis, or ratably over time for the period of a stand-ready obligation to provide blood-based tumor profiling services.

Home health care services - Home health care services revenue includes revenue related to nursing and therapy services provided to patients in a home care setting. On June 7, 2019, we completed the divestiture of our home health care services business. See Note 4 to the accompanying Consolidated Financial Statements.
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

Home health care services - Home health care services cost of revenue includes direct expenses relating to our nursing and therapy services provided to patients in a home care setting. On June 7, 2019, we completed the divestiture of our home health care services business. See Note 4 to the accompanying Consolidated Financial Statements.
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

Other Income (Expense), net
Other income (expense), net consists primarily of unrealized and realized gains (losses), changes in the fair value of the Bookings Commitment, interest income on our cash equivalent financial instruments, changes in the fair value of our derivative liability, impairment of equity securities and other non-recurring items.
Loss from Equity Method Investment
Loss from equity method investment consists of our pro rata share of losses of a company that we have an ownership interest in and account for under the equity method of accounting, amortization of basis differences, and other than temporary impairments in the value of our investment. We regularly evaluate our investment, which is not carried at fair value, for other than temporary impairment in accordance with U.S. GAAP.
Provision for (Benefit from) Income Taxes
Provision for income taxes consists of U.S. federal and state and foreign income taxes. We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. To date, we have no significant U.S. federal, state and foreign cash income taxes because of our current and accumulated net operating losses ("NOLs").
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
Income (Loss) from Discontinued Operations, net of Tax
Income (loss) from discontinued operations, net of tax consists of earnings or losses related to the disposition of components of our business.

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2020	2019
Revenue
Software-as-a-service related	$18,121	$17,802
Total software-related revenue	18,121	17,802
Sequencing and molecular analysis	59	814
Home health care services	—	1,593
Total net revenue	18,180	20,209

Cost of Revenue
Software-as-a-service related	5,701	5,708
Maintenance	—	70
Amortization of developed technologies	1,143	1,233
Total software-related cost of revenue	6,844	7,011
Sequencing and molecular analysis	352	2,427
Home health care services	—	823
Total cost of revenue	7,196	10,261

Gross Profit	10,984	9,948

Operating Expenses
Selling, general and administrative	12,427	15,324
Research and development	3,550	3,850
Amortization of acquisition-related assets	867	1,054
Total operating expenses	16,844	20,228

Loss from operations	(5,860)	(10,280)
Interest expense, net	(4,657)	(4,414)
Other income (expense), net	3,454	(2,505)
Loss from related party equity method investment	(1,784)	(2,210)
Loss from continuing operations before income taxes	(8,847)	(19,409)
Provision for income taxes	93	226
Net loss from continuing operations	(8,940)	(19,635)
Income (loss) from discontinued operations, net of tax	32,005	(288)
Net income (loss)	$23,065	$(19,923)

Basic and diluted net income (loss) per share
Continuing operations - common stock	$(0.08)	$(0.18)
Discontinued operations - common stock	$0.29	$—
Total net income (loss) per share - common stock	$0.21	$(0.18)

Weighted average shares outstanding
Basic and diluted - common stock	110,619,780	109,904,336

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended March 31,
	2020	2019
Revenue
Software-as-a-service related	99.7%	88.1%
Total software-related revenue	99.7%	88.1%
Sequencing and molecular analysis	0.3%	4.0%
Home health care services	—%	7.9%
Total net revenue	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	31.4%	28.2%
Maintenance	—%	0.3%
Amortization of developed technologies	6.2%	6.2%
Total software-related cost of revenue	37.6%	34.7%
Sequencing and molecular analysis	2.0%	12.0%
Home health care services	—%	4.1%
Total cost of revenue	39.6%	50.8%

Gross Profit	60.4%	49.2%

Operating Expenses
Selling, general and administrative	68.3%	75.8%
Research and development	19.5%	19.1%
Amortization of acquisition-related assets	4.8%	5.2%
Total operating expenses	92.6%	100.1%

Loss from operations	(32.2)%	(50.9)%
Interest expense, net	(25.6)%	(21.8)%
Other income (expense), net	19.0%	(12.4)%
Loss from related party equity method investment	(9.9)%	(10.9)%
Loss from continuing operations before income taxes	(48.7)%	(96.0)%
Provision for income taxes	0.4%	1.2%
Net loss from continuing operations	(49.1)%	(97.2)%
Income (loss) from discontinued operations, net of tax	176.0%	(1.4)%
Net income (loss)	126.9%	(98.6)%

Comparison of Three Months Ended March 31, 2020 and 2019 (Unaudited)
Revenue

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	Amount	Amount	Amount	Percent
Software-as-a-service related	$18,121	$17,802	$319	1.8%
Total software-related revenue	18,121	17,802	319	1.8%
Sequencing and molecular analysis	59	814	(755)	(92.8)%
Home health care services	—	1,593	(1,593)	(100.0)%
Total net revenue	$18,180	$20,209	$(2,029)	(10.0)%
Comparison of the three-month periods ended March 31, 2020 and 2019
Total revenue decreased $2.0 million, or 10.0%, for the three months ended March 31, 2020, compared to the prior year period. The primary driver of this decrease was a $1.6 million decrease in home health care services and a $0.8 million decrease in sequencing and molecular analysis, partially offset by a $0.3 million increase in SaaS revenue.
SaaS related revenue increased by $0.3 million, or 1.8%, for the three months ended March 31, 2020, compared to the prior year period, driven by a $0.8 million increase in our Eviti platform solutions due to revenue related to a new customer in the second quarter of 2019 and a $0.2 million increase in NaviNet revenues from providers. The increase was partially offset by a reduction of NaviNet revenue of $0.7 million, related to the loss of a customer and lower membership in the current year quarter as compared to the prior year quarter.
Sequencing and molecular analysis revenue decreased $0.8 million, or 92.8%, for the three months ended March 31, 2020, compared to the prior year period. This decrease reflected lower volume of GPS samples sequenced and recognized as we moved to a cash basis model until CMS billing can be established.
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
Home health care services decreased $1.6 million, or 100.0%, for the three months ended March 31, 2020 as compared with the same period in 2019. This decrease was due to the sale of our home health care services business in June 2019.

Cost of Revenue

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	Amount	Amount	Amount	Percent
Software-as-a-service related	$5,701	$5,708	$(7)	(0.1)%
Maintenance	—	70	(70)	(100.0)%
Amortization of developed technologies	1,143	1,233	(90)	(7.3)%
Total software-related cost of revenue	6,844	7,011	(167)	(2.4)%
Sequencing and molecular analysis	352	2,427	(2,075)	(85.5)%
Home health care services	—	823	(823)	(100.0)%
Total cost of revenue	$7,196	$10,261	$(3,065)	(29.9)%
Comparison of the three-month periods ended March 31, 2020 and 2019
Total cost of revenue decreased $3.1 million, or 29.9%, for the three months ended March 31, 2020, compared to the prior year period. This decrease was related to declines in all categories, with the primary driver in sequencing and molecular analysis of $2.1 million and home health care services of $0.8 million.

Total software-related cost of revenue decreased from $7.0 million for the three months ended March 31, 2019 to $6.8 million for the three months ended March 31, 2020. SaaS related cost of revenue was flat due to higher personnel cost and professional services costs, fully offset by a decrease in amortization expense related to capitalized internal use software for NaviNet. Additionally, there was a decrease of $0.1 million in amortization of developed technologies cost of revenue due to impairment of the NantHealth Labs intangible assets in the second quarter of 2019.

Sequencing and molecular analysis cost of revenue decreased $2.1 million, or 85.5%. The decrease reflected a $1.0 million reduction in GPS cost of revenue due to a lower volume of GPS test deliveries as a result of lower orders, a $0.7 million decrease in personnel expenses resulting from reduction of headcount working on GPS products, and a $0.3 million decrease in other direct costs.

Home health care services cost of revenue decreased $0.8 million, or 100.0%, for the three months ended March 31, 2020 compared to the prior year period. This decrease was due to the sale of our home health care services business in June 2019.
Selling, General and Administrative

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	Amount	Amount	Amount	Percent
Selling, general and administrative	$12,427	$15,324	$(2,897)	(18.9)%
Comparison of the three-month periods ended March 31, 2020 and 2019
Selling, general and administrative expenses decreased $2.9 million, or 18.9%, for the three months ended March 31, 2020 compared to the prior year period. The decrease was largely attributable to a $2.0 million decline of personnel related costs due to reduced headcount and lower hosting expenses, software services, IT support contracts, and other costs of $0.8 million related to various cost saving measures.

Research and Development

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	Amount	Amount	Amount	Percent
Research and development	$3,550	$3,850	$(300)	(7.8)%
Comparison of the three-month periods ended March 31, 2020 and 2019
Research and development expenses decreased from $3.9 million for the three months ended March 31, 2019 to $3.6 million for the three months ended March 31, 2020. The decrease was related to lower external R&D services costs and a reduction in other costs related to various cost saving measures.
Interest Expense, net

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	Amount	Amount	Amount	Percent
Interest expense, net	$4,657	$4,414	$243	5.5%
Comparison of the three-month periods ended March 31, 2020 and 2019
Interest expense, net increased by $0.2 million, from $4.4 million to $4.7 million for the three months ended March 31, 2020 and 2019, respectively. This increase is attributed to an increase in interest expense from the amortization of debt discounts on our convertible notes issued in 2016 and an increase in interest expense from our note with NantCapital, due to interest accruals.

Please see the section entitled "Liquidity and Capital Resources" and Note 11 and Note 19 to the accompanying Consolidated Financial Statements for further discussion of our convertible notes and the note with NantCapital.
Other Income (Expense), net

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	Amount	Amount	Amount	Percent
Other income (expense), net	$3,454	$(2,505)	$5,959	(237.9)%
Comparison of the three-month periods ended March 31, 2020 and 2019
Other income (expense), net fluctuated by $6.0 million, from an expense of $2.5 million for the three months ended March 31, 2019 to income of $3.5 million for the three months ended March 31, 2020. The income during the first quarter of 2020 was mainly driven by a $3.1 million decrease in the fair value of the Bookings Commitment liability, as a result of changes in the cost of debt due to macroeconomic factors.

Loss from Related Party Equity Method Investment

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	Amount	Amount	Amount	Percent
Loss from related party equity method investment	$1,784	$2,210	$(426)	(19.3)%
The loss from related party equity method investment was related to our pro rata share of losses from our investment in NantOmics and the amortization of the basis differences. We report our share of NantOmics' income or loss and the amortization of basis differences using a one quarter lag.
Comparison of the three-month periods ended March 31, 2020 and 2019
Loss from equity method investment decreased by $0.4 million for the three months ended March 31, 2020 compared to the prior year period. This decrease was due to a reduction in the amount of pro rata share of losses from our investment in NantOmics during the first quarter of 2020. We report our share of NantOmics' loss and the amortization of basis difference using a one quarter lag.
Provision for Income Taxes

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	Amount	Amount	Amount	Percent
Provision for income taxes	$93	$226	$(133)	(58.8)%
Comparison of the three-month periods ended March 31, 2020 and 2019
We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. For the three months ended March 31, 2020 and 2019, the provision for income taxes from continuing operations was an expense of $0.1 million and $0.2 million, respectively, and included the income tax provision of the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three months ended March 31, 2020 and 2019 in continuing operations were a provision of 1.05% and 1.16%, respectively. The effective tax rate for the three months ended March 31, 2020 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.

For the three months ended March 31, 2020, the provision for income taxes from continuing operations of $0.1 million excluded an income tax benefit of $0.2 million, which was included in net income from discontinued operations, net of tax in the accompanying Consolidated Statement of Operations. This income tax benefit is related to the book and tax basis difference in certain intangible assets sold to Masimo (see Note 4 to the accompanying Consolidated Financial Statements).

Income (Loss) from Discontinued Operations, Net of Tax

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	Amount	Amount	Amount	Percent
Income (loss) from discontinued operations, net of tax	$32,005	$(288)	$32,293	(11,213)%
Comparison of the three-month periods ended March 31, 2020 and 2019
For the three months ended March 31, 2020, the income from discontinued operations, net of tax is primarily related to sale of the Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2020, we had cash and cash equivalents of $47.5 million, compared to $5.2 million as of December 31, 2019, of which $0.3 million and $0.2 million, respectively, related to foreign subsidiaries. We believe that our existing cash, cash equivalents, the $47.3 million received from sale of the Connected Care Business in February 2020, and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the financial statements. We continue to have our Chairman and CEO’s intent and ability to support our operations with additional funds as required. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital have been the private placement of membership interests prior to the IPO, debt financing agreements, including the NantCapital Note and Convertible Notes, our IPO, and proceeds from the sale of components of our business.
Convertible Notes

In December 2016, we entered into a purchase agreement (the “Purchase Agreement”) with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90.0 million in aggregate principal amount of our 5.50% Convertible Senior Notes due 2021 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the "Securities Act"). In December 2016, we entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P. (“Cambridge”), an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer, to issue and sell $10.0 million in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the overallotment by the Initial Purchasers, we issued an additional $7.0 million principal amount of the Convertible Notes. The total net proceeds from this offering were approximately $102.7 million, comprised of $9.9 million from Cambridge and $92.8 million from the Initial Purchasers, after deducting the Initial Purchasers’ discount and debt issuance costs of $4.3 million in connection with the Convertible Notes offering.

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
NantCapital Notes
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of March 31, 2020, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note to June 15, 2022 and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On August 8, 2018, we executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, interest payments on outstanding amounts are due on June 15 and December 15 of each calendar year. No advances have currently been made under the note. The note allows us to request advances, up to a maximum commitment of $100.0 million. Advances can be requested of up to $10.0 million per calendar quarter until March 31, 2019 and following that, up to $20.0 million per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes. The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for us to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At March 31, 2020, the Company was in compliance with the covenants.
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

Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
	2020	2019
Cash provided by (used in):
Operating activities	$(2,743)	$(4,833)
Investing activities	45,466	(973)
Financing activities	(238)	(58)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,474	$(5,861)
To date, our operations have been primarily financed through the proceeds from related party promissory notes, the Convertible Notes, the sale of components of our business, and through equity issuances, including net cash proceeds from our IPO. In June 2016, we sold 6,900,000 shares of common stock at a price of $14.00 per share, which includes 400,000 shares sold to the underwriter upon exercise of their overallotment option to purchase additional shares of our Company. We raised net proceeds of $83.6 million from our IPO, after underwriting fees, discounts and commissions of $4.9 million and other offering costs of $8.1 million. In December 2016, we issued Convertible Notes to related party and others for aggregate net proceeds of $102.7 million, $9.9 million from Cambridge, and $92.8 million from others, after deducting underwriting discounts and commissions and offering costs of $4.3 million. In February 2020, we received $47.3 million in proceeds from the sale of our Connected Care Business.
Operating Activities
Our cash flows from operating activities have been driven by rate of revenue, billings, and collections, the timing and extent of spending to support product development efforts and enhancements to existing services, the timing of general and administrative expenses, and the continuing market acceptance of our solution.
In addition, our net income in the three months ended March 31, 2020 has been less than our use of cash for operating activities due to the inclusion of noncash charges.
Cash used in operating activities of $2.7 million during the three months ended March 31, 2020 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the three months ended March 31, 2020, our net income of $23.1 million was a result of noncash items largely due to a $32.2 million gain on sale of our Connected Care Business (see Note 4 to the Consolidated Financial Statements) and a $3.1 million decrease in the fair value of the Bookings Commitment, partly offset by noncash expenses mainly attributed by $4.3 million of depreciation and amortization, a $1.8 million loss on related party equity investment, and $1.5 million related to the amortization of debt discounts and deferred financing offering costs.
Changes in working capital increased cash $1.5 million during the three months ended March 31, 2020. The increase in cash was primarily attributable to a $15.4 million decrease in prepaid expenses and other current assets and a $1.9 million increase in related party payables, largely offset by a $14.9 million decrease in accrued and other current liabilities and a $1.4 million decrease in deferred revenues.
Cash used in operating activities of $4.8 million during the three months ended March 31, 2019 was a result of our continued significant investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the three months ended March 31, 2019, $12.7 million, or 63.8%, of our net loss of $19.9 million consisted of noncash items, including $5.8 million of depreciation and amortization, $2.5 million increase in the fair value of the Bookings Commitment, and a $2.2 million loss on related party equity investment. Certain of our securities litigation (see Part II. Item 1. Legal Proceedings) costs are covered and paid directly by insurance, with $1.8 million of costs recorded in accrued and other current liabilities and a corresponding $1.8 million of insurance proceeds recognized in other current assets.
Changes in working capital increased cash $2.4 million during the three months ended March 31, 2019. The increase in cash was primarily attributable to a $1.7 million increase in related party payables, a $1.0 million increase in deferred revenues and a $0.7 million increase in accounts payable, offset by a $1.1 million increase in prepaid expenses and other current assets.

Investing Activities
Our primary investing activities have consisted of acquisitions to expand our features and functionality of NantHealth solutions and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure.
We had $45.5 million of net cash provided by investing activities during the three months ended March 31, 2020, comprised of $46.4 million of net proceeds from the sale of our Connected Care Business (see Note 4 to the Consolidated Financial Statements), offset by $0.9 million of investment used for the purchase of property and equipment including internal-use software.
We used $1.0 million of cash in investing activities during the three months ended March 31, 2019 related to investments in internal-use software, leasehold improvements and purchases of equipment.
Financing Activities
Cash used in financing activities during the three months ended March 31, 2020 of $0.2 million was related to the payment of principal for the insurance promissory note.
Cash used in financing activities during the three months ended March 31, 2019 of $0.1 million was due to payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan.
Contractual Obligations, Commitments and Contingencies
Except for the assignment of the Panama City, Florida operating lease to Masimo in connection with the sale of our Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements), there have been no material changes during the three months ended March 31, 2020 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 13 to the accompanying Consolidated Financial Statements for discussion of our lease arrangements.
New Accounting Pronouncements
See Note 2 to the accompanying Consolidated Financial Statements for a discussion of new accounting standards.
Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet arrangements.
Related Party Transactions
See Note 19 to the accompanying Consolidated Financial Statements for a discussion of related party transactions.
Critical Accounting Policies and Significant Judgments and Estimates
This Management’s Discussion and Analysis of our Results of Operations and Liquidity and Capital Resources is based on our Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies and estimates discussed in Note 2 to the Consolidated Financial Statements of our Annual Report on 10-K that was filed with the SEC on February 28, 2020, reflect our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. Refer to Note 2 to the accompanying Consolidated Financial Statements for a discussion of any significant changes to our critical accounting policies and estimates as disclosed in our 10-K.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2020, we had $47.5 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Primarily all of our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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
Foreign Currency Risk
We maintain offices and bank accounts in the United Kingdom. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of March 31, 2020 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825. ("Deora") In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Patrick Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the court certified the case as a class action. On October 23, 2019, the parties notified the court that they had reached a settlement in principle to resolve the action on a classwide basis in the amount of $16.5 million, which was included in accrued and other current liabilities on the Consolidated Balance Sheet at December 31, 2019. The court granted preliminary approval of the settlement on January 31, 2020, and a hearing for final approval of the settlement is scheduled for June 15, 2020. The $16.5 million settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by the Company’s insurance carriers, and a portion was funded by the Company. The settlement is contingent upon certain matters, including final approval by the court. Also, the parties have the right to terminate the settlement in certain circumstances.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties have agreed to stay the case. The next case management conference is scheduled for July 31, 2020. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as in re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint. A hearing on the defendants’ motion was held on September 25, 2019. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. The complaint contains allegations similar to those in Deora but asserts causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The parties agreed to stay the case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery. The stay has been lifted due to the court’s January 14, 2020 decision granting in part and denying in part the motion to dismiss.
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

The parties completed fact discovery on May 10, 2019 and completed expert discovery on August 22, 2019.

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

On February 24, 2020, the Company filed a Petition for Interlocutory Relief. The petition sought relief from the Decision and Order granting PayPal’s motion for summary judgment regarding its claim for breach of the Sublease Agreement as to liability only. On March 2, 2020, a single justice of the Massachusetts Appeals Court denied the Company’s Petition for Interlocutory Relief.

Starting in late January 2020, PayPal and its attorneys and brokers began producing additional documents that had not been produced during the fact discovery period. These supplemental productions continued through April 2020 and may be ongoing.

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
We were organized as a limited liability company in Delaware and began operations in 2010. In June 2016, we converted to a Delaware corporation. Additionally, our business has operated as part of the larger NantWorks, LLC, or NantWorks, group of affiliated companies. Our limited independent operating history, particularly in light of the increasingly complex and rapidly evolving healthcare and technology markets in which we operate, may make it difficult to evaluate our current business and predict our future performance. In addition, we have acquired numerous companies or businesses over the past three years, including certain assets of NaviNet, and most recently NantHealth Labs. In addition, in August 2017, we sold our provider/patient engagement solutions business to Allscripts and in February 2020, we sold assets relating to our connected care business to Masimo. We have had limited experience operating these businesses as a whole and as such, it may be difficult to evaluate our current business and predict our future operating performance. In light of the foregoing, any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these challenges successfully, our business results will suffer.

We have a history of significant losses, which we expect to continue, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $62.8 million and $192.2 million during the years ended December 31, 2019 and 2018, respectively, and $23.1 million for the three months ended March 31, 2020, respectively. As of March 31, 2020, we had an accumulated deficit of $(923.8) million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including GPS Cancer, Omics Core and our clinical studies for our liquid biopsy platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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

In connection with our 2018 financial reports, we previously identified a material weakness in relation to the valuations of our related party equity method investment in NantOmics (see Note 10 to our Consolidated Financial Statements) and the Bookings Commitment liability (see Notes 12 to our Consolidated Financial Statements). We designed and implemented measures that have remediated this material weakness, including, among other things, controls to consider all required elements needed to support the measurement of fair value of a liability and assess the reasonableness of assumptions underlying prospective financial information used in the fair value measurement of the Company’s investment in a related party. We incurred significant costs to remediate this weakness, primarily personnel costs, external consulting and legal fees, system implementation costs, and related indirect costs including the use of facilities and technology. If we identify additional errors that result in material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

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
We have been named as a defendant in lawsuits arising out of our initial public offering and later public statements. In March 2017, a number of putative class action securities complaints were filed in U.S. District Court in California, naming as defendants the Company and certain of our executive officers and directors. Certain plaintiffs also named, as defendants, investment banks who were underwriters in our initial public offering but the claims against the underwriters were dropped. The complaints generally allege that defendants made material misstatements and omissions in violation of the federal securities laws. In October 2019, the parties reached an agreement in principle to settle these federal class actions in their entirety for $16.5 million, which was included in accrued and other current liabilities on the Consolidated Balance Sheet at December 31, 2019. The court granted preliminary approval of the settlement on January 31, 2020, and a hearing for final approval of the settlement is scheduled for June 15, 2020. The $16.5 million settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by our insurance carriers, and a portion was funded by us. The settlement is contingent upon certain matters, including final approval by the court. Also, the parties have the right to terminate the settlement in certain circumstances. We cannot assure you that the settlement will be approved and become final. If the settlement does not get final approval or is terminated or fails to become final for any other reason, the parties will revert to their prior litigation positions, in which event the outcomes of the litigation will be difficult to predict. Plaintiffs may seek recovery of a substantial amount and the monetary and other impact of this action may remain unknown for substantial periods of time. If the settlement does not reach final approval, the cost to defend, attempt a second settlement, or otherwise resolve this matter may be significant and divert management's attention from the operations of the Company. In that event, we cannot assure you that we will prevail in this lawsuit, and if we are ultimately unsuccessful in this matter, we could be required to pay substantial amounts which might materially adversely affect our business, operating results and financial condition. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, Legal Proceedings.
Risks related to our sequencing and molecular analysis solutions and clinical studies
We may not be able to generate sufficient revenue from our sequencing and molecular analysis solutions, including GPS Cancer, or our relationships with sequencing and molecular analysis customers, to achieve and maintain profitability.
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payers and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 0.3%, 2.2% and 4.2% of our total net revenue for the three months ended March 31, 2020, and the years ended December 31, 2019 and 2018, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer and other diseases into our molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.

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
Full genomic sequencing and expression analysis may have limited utility on a stand-alone basis. We believe the real value is derived by linking genomic sequencing and RNA analysis with disease pathways to help enable the discovery and development of personalized treatments. We do not currently, and do not expect in the future to, engage in research regarding disease pathways or engage in the development or commercialization of specific therapeutics or drugs. Instead, we will rely on third parties to do so. If, however, third-party time and funding is not devoted to determining disease pathways or to discovering, developing and marketing therapeutics or drugs specific to such pathways, sequencing and molecular analysis and our associated solution (including GPS Cancer and Omics Core) will be perceived to have limited utility and our business may be adversely affected.
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

The efficiency of sequencing and molecular analysis, including GPS Cancer and Omics Core, and the results that we achieve depend on the design and operation of our test processes, which use a number of complex and sophisticated biochemical, informatics, optical, and mechanical processes, many of which are highly sensitive to external factors. An operational or technology failure in one of these complex processes or fluctuations in external variables may result in processing efficiencies that are lower than we anticipate or that vary between testing runs. In addition, we regularly evaluate and if necessary, refine our processes. These refinements may initially result in unanticipated issues that further reduce our test run yields or increase the variability of our test run yields. Low test run yields can cause variability in our operating results and damage our reputation. In addition, although we believe GPS Cancer is a comprehensive molecular profiling solution, no solution is fully comprehensive, and it will need to be continually improved in line with improvements in science and technology and potential developments by our competitors. If GPS Cancer proves to not be fully comprehensive, customer demand for GPS Cancer may be adversely affected.

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
Personalized molecular analysis is a new area of science, and we face competition from companies that offer products, or have conducted research, to profile genes and gene expression in various cancers. Our principal competition for our sequencing and molecular analysis solutions comes from diagnostic companies that also offer whole genome/exome sequencing. We also compete with diagnostic companies offering molecular diagnostic tests that capture only a single marker or test panels that capture a limited number of the most well-known gene alterations, known as hotspot panel tests. In addition, academic research centers, diagnostic companies and next-generation sequencing, or NGS, platform developers are offering or developing NGS-based testing. NGS-based testing also has the capability to provide whole genome/exome sequencing to compete with our solutions.

Our competitors with respect to our tissue-based sequencing and molecular analysis solutions include companies such as Foundation Medicine, Inc., or Foundation Medicine, Caris Life Sciences, Inc., or Caris Life Sciences, Personal Genome Diagnostics, Inc., or Personal Genome Diagnostics, Guardant Health, Inc., and Paradigm Diagnostics, Inc. and Tempus Labs.

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
We believe our future success will depend in large part on establishing and growing a market for our systems infrastructure and that our systems are able to provide operational intelligence, particularly designed to collect and index machine data. Our systems infrastructure is designed to address interoperability challenges across the healthcare continuum. It integrates big data with real time resources and applies machine learning algorithms to inform and optimize treatment decisions. In order to grow our business, we intend to expand the functionality of our offering to increase its acceptance and use by the broader market. In particular our systems infrastructure is targeted at those in the healthcare continuum that are transitioning from fee-for-service to a value-based reimbursement model. While we believe this to be the current trend in healthcare, this trend may not continue in the future. Our systems infrastructure is less effective with a traditional fee-for-service model and if there is a reversion in the industry towards fee-for-service, or a shift to another model, we would need to update our offerings and we may not be able to do so effectively or at all. It is difficult to predict client adoption and renewal rates, client demand for our software, the size and growth rate of the market for our solutions, the entry of competitive products or the success of existing competitive products. Many of our potential clients may already be party to existing agreements for competing offerings that may have lengthy terms or onerous termination provisions, and they may have already made substantial investments into those platforms which would result in high switching costs. Any expansion in our market depends on several factors, including the cost, performance and perceived value associated with such operating system and software applications particularly considering the shifting market dynamics. Although we have experienced rapid adoption of our systems infrastructure and software solutions, the rate may slow or decline in the future, which would harm our business and operating results. In addition, while many large hospital systems and payers use our solutions, many of these entities use only certain of our offerings, and we may not be successful in driving broader adoption of our solutions among these existing users, which would limit our revenue growth.
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
During the year ended December 31, 2019, we derived 16.8% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 13.8% and 12.9% of our revenue through two of NaviNet's major customers. During the three months ended March 31, 2020, we derived 17.6% of our revenue through this reseller and another 15.1%, 13.7%, and 10.8% of our revenue through three of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause on or after June 30, 2022 if 12 months’ prior written notice is provided, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.
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
The development, manufacturing and sale of medical devices and/or test services that utilize medical devices expose us to significant risk of product liability claims, product recalls and, occasionally, product failure claims. We face an inherent business risk of financial exposure to product liability claims if the use of our solutions or services, including lab testing services, results in personal injury or death. Substantial product liability litigation currently exists within the medical device industry. Some of our solutions or services may become subject to product liability claims and/or product recalls. Future product liability claims and/or product recall costs may exceed the limits of our insurance coverages or such insurance may not continue to be available to us on commercially reasonable terms, or at all. In addition, a significant product liability claim, or product recall could significantly damage our reputation for producing safe, reliable and effective products, making it more difficult for us to market and sell our products in the future. Consequently, a product liability claim, product recall or other claim could have a material adverse effect on our business, financial condition, operating results and cash flows.
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
Even if we obtain clearance or approval to sell medical device products or test services that utilize or comprise of a medical device, we are subject to ongoing requirements and inspections that could lead to the restriction, suspension or revocation of our clearance or approval.
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
We currently secure all of our rights to our sequencing and molecular analysis solutions, including GPS Cancer and Omics Core, from NantOmics. The prospects for these offerings depend in part on the expertise and financial strength of NantOmics, which is controlled by Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer. We rely on NantOmics to handle certain aspects of our sequencing and molecular analysis solutions, including GPS Cancer and Omics Core, including but not limited to:

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

We are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including but not limited to communications with patients and providers such as providing interpretations of the molecular analysis reports and resolving any disputes, ensuring customer satisfaction, billing and collections and patient and physician engagement. At December 31, 2018, September 30, 2018, June 30, 2017 and December 31, 2016, we determined that other than temporary impairments of $14.8 million, $80.4 million, $33.9 million and $29.8 million, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill. The estimated decline in fair value at December 31, 2018 was primarily due to altered pricing assumptions for the reseller agreement between the Company and NantOmics. The estimated declines in fair value at September 30, 2018, June 30, 2017 and December 31, 2016 were primarily caused by changes in projected GPS Cancer revenue, due to delays in the Company's GPS Cancer revenue growth and changes in the risk profile of our financial projections for NantOmics. If NantOmics is unable to successfully handle its aspects of our sequencing and molecular analysis solutions or we are unable to successfully handle our aspects of delivering our sequencing and molecular analysis solutions, our business will be adversely affected.
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

Additionally, through our agreement with NantOmics, we purchase our sequencing and molecular analysis solutions, including GPS Cancer, at a discount to market price. We also receive revenue from our sale of NantOmics’ whole genome/exome sequencing and RNA analysis. If we are reimbursed at an amount equal to or less than a certain threshold, our sequencing and molecular analysis solutions will not be profitable and our business will be materially and adversely affected. Since we expect that pricing pressure from government and third party payers, increasing competition from companies and others offering whole genome/exome sequencing and reductions in the costs of providing whole genome/exome sequencing as technologies mature, will combine to drive the price of whole genome/exome sequencing down, we cannot guarantee that the price we are able to charge for our sequencing and molecular analysis solutions will continue to yield a profit under the terms of the exclusive reseller agreement.

We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service which could damage our reputation, harm our ability to attract and maintain clients and decrease our revenue.
We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service. These licenses are generally commercially available on varying terms; however, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in providing NantHealth solutions (including Eviti, NaviNet apps, and our sequencing and molecular analysis solutions) until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could damage our reputation, harm our ability to attract and maintain clients and decrease our revenue.
We are heavily dependent on our senior management, particularly Dr. Patrick Soon-Shiong, and a loss of a member of our senior management team in the future could harm our business.
If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the continued performance and active participation of certain key individuals, including Dr. Patrick Soon-Shiong, our Chairman, Chief Executive Officer and our principal stockholder. Although we expect Dr. Patrick Soon-Shiong will continue to devote on average at least 20 hours per week to our company, he will continue to primarily focus on NantKwest, Inc., or NantKwest, a publicly-traded, clinical-stage immunotherapy company, of which he is Chairman and Chief Executive Officer. Dr. Patrick Soon-Shiong will also devote time to other companies operating under NantWorks, a collection of multiple companies in the healthcare and technology space that Dr. Patrick Soon-Shiong founded in 2011. We do not believe Dr. Patrick Soon-Shiong has any material conflicting obligations as a result of his involvement with other companies. Additionally, we are dependent on commercial relationships with various other parties affiliated with NantWorks and with Dr. Patrick Soon-Shiong, including NantOmics, as described in Note 19 of the accompanying notes to the Consolidated Financial Statements, and we may enter into additional relationships in the future. If Dr. Patrick Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all. The risks related to our dependence upon Dr. Patrick Soon-Shiong are particularly acute given his ownership percentage and role in our company. If we were to lose Dr. Patrick Soon-Shiong, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. We have not entered into, nor do we intend to enter into, an employment agreement with Dr. Patrick Soon-Shiong.

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of March 31, 2020, the total value of our goodwill and intangible assets, net of accumulated amortization was $147.1 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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

Our new components or enhancements to our test platform and changes to our test platform could fail to attain sufficient market acceptance for many reasons, including:

•our failure to predict physician and patient market demand accurately in terms of test platform functionality and to supply a test platform that meets this demand in a timely fashion;
•delays in releasing to the market our new components or enhancements to our test platform to the market;
•failing to keep our sequencing and molecular analysis solutions up to date and on pace with current clinical and market developments;
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
Our operations, and those of our contractors, consultants, customers, resellers or partners, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics, acts of terrorism, acts of war and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. For example, we have corporate offices in Los Angeles County, California near major earthquake faults and fire zones. We attempt to mitigate these risks through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions will not protect against all potential problems. If our clients’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of funds due to clients or medical information relevant to patient care. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Also, in March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak. Many jurisdictions, particularly in North America (including the United States), Europe and Asia, as well as U.S. states in which we operate, including California, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited, and are considering to further limit, social mobility and gathering. To date, there has been no material adverse impact to our business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on the Company and our contractors, consultants, customers, resellers and partners are unknown at this time. For example, the demand for our solutions among certain of our provider or payer customers could be impacted in the future, either through reduced transaction volume for solutions by which the Company derives revenue on a per transaction basis or through the delayed closing or signing of new or add-on contracts with customers that are dealing with impacts from the pandemic.

However, in light of the uncertainties regarding economic, business, social, health and geopolitical conditions, our revenues, earnings, liquidity, and cash flows could be adversely affected, whether on an annual or quarterly basis. Continued impacts of the COVID-19 pandemic could materially adversely affect our current and long-term account receivable collectibility, as our negatively impacted customers from the pandemic may request temporary relief, delay, or not make scheduled payments. In addition, the deployment of our solutions may represent a large portion of our customers' investments in software technology. Decisions to make such an investment are impacted by the economic environment in which the customers operate. Uncertain global geopolitical, economic and health conditions and the lack of visibility or the lack of financial resources may cause some customers to reduce, postpone or terminate their investments, or to reduce or not renew ongoing paid services, adversely impacting our revenues or timing of revenue. Health conditions in some geographic areas where our customers operate could impact the economic situation of those areas. These conditions, including the COVID-19 pandemic, may present risks for health and limit the ability to travel for our employees, which could further lengthen our sales cycle and delay revenue and cash flows in the near-term. Moreover, the potential for future infections among our employees and/or consultants is possible until effective treatments for COVID-19 are found and such future infections (depending on the severity, scope and location) could impact the Company’s ability to continue operations in the ordinary course.

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
We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of March 31, 2020, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) nine (9) issued U.S. utility patents; (ii) thirteen (13) pending U.S. patent applications, of which eleven (11) are U.S. utility patent applications and two (2) are U.S. design patent applications; (iii) nine (9) issued patents outside the United States; and (iv) seventeen (17) patent applications pending in jurisdictions outside the United States. Of these U.S. and non-U.S. patents and applications, five (5) patents and eight (8) applications are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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
Several states require that we and NantOmics hold laboratory licenses to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. We may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our offerings, which may require review of our offerings in order to offer our services or may have other limitations such as prohibitions on the export of tissue necessary for us to perform our sequencing and molecular analysis services that may limit our ability to distribute outside of the United States.

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
As of May 8, 2020, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 59% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 85% of the outstanding equity and approximately 99% of the outstanding voting equity as of March 31, 2020. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 59% of the voting power of our common stock as of May 8, 2020.
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
On or after the date that is one year after the last date of original issuance of the notes, we will in certain circumstances make an interest make-whole payment, as described under Note 11. Convertible Notes to our Consolidated Financial Statements, to a converting holder, payable in cash or shares of our common stock. If we elect, or are deemed to have elected, to pay any interest make-whole payment by delivering shares of our common stock, the number of shares of common stock a converting holder of notes will receive will be the number of shares that have a value equal to the amount of the interest make-whole payment to be paid to such holder in shares of our common stock, divided by the product of (x) 95% and (y) the simple average of the daily VWAP of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date, which could result in significant dilution to our stockholders.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 59% of the voting power of our common stock, as of May 8, 2020), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

NantHealth, Inc.

(Registrant)

Date:	May 8, 2020	By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2020	By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)