Form 10-Q
period 2020-06-30
NantHealth, Inc.
filed 2020-08-10
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                 to
Commission file number: 001-37792

NantHealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-3019889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9920 Jefferson Blvd.		90232
Culver City,	California	(Zip Code)
(Address of principal executive offices)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2020, the registrant had 111,024,133 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended June 30, 2020

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$37,526	$5,243
Accounts receivable, net	3,473	6,179
Related party receivables, net	1,146	823
Prepaid expenses and other current assets	3,359	19,341
Current assets of discontinued operation	—	6,327
Total current assets	45,504	37,913
Property, plant, and equipment, net	13,206	14,985
Goodwill	97,307	97,307
Intangible assets, net	47,829	51,848
Investment in related party	—	31,702
Related party receivable, net of current	848	1,108
Operating lease right-of-use assets	7,776	8,470
Other assets	2,038	1,818
Noncurrent assets of discontinued operation	—	21,336
Total assets	$214,508	$266,487

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,159	$3,377
Accrued and other current liabilities	11,852	31,988
Deferred revenue	4,454	7,098
Related party payables, net	3,852	4,120
Notes payable	—	238
Current liabilities of discontinued operation	—	10,680
Total current liabilities	23,317	57,501
Deferred revenue, net of current	687	1,129
Related party liabilities	27,644	24,227
Related party promissory note	112,666	112,666
Related party convertible note, net	9,129	8,864
Convertible notes, net	87,518	84,648
Deferred income taxes, net	1,617	1,669
Operating lease liabilities	8,863	9,728
Other liabilities	25,288	21,542
Noncurrent liabilities of discontinued operation	—	1,649
Total liabilities	296,729	323,623
Commitments and Contingencies (Note 14)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 110,929,357 and 110,619,678 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	890,292	889,955
Accumulated deficit	(972,108)	(946,884)
Accumulated other comprehensive loss	(416)	(218)
Total stockholders' deficit	(82,221)	(57,136)
Total liabilities and stockholders' deficit	$214,508	$266,487

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Software-as-a-service related	$17,521	$18,291	$35,642	$36,093
Total software-related revenue	17,521	18,291	35,642	36,093
Sequencing and molecular analysis	64	491	123	1,305
Home health care services	—	1,270	—	2,863
Total net revenue	17,585	20,052	35,765	40,261

Cost of Revenue:
Software-as-a-service related	5,916	5,658	11,617	11,366
Maintenance	—	97	—	167
Amortization of developed technologies	1,143	1,143	2,286	2,376
Total software-related cost of revenue	7,059	6,898	13,903	13,909
Sequencing and molecular analysis	259	1,177	611	3,604
Home health care services	—	648	—	1,471
Total cost of revenue	7,318	8,723	14,514	18,984

Gross Profit	10,267	11,329	21,251	21,277

Operating Expenses
Selling, general and administrative	11,995	13,811	24,422	29,135
Research and development	4,215	3,391	7,765	7,241
Amortization of acquisition-related assets	866	1,054	1,733	2,108
Impairment of intangible asset	—	3,977	—	3,977
Total operating expenses	17,076	22,233	33,920	42,461

Loss from operations	(6,809)	(10,904)	(12,669)	(21,184)
Interest expense, net	(4,773)	(4,473)	(9,430)	(8,887)
Other (expense) income, net	(6,751)	1,069	(3,297)	(1,436)
Loss from related party equity method investment	(29,918)	(2,208)	(31,702)	(4,418)
Loss from continuing operations before income taxes	(48,251)	(16,516)	(57,098)	(35,925)
Provision for income taxes	4	622	97	848
Net loss from continuing operations	(48,255)	(17,138)	(57,195)	(36,773)
(Loss) income from discontinued operations, net of tax	(34)	2,425	31,971	2,137
Net loss	$(48,289)	$(14,713)	$(25,224)	$(34,636)

Basic and diluted net income (loss) per share
Continuing operations - common stock	$(0.44)	$(0.15)	$(0.52)	$(0.33)
Discontinued operations - common stock	$—	$0.02	$0.29	$0.02
Total net loss per share - common stock	$(0.44)	$(0.13)	$(0.23)	$(0.31)

Weighted average shares outstanding
Basic and diluted - common stock	110,831,456	110,209,510	110,731,925	110,057,981

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(48,289)	$(14,713)	$(25,224)	$(34,636)
Other comprehensive (loss) income from foreign currency translation	(10)	82	(198)	137
Total other comprehensive (loss) income	(10)	82	(198)	137
Comprehensive loss	$(48,299)	$(14,631)	$(25,422)	$(34,499)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2019	110,619,678	$11	$889,955	$(946,884)	$(218)	$(57,136)
Stock-based compensation expense	—	—	668	—	—	668
Other comprehensive loss	—	—	—	—	(188)	(188)
Net income	—	—	—	23,065	—	23,065
Balance at March 31, 2020	110,619,678	11	890,623	(923,819)	(406)	(33,591)
Stock-based compensation expense	—	—	408	—	—	408
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	309,679	—	(739)	—	—	(739)
Other comprehensive loss	—	—	—	—	(10)	(10)
Net loss	—	—	—	(48,289)	—	(48,289)
Balance at June 30, 2020	110,929,357	11	890,292	(972,108)	(416)	(82,221)

NantHealth, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018	109,491,277	$11	$887,289	$(884,122)	$(347)	$2,831
Stock-based compensation expense	—	—	707	—	—	707
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	430,370	—	(53)	—	—	(53)
Assignment of NantHealth Labs (see Note 19)	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	55	55
Net loss	—	—	—	(19,923)	—	(19,923)
Balance at March 31, 2019	109,921,647	11	887,963	(904,045)	(292)	(16,363)
Stock-based compensation expense	—	—	707	—	—	707
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	532,860	—	(209)	—	—	(209)
Other comprehensive income	—	—	—	—	82	82
Net loss	—	—	—	(14,713)	—	(14,713)
Balance at June 30, 2019	110,454,507	11	888,461	(918,758)	(210)	(30,496)

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020 (2)	2019 (2)
Cash flows from operating activities:
Net loss	$(25,224)	$(34,636)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of businesses	(32,211)	582
Depreciation and amortization	8,305	11,943
Amortization of debt discounts and deferred financing offering cost	3,135	2,760
Impairment of goodwill and other intangible assets	—	3,977
Change in fair value of derivatives liability	63	—
Change in fair value of Bookings Commitment	3,727	1,505
Stock-based compensation	1,049	1,323
Deferred income taxes, net	(265)	251
Provision for bad debt expense	121	24
Loss from related party equity method investment	31,702	4,418
Changes in operating assets and liabilities:
Accounts receivable, net	4,165	285
Inventories	(18)	193
Related party receivables, net	(63)	320
Prepaid expenses and other current assets	15,640	(1,836)
Accounts payable	(437)	1,394
Accrued and other current liabilities	(20,110)	(2,398)
Deferred revenue	(2,963)	(1,072)
Related party payables, net	2,934	2,624
Change in operating lease right-of-use assets and liabilities	(180)	(192)
Other assets and liabilities	(104)	(629)
Net cash used in operating activities	(10,734)	(9,164)
Cash flows from investing activities:
Net proceeds from sale of businesses	46,401	300
Purchases of property and equipment, including internal-use software	(2,157)	(2,088)
Net cash provided by (used in) investing activities	44,244	(1,788)
Cash flows from financing activities:
Repayments of insurance promissory note	(238)	—
Tax payments related to stock issued, net of stock withheld, for vested equity awards	(739)	(267)
Net cash used in financing activities	(977)	(267)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	32,522	(11,229)
Cash, cash equivalents and restricted cash, beginning of period (1)	6,379	19,441
Cash, cash equivalents and restricted cash, end of period (1)	$38,901	$8,212

NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$2,944	$2,943
Noncash investing and financing activities:
Purchases of property and equipment including internal use software	$102	$91
(1) Cash and cash equivalents included restricted cash of $1,136 and $1,375 at December 31, 2019 and June 30, 2020, respectively, and $1,136 and $1,136 at December 31, 2018 and June 30, 2019, respectively. Restricted cash is included in other assets and consists of funds that are contractually restricted as to usage or withdrawal related to the Company's security deposits in the form of standby letters of credit for leased facilities and funds held in an escrow account related to the sale of the Connected Care Business (see Note 4). No amounts have been drawn upon the letters of credit as of June 30, 2020.
(2) The statements for the six months ended June 30, 2020 and 2019 include the Connected Care Business (see Note 4).
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
As of June 30, 2020, the Company conducted the majority of its operations in the United States and the United Kingdom.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak. Many jurisdictions, particularly in North America (including the United States), Europe and Asia, as well as U.S. states in which the Company operates, including California, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited, and are considering to further limit, social mobility and gathering. To date, there has been no material adverse impact to the Company's business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on the Company and its contractors, consultants, customers, resellers and partners is unknown at this time.

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
The Company believes its existing cash, cash equivalents, and its ability to borrow from affiliated entities will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements. The Company continues to have its Chairman and CEO’s intent and ability to support the Company’s operations with additional funds as required. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. The Company may also consider selling off components of its business. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“NantCapital”) and its convertible notes, its IPO, and proceeds from the sale of components of its business.

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

Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three months ended June 30, 2020 and 2019, there were revenues of $1,821 and $1,901 recognized, respectively, that were included in the deferred revenue balance at the beginning of the period. During the six months ended June 30, 2020 and 2019, there were revenues of $3,649 and $4,145 recognized, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $1,231 at June 30, 2020 and $1,455 at December 31, 2019. During the three months ended June 30, 2020 and 2019, the Company recorded amortization of $226 and $198, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded amortization of $469 and $368, respectively.
Performance Obligations
As of June 30, 2020, the Company has allocated a total transaction price of $5,958 to unfulfilled performance obligations that are expected to be fulfilled within nine years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The operating results of the Company's discontinued operation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Major classes of line items constituting pretax income (loss) of discontinued operations
Net revenue	$—	$5,634	$1,165	$9,154
Cost of revenue	—	(1,093)	(467)	(2,122)
Selling, general and administrative	(2)	(1,366)	(526)	(2,831)
Research and development	9	(1,193)	(583)	(2,423)
Other expense, net	—	(15)	(5)	(15)
Pretax loss from discontinued operations related to major classes of pretax income (loss)	7	1,967	(416)	1,763
Pretax gain on sale of the Connected Care Business	—	—	32,211	—
Total pretax income (loss) from discontinued operations	7	1,967	31,795	1,763
Provision for (benefit from) income taxes	7	(489)	(216)	(489)
Total income (loss) from discontinued operations, net of tax	$—	$2,456	$32,011	$2,252

The significant operating and investing cash and noncash items of the discontinued operation included on the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Depreciation and amortization	$10	$243
Gain on sale of the Connected Care Business	32,211	—
Cash flows from investing activities:
Net proceeds from sale of the Connected Care Business	46,401	—
Purchases of property and equipment, including internal-use software	76	—

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
Note 5. Accounts Receivable, net
Accounts receivable are included on the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2020 and December 31, 2019 was $120 and $95, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 6. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Prepaid expenses	$2,139	$1,794
Securities litigation insurance receivable	413	16,627
Other current assets	807	920
Prepaid expenses and other current assets	$3,359	$19,341

Accrued and other current liabilities as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Payroll and related costs	$5,190	$8,106
Securities litigation expense payable	413	17,127
Operating lease liabilities	1,613	1,617
Other accrued and other current liabilities	4,636	5,138
Accrued and other current liabilities	$11,852	$31,988

Note 7. Property, Plant and Equipment, net
Property, plant and equipment, net as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Computer equipment and software	$12,325	$12,144
Furniture and equipment	2,179	2,292
Leasehold and building improvements	7,133	7,160
Property, plant, and equipment, excluding internal-use software	21,637	21,596
Less: Accumulated depreciation and amortization	(17,526)	(17,078)
Property, plant and equipment, excluding internal-use software, net	4,111	4,518
Internal-use software	34,034	33,278
Construction in progress - Internal-use software	3,970	2,973
Less: Accumulated depreciation and amortization, internal-use software	(28,909)	(25,784)
Internal-use software, net	9,095	10,467
Property, plant, and equipment, net	$13,206	$14,985

Depreciation and amortization expense from continuing operations was $1,799 and $3,807, respectively, for the three and six months ended June 30, 2020, of which $1,421 and $3,056, respectively, related to internal use software costs. Depreciation and amortization expense from continuing operations was $3,586 and $6,850, respectively, for the three and six months ended June 30, 2019, of which $2,401 and $4,948, respectively, related to internal-use software costs.

Amounts capitalized to internal-use software for the three months ended June 30, 2020 and 2019 were $943 and $984, respectively. Amounts capitalized to internal-use software for the six months ended June 30, 2020 and 2019 were $2,153 and $1,896, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Customer relationships	$52,000	$52,000
Developed technologies	32,000	32,000
Trade name	3,000	3,000
	87,000	87,000
Less: Accumulated amortization	(39,171)	(35,152)
Intangible assets, net	$47,829	$51,848

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three months ended June 30, 2020 and 2019 was $2,009 and $2,197, respectively. Amortization expense from continuing operations for the six months ended June 30, 2020 and 2019 was $4,019 and $4,484, respectively.

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

The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of June 30, 2020 is as follows:

Amounts
Remainder of 2020	$4,019
2021	8,038
2022	8,038
2023	3,467
2024	3,467
2025	3,467
Thereafter	17,333
Total future intangible amortization expense	$47,829

Note 9. Goodwill
Goodwill as of both June 30, 2020 and December 31, 2019 was $97,307, net of goodwill allocated to the discontinued operation of $18,623. The goodwill allocated to the discontinued operation was based on the fair value of the Connected Care Business as a percentage of the total fair value of the Connected Care Business and the Company that remains after the sales transaction (see Note 4).
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

At June 30, 2020, the Company determined that an other-than-temporary-impairment of $28,227, the full remaining carrying value of the Company's investment in NantOmics, had occurred, predominantly attributed to (i) limited progress by NantOmics in completing revenue generating transactions for paid molecular analysis services for the research and pharmaceutical industries; (ii) limited progress in completing licensing transactions for proprietary molecular analysis technologies and/or intellectual property of NantOmics; and (iii) the Company's decision to shift future laboratory operations in-house related to the GPS Cancer and Omics Core products to better control the supply chain and CMS reimbursement process, which the Company expects to result in reduced fees to NantOmics. The other-than-temporary-impairment was based on judgments and estimates that were forward looking in nature and it is reasonably possible that the estimates could change in the near term. The Company believes the assumptions on projected financial information are reasonable. However, actual results may differ materially from those projections.

Pertaining to the Company's share of NantOmics' income or loss, amortization of basis differences, and other-than-temporary impairments, for the three months ended June 30, 2020 and 2019, the Company recognized losses of $29,918 and $2,208, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized losses of $31,702 and $4,418, respectively.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. The Company used the following summarized financial information for NantOmics for the three and six months ended March 31, 2020 and 2019, to record its equity method losses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues	$126	$1,320	$349	$3,066
Gross loss	(479)	(814)	(1,641)	(1,334)
Loss from operations	(3,950)	(6,221)	(7,806)	(13,105)
Impairment on equity investments	—	—	—	(12,265)
Net loss	(1,258)	(5,079)	(2,618)	(22,930)
Net loss attributable to NantOmics	(1,230)	(4,958)	(2,559)	(22,709)

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
On December 21, 2016, the Company entered into an indenture, relating to the issuance of the Convertible Notes (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The interest rates are fixed at 5.50% per year, payable semi-annually on June 15th and December 15th of each year, beginning on June 15, 2017. The Convertible Notes will mature on December 15, 2021, unless earlier repurchased by the Company or converted pursuant to their terms.
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
As of June 30, 2020, the remaining life of the Convertible Notes is approximately 18 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

	Related Party	Others	Total
Balance as of June 30, 2020
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(871)	(9,482)	(10,353)
Net carrying amount	$9,129	$87,518	$96,647

Balance as of December 31, 2019
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,136)	(12,352)	(13,488)
Net carrying amount	$8,864	$84,648	$93,512

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables set forth the Company's interest expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471	$274	$2,668	$2,942
Amortization of debt discounts	131	1,278	1,409	258	2,516	2,774
Amortization of deferred financing offering costs	4	180	184	7	354	361
Total convertible notes interest expense	$272	$2,792	$3,064	$539	$5,538	$6,077

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471	$275	$2,668	$2,943
Amortization of debt discounts	117	1,124	1,241	229	2,213	2,442
Amortization of deferred financing offering costs	3	159	162	6	312	318
Total convertible notes interest expense	$257	$2,617	$2,874	$510	$5,193	$5,703

Note 12. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$25,710	$—	$—	$25,710
Interest make-whole derivative	63	—	—	63

	December 31, 2019
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$21,983	$—	$—	$21,983
Interest make-whole derivative	—	—	—	—

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

The Company values the Bookings Commitment using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 14% and 15% at June 30, 2020 and between 15% and 17% at December 31, 2019. The change in fair value is recorded within other income (expense), net in the Company's Consolidated Statements of Operations.

The fair value of the Bookings Commitment is dependent on management's estimate of the probability of success on individual opportunities and the cost of debt applied in discounting the liability. The higher the probability of success on each opportunity, the lower the fair value of the Bookings Commitment liability. The lower the cost of debt applied, the higher the value of the liability.

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at June 30, 2020, the fair value of the liability would increase by $3,568.
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

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three and six months ended June 30, 2020:

	March 31, 2020	Additions	Change in fair value	June 30, 2020
Liabilities
Interest make-whole derivative - related party and others	$5	$—	$58	$63
Bookings Commitment	18,854	—	6,856	25,710
	$18,859	$—	$6,914	$25,773

	December 31, 2019	Additions	Change in fair value	June 30, 2020
Liabilities
Interest make-whole derivative - related party and others	$—	$—	$63	$63
Bookings Commitment	21,983	—	3,727	25,710
	$21,983	$—	$3,790	$25,773
Fair Value of Convertible Notes held at amortized cost
As of June 30, 2020 and December 31, 2019, the fair value and carrying value of the Company's Convertible Notes were:

	Fair Value	Carrying Value	Face Value
5.5% convertible senior notes due December 15, 2021:
Balance as of June 30, 2020
Related party	$8,922	$9,129	$10,000
Others	86,543	87,518	97,000
	$95,465	$96,647	$107,000
Balance as of December 31, 2019
Related party	$6,727	$8,864	$10,000
Others	65,257	84,648	97,000
	$71,984	$93,512	$107,000

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

Lease expense, charged to selling, general and administrative expense, for the three and six months June 30, 2020 and 2019 consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$594	$596	1,210	1,194
Short-term lease cost	256	276	511	552
Variable cost	171	46	249	95
Sublease income	(52)	(52)	(104)	(104)
Total lease cost	$969	$866	1,866	1,737

Other information regarding the Company's leases:

	Six Months Ended June 30,
	2020	2019
Operating cash flows for operating leases	(1,358)	(1,170)
Weighted average remaining lease term - operating leases	5.6 years	6.4 years
Weighted average discount rate - operating leases	11%	11%

As of June 30, 2020 and December 31, 2019, the Company had no material capital leases. The remaining lives of its operating leases ranged from one to nine years as of June 30, 2020.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Future minimum lease payments under the Company's operating leases at June 30, 2020 were:

Maturity Analysis	Amounts
Remainder of 2020	$1,360
2021	2,570
2022	2,611
2023	2,652
2024	2,509
2025	656
Thereafter	1,680
Total future minimum lease payments	14,038
Less: imputed interest	(3,562)
Total	$10,476
As reported on the Consolidated Balance Sheet
Accrued and other current liabilities	$1,613
Operating lease liabilities	8,863
$10,476

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
Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825 ("Deora"). In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Patrick Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the court certified the case as a class action. On October 23, 2019, the parties notified the court that they had reached a settlement in principle to resolve the action on a classwide basis in the amount of $16,500, which was included in accrued and other current liabilities on the Consolidated Balance Sheet at December 31, 2019. The court granted preliminary approval of the settlement on January 31, 2020. A hearing for final approval of the settlement was scheduled for June 15, 2020, but on June 5, 2020, the Court decided to take the final approval motion on submission, and on July 17, 2020, the Court directed Plaintiff’s counsel to submit evidence substantiating all costs incurred. The $16,500 settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by the Company’s insurance carriers, and a portion was funded by the Company. The settlement is contingent upon certain matters, including final approval by the court. Also, the parties have the right to terminate the settlement in certain circumstances.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties have agreed to stay the case and have stipulated to adjourn the next case management conference from July 31, 2020 to October 30, 2020. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

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

Starting in late January 2020, PayPal and its attorneys and brokers began producing additional documents that had not been produced during the fact discovery period. These supplemental productions continued through July 2020 and may be ongoing.

The Company denies any liability to PayPal and intends to continue vigorously defending the action.
Insurance Recoveries
The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at June 30, 2020 and December 31, 2019 was $413 and $16,627, respectively, and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

Note 15. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2020 from continuing operations was $4 and $97, respectively. The provision for income taxes for the three and six months ended June 30, 2019 from continuing operations was $622 and $848, respectively. The tax provision for income taxes for the three and six months ended June 30, 2020 and 2019 from continuing operations included an income tax provision for the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three and six months ended June 30, 2020 were a provision from continuing operations of 0.01% and 0.17%, respectively. The effective tax rates for the three and six months ended June 30, 2019 were a provision from continuing operations of 3.77% and 2.36%, respectively. The effective tax rates for the three and six months ended June 30, 2020 and 2019 differed from the U.S. federal statutory rates of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite-lived intangible asset, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income tax rate differential and the impact of valuation allowance on the Company's deferred tax assets.

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

On June 29, 2020, the State of California, as part of the budget package, enacted Assembly Bill 85 (AB 85). The bill contains several tax changes to help with the budget deficit. Notably, AB 85 contains two major tax changes: (1) it suspends the usage of NOLs; and (2) it limits certain business tax credits for tax years 2020, 2021, and 2022. Management is evaluating the impact of these tax changes and does not expect any material impact in 2020.
Note 16. Stockholders’ Equity
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of June 30, 2020 and December 31, 2019, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of June 30, 2020, and December 31, 2019, there were no outstanding shares of preferred stock.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 17. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Phantom units:
Cost of revenue	11	(3)	$27	$16
Selling, general and administrative	(32)	11	(23)	27
Research and development	19	8	36	(7)
Total phantom units stock-based compensation expense	(2)	16	40	36
Stock options:
Cost of revenue	13	—	28	—
Selling, general and administrative	227	15	464	15
Research and development	19	—	43	—
Total stock options stock-based compensation expense	259	15	535	15
Restricted stock units:
Cost of revenue	2	2	9	5
Selling, general and administrative	132	611	521	1,203
Research and development	5	7	23	17
Total restricted stock units stock-based compensation expense	139	620	553	1,225

Discontinued operations	—	22	(79)	47
Total stock-based compensation expense	396	673	1,049	1,323
Amount capitalized to internal-use software	29	34	48	91
Total stock-based compensation cost	$425	$707	$1,097	$1,414

Phantom Unit Plan
The following table summarizes the activity related to the unvested phantom units during the three and six months ended June 30, 2020:

	Number of Units	Weighted- Average Grant Date Value Per Phantom Unit
Unvested phantom units outstanding - December 31, 2019	120,562	$11.49
Forfeited	(5,454)	$14.24
Unvested phantom units outstanding - March 31, 2020	115,108	$11.38
Vested	(111,699)	$11.32
Forfeited	(3,409)	$14.30
Unvested phantom units outstanding - June 30, 2020	—	$—

During both the three and six months ended June 30, 2020, the Company issued 64,048 shares of common stock to participants of the Phantom Unit Plan based in the United States.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

2016 Equity Incentive Plan
Stock Options
The following table summarizes the activity related to stock options during the three and six months ended June 30, 2020:

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding - December 31, 2019	5,815,724	$0.56
Forfeited	(270,000)	$0.55
Stock options outstanding - March 31, 2020	5,545,724	$0.56
Granted	300,000	$2.52
Forfeited	(265,000)	$0.55
Stock options outstanding - June 30, 2020	5,580,724	$0.67
Stock options exercisable - June 30, 2020	1,043,224	$0.60

As of June 30, 2020, the Company had $1,344 of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units
The following table summarizes the activity related to the unvested restricted stock units during the three and six months ended June 30, 2020:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted stock units outstanding - December 31, 2019	705,415	$2.68
Granted	179,558	$1.81
Forfeited	(10,954)	$3.39
Unvested restricted stock units outstanding - March 31, 2020	874,019	$2.49
Vested	(540,711)	$3.10
Forfeited	(80,000)	$1.14
Unvested restricted stock units outstanding - June 30, 2020	253,308	$1.64

Unrecognized compensation expense related to unvested restricted stock units was $377 at June 30, 2020, which is expected to be recognized as expense over the weighted-average period of 1.2 years.
During both the three and six months ended June 30, 2020, the Company issued 327,690 shares of common stock to participants of the 2016 Plan based in the United States.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Common Stock	Common Stock	Common Stock	Common Stock
Net income (loss) per share numerator:
Net loss from continuing operations	$(48,255)	$(17,138)	$(57,195)	$(36,773)
Net (loss) income from discontinued operations	(34)	2,425	31,971	2,137
Net loss for basic and diluted net income (loss) per share	$(48,289)	$(14,713)	$(25,224)	$(34,636)
Weighted-average shares for basic net income (loss) per share	110,831,456	110,209,510	110,731,925	110,057,981
Effect of dilutive securities	—	—	—	—
Weighted-average shares for dilutive net income (loss) per share	110,831,456	110,209,510	110,731,925	110,057,981

Basic and diluted net income (loss) per share
Continuing operations - common stock	$(0.44)	$(0.15)	$(0.52)	$(0.33)
Discontinued operations - common stock	$—	$0.02	$0.29	$0.02
Total net loss per share - common stock	$(0.44)	$(0.13)	$(0.23)	$(0.31)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2020	2019
Unvested restricted stock	—	1
Unvested phantom units	—	134,198
Unvested restricted stock units	253,308	795,523
Unexercised stock options	5,580,724	905,724
Convertible notes	8,815,655	8,815,655

Note 19. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three and six months ended June 30, 2020, the Company had income of $397 and incurred expense of $89, respectively, recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. During the three and six months ended June 30, 2019, the Company incurred $240 and $814, respectively, of expenses recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Related Party Receivables and Payables
As of June 30, 2020 and December 31, 2019, the Company had related party receivables, net of $1,994 and $1,931, respectively, primarily consisting of a receivable from Ziosoft KK of $1,658 at both dates, which was related to the sale of Qi Imaging. As of June 30, 2020 and December 31, 2019, respectively, the Company had related party payables, net and related party liabilities of $31,496 and $28,347, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below), and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
Amended Reseller Agreement
On June 19, 2015, the Company entered into a five and a half year exclusive Reseller Agreement with NantOmics for sequencing and bioinformatics services (the "Original Reseller Agreement"). NantOmics is a majority owned subsidiary of NantWorks and is controlled by the Company's Chairman and CEO. On May 9, 2016, the Company and NantOmics executed an Amended and Restated Reseller Agreement (the “Amended Reseller Agreement”), pursuant to which the Company received the worldwide, exclusive right to resell NantOmics’ quantitative proteomic analysis services, as well as related consulting and other professional services, to institutional customers (including insurers and self-insured healthcare providers) throughout the world. The Company retained its existing rights to resell NantOmics’ genomic sequencing and bioinformatics services. Under the Amended Reseller Agreement, the Company is responsible for various aspects of delivering its sequencing and molecular analysis solutions, including patient engagement and communications with providers such as providing interpretations of the reports delivered to the physicians and resolving any disputes, ensuring customer satisfaction, and managing billing and collections. On September 20, 2016, the Company and NantOmics further amended the Amended Reseller Agreement (the "Second Amended Reseller Agreement"). The Second Amended Reseller Agreement permits the Company to use vendors other than NantOmics to provide any or all of the services that are currently being provided by NantOmics and clarifies that the Company is responsible for order fulfillment and branding.

The Second Amended Reseller Agreement grants to the Company the right to renew the agreement (with exclusivity) for up to three renewal terms, each lasting three years, if the Company achieves projected volume thresholds, as follows: (i) the first renewal option can be exercised if the Company completes at least 300,000 tests between June 19, 2015 and June 30, 2020; (ii) the second renewal option can be exercised if the Company completes at least 570,000 tests between July 1, 2020 and June 30, 2023; and (iii) the third renewal option can be exercised if the Company completes at least 760,000 tests between July 1, 2023 and June 30, 2026. If the Company does not meet the applicable volume threshold during the initial term or the first or second exclusive renewal terms, the Company can renew for a single additional three-year term, but only on a non-exclusive basis.
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
As of June 30, 2020 and December 31, 2019, the Company had $9 and $197, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three and six months ended June 30, 2020, direct costs of $9 and $45, respectively, were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three and six months ended June 30, 2019, direct costs of $679 and $1,747, respectively, were recorded as cost of revenue related to the Second Amended Reseller Agreement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Cambridge Purchase Agreement
On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge (“Cambridge”), an entity affiliated with the Company's Chairman and CEO, Dr. Patrick Soon-Shiong, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 11). The accrued and unpaid interest on the Convertible Notes held by Cambridge was $24 at both June 30, 2020 and December 31, 2019, as part of current related party payables, net on the Consolidated Balance Sheets.
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

During the three and six months ended June 30, 2020, the Company did not record any revenue under these agreements. During the three and six months ended June 30, 2019, the Company recorded revenues of $67 and $416, respectively, under these agreements. As of both June 30, 2020 and December 31, 2019, the Company had $110 of accounts receivable from related parties due to these agreements.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note were originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the promissory note to June 15, 2022 and to subordinate the promissory note in right of payment to the Convertible Notes (see Note 11). No other terms of the promissory note were changed. As of June 30, 2020 and December 31, 2019, the total principal and interest outstanding on the promissory note amounted to $140,304 and $136,893, respectively. The accrued and unpaid interest on the promissory note as of June 30, 2020 and December 31, 2019 was $27,638 and $24,227, respectively, included as part of noncurrent related party liabilities on the Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. NantCapital has the option, but not the obligation, to require the Company to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by the Company, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval. As of June 30, 2020, there was no outstanding balance on the promissory note.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

On August 8, 2018, the Company executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, with interest payments on outstanding amounts due on June 15th and December 15th of each calendar year. No advances have currently been made under the note. The note allows the Company to request advances, up to a maximum commitment of $100,000. Advances can be requested of up to $10,000 per calendar quarter until March 31, 2019 and, following that, up to $20,000 per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes (see Note 11). The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At June 30, 2020, the Company was in compliance with the covenants.
Note 20. Subsequent Events
On July 22, 2020, the Company entered into and closed on an assignment agreement (the “Assignment Agreement”) with Cambridge to acquire The OpenNMS Group, Inc. Pursuant to the Assignment Agreement, the Company purchased the shares held by Cambridge for an enterprise value of approximately $6,133. The transaction was reviewed and approved by a Special Committee of the Board of Directors of the Company.

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

The acquisition of The OpenNMS Group, Inc., an enterprise-grade open-source network management company, expands and diversifies NantHealth’s software portfolio and service offerings, adding AI technologies, and enhancing cloud and SaaS capabilities. We believe OpenNMS will provide NantHealth customers with a new set of services to maintain reliable network connections for critical data flows that enable patient data collaboration and decision making at the point of care.
Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch and expansion of our molecular sequencing and analysis business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of June 30, 2020, our accumulated deficit was approximately $972.1 million. We expect to continue to incur operating losses over the near term as we support adoption of our molecular sequencing and analysis solutions (including GPS Cancer), expand our commercial operations, and invest further in NantHealth solutions.
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
2020 Acquisition of The OpenNMS Group, Inc.
On July 22, 2020, we entered into and closed on an assignment agreement (the “Assignment Agreement”) with Cambridge to acquire The OpenNMS Group, Inc. Pursuant to the Assignment Agreement, we purchased the shares held by Cambridge for an enterprise value of approximately $6.1 million. The transaction was reviewed and approved by a Special Committee of our Board of Directors.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak. Many jurisdictions, particularly in North America (including the United States), Europe and Asia, as well as U.S. states in which we operate, including California, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited, and are considering to further limit, social mobility and gathering. To date, there has been no material adverse impact to our business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on the Company and our contractors, consultants, customers, resellers and partners is unknown at this time.

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

Non-GAAP net loss from continuing operations excludes the effects of (1) loss from equity method investments including impairment losses, (2) stock-based compensation expense, (3) change in fair value of derivatives liability, (4) change in fair value of the Bookings Commitment, (5) noncash interest expense related to convertible notes, (6) intangible amortization, (7) securities litigation costs, and (8) the impacts of certain income tax benefits and provisions from noncash activity.

The following table reconciles Net loss from continuing operations to Net loss from continuing operations - Non-GAAP for the three and six months ended June 30, 2020 and 2019 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss from continuing operations	$(48,255)	$(17,138)	$(57,195)	$(36,773)
Adjustments to GAAP net loss from continuing operations:
Loss from related party equity method investment	29,918	2,208	31,702	4,418
Stock-based compensation expense from continuing operations	396	651	1,128	1,276
Change in fair value of derivatives liability	58	—	63	—
Change in fair value of Bookings Commitment	6,856	(989)	3,727	1,505
Noncash interest expense related to convertible notes	1,593	1,403	3,135	2,760
Intangible amortization from continuing operations	2,009	2,197	4,019	4,484
Impairment of intangible asset	—	3,977	—	3,977
Loss on sale of business	—	582	—	582
Securities litigation costs	—	—	(103)	—
Tax (benefit) provision resulting from certain noncash tax items	(36)	255	(36)	366
Total adjustments to GAAP net loss from continuing operations	40,794	10,284	43,635	19,368
Net loss from continuing operations - Non-GAAP	$(7,461)	$(6,854)	$(13,560)	$(17,405)

Weighted average shares outstanding	110,831,456	110,209,510	110,731,925	110,057,981

Net loss per share from continuing operations - Non-GAAP	$(0.07)	$(0.06)	$(0.12)	$(0.16)

The following table reconciles Net loss per common share from continuing operations to Net loss per common share from continuing operations - Non-GAAP for the three and six months ended June 30, 2020 and 2019 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss per common share from continuing operations	$(0.44)	$(0.15)	$(0.52)	$(0.33)
Adjustments to GAAP net loss per common share from continuing operations:
Loss from related party equity method investment	0.28	0.01	0.29	0.03
Stock-based compensation expense from continuing operations	—	0.01	0.01	0.01
Change in fair value of derivatives liability	—	—	—	—
Change in fair value of Bookings Commitment	0.06	(0.01)	0.03	0.01
Noncash interest expense related to convertible notes	0.01	0.01	0.03	0.03
Intangible amortization from continuing operations	0.02	0.02	0.04	0.04
Impairment of intangible asset	—	0.04	—	0.04
Loss on sale of business	—	0.01	—	0.01
Securities litigation costs	—	—	—	—
Tax (benefit) provision resulting from certain noncash tax items	—	—	—	—
Total adjustments to GAAP net loss per common share from continuing operations	0.37	0.09	0.40	0.17
Net loss per common share from continuing operations - Non-GAAP	$(0.07)	$(0.06)	$(0.12)	$(0.16)

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
Loss from Equity Method Investment
Loss from equity method investment consists of our pro rata share of losses of a company that we have an ownership interest in and account for under the equity method of accounting, amortization of basis differences, and other-than-temporary impairments in the value of our investment. We regularly evaluate our investment, which is not carried at fair value, for other-than-temporary impairment in accordance with U.S. GAAP.
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
Income (Loss) from Discontinued Operations, net of Tax
Income (loss) from discontinued operations, net of tax consists of earnings or losses related to the disposition of components of our business.

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Software-as-a-service related	$17,521	$18,291	$35,642	$36,093
Total software-related revenue	17,521	18,291	35,642	36,093
Sequencing and molecular analysis	64	491	123	1,305
Home health care services	—	1,270	—	2,863
Total net revenue	17,585	20,052	35,765	40,261

Cost of Revenue
Software-as-a-service related	5,916	5,658	11,617	11,366
Maintenance	—	97	—	167
Amortization of developed technologies	1,143	1,143	2,286	2,376
Total software-related cost of revenue	7,059	6,898	13,903	13,909
Sequencing and molecular analysis	259	1,177	611	3,604
Home health care services	—	648	—	1,471
Total cost of revenue	7,318	8,723	14,514	18,984

Gross Profit	10,267	11,329	21,251	21,277

Operating Expenses
Selling, general and administrative	11,995	13,811	24,422	29,135
Research and development	4,215	3,391	7,765	7,241
Amortization of acquisition-related assets	866	1,054	1,733	2,108
Impairment of intangible asset	—	3,977	—	3,977
Total operating expenses	17,076	22,233	33,920	42,461

Loss from operations	(6,809)	(10,904)	(12,669)	(21,184)
Interest expense, net	(4,773)	(4,473)	(9,430)	(8,887)
Other (expense) income, net	(6,751)	1,069	(3,297)	(1,436)
Loss from related party equity method investment	(29,918)	(2,208)	(31,702)	(4,418)
Loss from continuing operations before income taxes	(48,251)	(16,516)	(57,098)	(35,925)
Provision for income taxes	4	622	97	848
Net loss from continuing operations	(48,255)	(17,138)	(57,195)	(36,773)
(Loss) income from discontinued operations, net of tax	(34)	2,425	31,971	2,137
Net loss	$(48,289)	$(14,713)	$(25,224)	$(34,636)

Basic and diluted net income (loss) per share
Continuing operations - common stock	$(0.44)	$(0.15)	$(0.52)	$(0.33)
Discontinued operations - common stock	$—	$0.02	$0.29	$0.02
Total net loss per share - common stock	$(0.44)	$(0.13)	$(0.23)	$(0.31)

Weighted average shares outstanding
Basic and diluted - common stock	110,831,456	110,209,510	110,731,925	110,057,981

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Software-as-a-service related	99.6%	91.2%	99.7%	89.6%
Total software-related revenue	99.6%	91.2%	99.7%	89.6%
Sequencing and molecular analysis	0.4%	2.4%	0.3%	3.2%
Home health care services	—%	6.4%	—%	7.2%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	33.6%	28.2%	32.5%	28.2%
Maintenance	—%	0.5%	—%	0.4%
Amortization of developed technologies	6.5%	5.7%	6.4%	5.9%
Total software-related cost of revenue	40.1%	34.4%	38.9%	34.5%
Sequencing and molecular analysis	1.5%	5.9%	1.7%	9.0%
Home health care services	—%	3.2%	—%	3.7%
Total cost of revenue	41.6%	43.5%	40.6%	47.2%

Gross Profit	58.4%	56.5%	59.4%	52.8%

Operating Expenses
Selling, general and administrative	68.2%	68.9%	68.3%	72.3%
Research and development	24.0%	16.9%	21.7%	18.0%
Amortization of acquisition-related assets	4.9%	5.3%	4.8%	5.2%
Impairment of intangible asset	—%	19.8%	—%	9.9%
Total operating expenses	97.1%	110.9%	94.8%	105.4%

Loss from operations	(38.7)%	(54.4)%	(35.4)%	(52.6)%
Interest expense, net	(27.1)%	(22.3)%	(26.4)%	(22.1)%
Other (expense) income, net	(38.4)%	5.3%	(9.2)%	(3.6)%
Loss from related party equity method investment	(170.2)%	(11.0)%	(88.6)%	(10.9)%
Loss from continuing operations before income taxes	(274.4)%	(82.4)%	(159.6)%	(89.2)%
Provision for income taxes	—%	3.1%	0.3%	2.1%
Net loss from continuing operations	(274.4)%	(85.5)%	(159.9)%	(91.3)%
(Loss) income from discontinued operations, net of tax	(0.2)%	12.1%	89.4%	5.3%
Net loss	(274.6)%	(73.4)%	(70.5)%	(86.0)%

Comparison of Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Software-as-a-service related	$17,521	$18,291	$35,642	$36,093	$(770)	(4.2)%	$(451)	(1.2)%
Total software-related revenue	17,521	18,291	35,642	36,093	(770)	(4.2)%	(451)	(1.2)%
Sequencing and molecular analysis	64	491	123	1,305	(427)	(87.0)%	(1,182)	(90.6)%
Home health care services	—	1,270	—	2,863	(1,270)	(100.0)%	(2,863)	(100.0)%
Total net revenue	$17,585	$20,052	$35,765	$40,261	$(2,467)	(12.3)%	$(4,496)	(11.2)%
Comparison of the three-month periods ended June 30, 2020 and 2019
Total revenue decreased $2.5 million, or 12.3%, for the three months ended June 30, 2020, compared to the prior year period, due to a $1.3 million decrease in home health care services, a $0.8 million decrease in SaaS revenue, and a $0.4 million decrease in sequencing and molecular analysis.
SaaS related revenue decreased by $0.8 million, or 4.2%, for the three months ended June 30, 2020, compared to the prior year period, largely driven by a $1.5 million decrease in NaviNet revenue due to lower membership, lower professional services implementation amortization, and promotional activities related to the COVID-19 pandemic in the second quarter of 2020. The decrease was partially offset by higher revenues of $0.7 million from our Eviti platform solutions due to a combination of new customers and increased covered lives on existing customers.
Sequencing and molecular analysis revenue decreased $0.4 million, or 87.0%, for the three months ended June 30, 2020, compared to the prior year period. This decrease reflected lower volume of GPS samples sequenced and recognized as we moved to a cash basis model until full CMS billing can be established.
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

In parallel with the private payer activities described above, we are also making extensive efforts to explore approval pathways for our test capabilities (including the FDA in-vitro medical device clearance we received in November 2019), which we believe will facilitate coverage from governmental programs such as Medicare. In May 2020, we received notice of molecular diagnostic services coverage for Omics Core, which opens the path for us to receive coverage of advanced diagnostic laboratory testing at our full listing price. The activities to receive governmental coverage are ongoing but have uncertainty on the timelines as to formal approval. Lastly, we have implemented an increase in the patient financial responsibility which is collected prior to testing to ensure that at least a partial payment is received for every test performed, we expect unpaid and partial paid orders to decline, which will likely result in a decline in total GPS orders and revenue in the short-term.
Home health care services decreased $1.3 million, or 100.0%, for the three months ended June 30, 2020 as compared with the same period in 2019. This decrease was due to the sale of our home health care services business in June 2019.

Comparison of the six-month periods ended June 30, 2020 and 2019

Total revenue decreased $4.5 million, or 11.2%, for the six months ended June 30, 2020, compared to the prior year period, due to a $2.9 million decrease in home health care services, $1.2 million decrease in sequencing and molecular analysis, and a $0.5 million decrease in SaaS revenue.

SaaS related revenue decreased by $0.5 million, or 1.2%, for the six months ended June 30, 2020, compared to the prior year period, driven by a $2.1 million decrease in NaviNet revenue related to lower membership, lower professional services implementation amortization, and promotional activities related the to COVID-19 pandemic in the second quarter of 2020. The decrease was partially offset by higher revenues of $1.6 million from our Eviti platform solutions due to a combination of new customers and increased covered lives on existing customers.

Sequencing and molecular analysis revenue decreased $1.2 million, or 90.6%, for the six months ended June 30, 2020, compared to the prior year period. This decrease reflected lower volume of GPS samples sequenced and recognized as we moved to a cash basis model until full CMS billing can be established.

Home health care services decreased $2.9 million, or 100.0%, for the six months ended June 30, 2020 as compared with the same period in 2019. This decrease was due to the sale of our home health care services business in June 2019.
Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Software-as-a-service related	$5,916	$5,658	$11,617	$11,366	$258	4.6%	$251	2.2%
Maintenance	—	97	—	167	(97)	(100.0)%	(167)	(100.0)%
Amortization of developed technologies	1,143	1,143	2,286	2,376	—	—%	(90)	(3.8)%
Total software-related cost of revenue	7,059	6,898	13,903	13,909	161	2.3%	(6)	—%
Sequencing and molecular analysis	259	1,177	611	3,604	(918)	(78.0)%	(2,993)	(83.0)%
Home health care services	—	648	—	1,471	(648)	(100.0)%	(1,471)	(100.0)%
Total cost of revenue	$7,318	$8,723	$14,514	$18,984	$(1,405)	(16.1)%	$(4,470)	(23.5)%
Comparison of the three-month periods ended June 30, 2020 and 2019
Total cost of revenue decreased $1.4 million, or 16.1%, for the three months ended June 30, 2020, compared to the prior year period. The decrease in cost of revenue was primarily related to sequencing and molecular analysis of $0.9 million and home health care services of $0.6 million. The decreases were partially offset by higher software-related cost of revenue of $0.2 million.

Software-related cost of revenue increased from $6.9 million for the three months ended June 30, 2019 to $7.1 million for the three months ended June 30, 2020. The increase is due to higher SaaS related cost of revenue reflecting higher personnel costs due to the timing of project implementations.

Sequencing and molecular analysis cost of revenue decreased $0.9 million, or 78.0%. The decrease reflected a $0.7 million reduction in GPS cost of revenue due to a lower volume of GPS test deliveries as a result of lower orders, a $0.2 million decrease in personnel expenses resulting from reduction of headcount working on GPS products.

Home health care services cost of revenue decreased $0.6 million, or 100.0%, for the three months ended June 30, 2020 compared to the prior year period. This decrease was due to the sale of our home health care services business in June 2019.

Comparison of the six-month periods ended June 30, 2020 and 2019
Total cost of revenue decreased $4.5 million, or 23.5%, for the six months ended June 30, 2020, compared to the prior year period. This decrease primarily related to declines in sequencing and molecular analysis of $3.0 million and home health care services of $1.5 million.

Total software-related cost of revenue was flat at $13.9 million for the six months ended June 30, 2019 and 2020. SaaS related cost of revenue increased by $0.3 million reflecting higher personnel cost due to the timing of project implementations.

Sequencing and molecular analysis cost of revenue decreased $3.0 million, or 83.0%. The decrease reflected a $1.7 million reduction in GPS cost of revenue due to a lower volume of GPS test deliveries as a result of lower orders, a $1.0 million decrease in personnel expenses resulting from reduction of headcount working on GPS products, and a $0.3 million decrease in other direct costs.

Home health care services cost of revenue decreased $1.5 million, or 100.0%, for the six months ended June 30, 2020 compared to the prior year period. This decrease was due to the sale of our home health care services business in June 2019.
Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Selling, general and administrative	$11,995	$13,811	$24,422	$29,135	$(1,816)	(13.1)%	$(4,713)	(16.2)%
Comparison of the three-month periods ended June 30, 2020 and 2019
Selling, general and administrative expenses decreased $1.8 million, or 13.1%, for the three months ended June 30, 2020 compared to the prior year period. The decrease was attributable to a $0.5 million decrease from the sale of Assisteo in June 2019, $0.8 million decrease in depreciation and amortization related to less fixed asset additions, and a $0.5 million reduction in other costs related to various cost savings measures.
Comparison of the six-month periods ended June 30, 2020 and 2019
Selling, general and administrative expenses decreased $4.7 million, or 16.2%, for the six months ended June 30, 2020 compared to the prior year period. The decrease was largely attributable to a $1.2 million decrease from the sale of Assisteo in June 2019, a $1.3 million decline in personnel related costs, a $1.0 million decrease in depreciation and amortization related to less fixed asset additions, and a $1.2 million reduction in other costs related to various cost saving measures.
Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Research and development	$4,215	$3,391	$7,765	$7,241	$824	24.3%	$524	7.2%
Comparison of the three-month periods ended June 30, 2020 and 2019
Research and development expenses increased $0.8 million or 24.3% from $3.4 million for the three months ended June 30, 2019 to $4.2 million for the three months ended June 30, 2020. The increase is mainly driven by higher personnel costs due to higher headcount to drive product development initiatives.

Comparison of the six-month periods ended June 30, 2020 and 2019
Research and development expenses increased $0.5 million, or 7.2%, from $7.2 million for the six months ended June 30, 2019 to $7.8 million for the six months ended June 30, 2020. The increase was related to a $0.9 million increase in personnel costs due to higher headcount to drive product development initiatives, offset by a reduction in other costs of $0.4 million related to various cost saving measures.
Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Interest expense, net	$4,773	$4,473	$9,430	$8,887	$300	6.7%	$543	6.1%
Comparison of the three-month periods ended June 30, 2020 and 2019
Interest expense, net increased by $0.3 million, from $4.5 million to $4.8 million for the three months ended June 30, 2020 and 2019, respectively. This was attributed to an increase in interest expense from the amortization of debt discounts on our convertible notes issued in 2016 and an increase in interest expense from our note with NantCapital, due to interest accruals.

See the section entitled "Liquidity and Capital Resources" and Note 11 and Note 19 to the accompanying Consolidated Financial Statements for further discussion of our convertible notes and the note with NantCapital.
Comparison of the six-month periods ended June 30, 2020 and 2019
Interest expense, net increased by $0.5 million, from $8.9 million to $9.4 million for the six months ended June 30, 2020 and 2019, respectively. This was attributed to an increase in interest expense from the amortization of debt discounts on our convertible notes issued in 2016 and an increase in interest expense from our note with NantCapital, due to interest accruals.
Other (Expense) Income, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Other (expense) income, net	$(6,751)	$1,069	$(3,297)	$(1,436)	$(7,820)	(731.5)%	$(1,861)	129.6%
Comparison of the three-month periods ended June 30, 2020 and 2019
Other (expense) income, net fluctuated by $7.8 million, from an income of $1.1 million for the three months ended June 30, 2019 to an expense of $6.8 million for the three months ended June 30, 2020. The expense during the second quarter of 2020 was mainly driven by a $6.9 million increase in the fair value of the Bookings Commitment liability, as a result of changes in the cost of debt due to macroeconomic factors.
Comparison of the six-month periods ended June 30, 2020 and 2019
Other (expense) income, net fluctuated by $1.9 million, from an expense of $1.4 million for the six months ended June 30, 2019 to an expense of $3.3 million for the six months ended June 30, 2020. The expense during the first half of 2020 was mainly driven by a $3.7 million increase in the fair value of the Bookings Commitment liability, as a result of changes in the cost of debt due to macroeconomic factors.

Loss from Related Party Equity Method Investment

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Loss from related party equity method investment	$29,918	$2,208	$31,702	$4,418	$27,710	1,255.0%	$27,284	617.6%
The loss from related party equity method investment is related to our pro rata share of losses from our investment in NantOmics, plus the amortization of the basis difference in the investment, and impairment losses. We report our share of NantOmics' losses and the amortization of basis difference using a one quarter lag.
Comparison of the three-month periods ended June 30, 2020 and 2019
Loss from equity method investment increased by $27.7 million for the three months ended June 30, 2020 compared to the prior year period. This increase was primarily due to an other-than-temporary impairment of the full carrying value of our investment in NantOmics of $28.2 million at June 30, 2020 (see Note 10 to the accompanying Consolidated Financial Statements).
Comparison of the six-month periods ended June 30, 2020 and 2019
Loss from equity method investment increased by $27.3 million for the six months ended June 30, 2020 compared to the prior year period. This increase was primarily due to an other-than-temporary impairment of the full carrying value of our investment in NantOmics of $28.2 million at June 30, 2020 (see Note 10 to the accompanying Consolidated Financial Statements).
Provision for Income Taxes

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Provision for income taxes	$4	$622	$97	$848	$(618)	(99.4)%	$(751)	(88.6)%
Comparison of the three-month periods ended June 30, 2020 and 2019
We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. For the three months ended June 30, 2020 and 2019, the provision for income taxes from continuing operations was an expense of $4 thousand and $0.6 million, respectively, and included the income tax provision of the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three months ended June 30, 2020 and 2019 in continuing operations were a provision of 0.01% and a provision of 3.77%, respectively. The effective tax rate for the three months ended June 30, 2020 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.

Comparison of the six-month periods ended June 30, 2020 and 2019
We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. For the six months ended June 30, 2020 and 2019, the provision for income taxes from continuing operations was an expense of $0.1 million and $0.8 million, respectively, and included the income tax provision of the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the six months ended June 30, 2020 and 2019 in continuing operations were a provision of 0.17% and a provision of 2.36%, respectively. The effective tax rate for the six months ended June 30, 2020 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.

For the six months ended June 30, 2020, the provision for income taxes from continuing operations of $0.1 million excluded an income tax benefit of $0.2 million, which was included in income from discontinued operations, net of tax in the accompanying Consolidated Statement of Operations. This income tax benefit is related to the book and tax basis difference in certain intangible assets sold to Masimo (see Note 4 to the accompanying Consolidated Financial Statements).
Income (Loss) from Discontinued Operations, Net of Tax

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30, 2020		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
(Loss) income from discontinued operations, net of tax	$(34)	$2,425	$31,971	$2,137	$(2,459)	(101.4)%	$29,834	1,396.1%
Comparison of the three-month periods ended June 30, 2020 and 2019
For the three months ended June 30, 2019, the income from discontinued operations, net of tax is primarily related to sale of the Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).
Comparison of the six-month periods ended June 30, 2020 and 2019
For the six months ended June 30, 2020 and 2019, the income from discontinued operations, net of tax is primarily related to the gain on sale of the Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2020, we had cash and cash equivalents of $37.5 million, compared to $5.2 million as of December 31, 2019, of which $0.2 million at both periods, related to foreign subsidiaries. We believe that our existing cash, cash equivalents, and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the financial statements. We continue to have our Chairman and CEO’s intent and ability to support our operations with additional funds as required. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital have been the private placement of membership interests prior to the IPO, debt financing agreements, including the NantCapital Note and Convertible Notes, our IPO, and proceeds from the sale of components of our business.

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
NantCapital Notes
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of June 30, 2020, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note to June 15, 2022 and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On August 8, 2018, we executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, interest payments on outstanding amounts are due on June 15th and December 15th of each calendar year. No advances have currently been made under the note. The note allows us to request advances, up to a maximum commitment of $100.0 million. Advances can be requested of up to $10.0 million per calendar quarter until March 31, 2019 and following that, up to $20.0 million per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes. The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for us to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At June 30, 2020, the Company was in compliance with the covenants.

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
Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities	$(10,734)	$(9,164)
Investing activities	44,244	(1,788)
Financing activities	(977)	(267)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,522	$(11,229)
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
Operating Activities
Our cash flows from operating activities have been driven by rate of revenue, billings, and collections, the timing and extent of spending to support product development efforts and enhancements to existing services, the timing of general and administrative expenses, and the continuing market acceptance of our solutions.
In addition, our net loss in the six months ended June 30, 2020 has been greater than our use of cash for operating activities due to the inclusion of noncash charges.
Cash used in operating activities of $10.7 million during the six months ended June 30, 2020 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the six months ended June 30, 2020, our net loss of $25.2 million included significant noncash items largely due to a $31.7 million loss on related party equity method investment, $8.3 million of depreciation and amortization, a $3.7 million increase in the fair value of the Bookings Commitment liability, and $3.1 million related to the amortization of debt discounts and deferred financing offering costs, partially offset by a $32.2 million gain on sale of our Connected Care Business (see Note 4 to the Consolidated Financial Statements).
Changes in working capital decreased cash $1.1 million during the six months ended June 30, 2020. The decrease in cash was primarily attributable to a $20.1 million decrease in accrued and other current liabilities and a $3.0 million decrease in deferred revenues, largely offset by a $15.6 million decrease in prepaid expenses, a $4.2 million decrease in accounts receivable and a $2.9 million increase in related party payables.

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
Investing Activities
Our primary investing activities have consisted of the sale of our Connected Care Business (see Note 4 to the Consolidated Financial Statements) and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure.
We had $44.2 million of net cash provided by investing activities during the six months ended June 30, 2020, comprised of $46.4 million of net proceeds from the sale of our Connected Care Business (see Note 4 to the Consolidated Financial Statements), offset by $2.2 million of investment used for the purchase of property and equipment including internal-use software.

We used $1.8 million of cash in the six months ended June 30, 2019, mainly comprised of $2.1 million of investment primarily in internally developed software.
Financing Activities
Cash used in financing activities during the six months ended June 30, 2020 of $1.0 million was related to payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of our stock based awards and the payment of principal for the insurance promissory note.

Cash used in financing activities in the six months ended June 30, 2019 of $0.3 million was due to payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan.
Contractual Obligations, Commitments and Contingencies
Except for the assignment of the Panama City, Florida operating lease to Masimo in connection with the sale of our Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements), there have been no material changes during the six months ended June 30, 2020 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 13 to the accompanying Consolidated Financial Statements for discussion of our lease arrangements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2020, we had $37.5 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Primarily all of our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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
Foreign Currency Risk
We maintain offices and bank accounts in the United Kingdom. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of June 30, 2020 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Securities Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825 ("Deora"). In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Patrick Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the court certified the case as a class action. On October 23, 2019, the parties notified the court that they had reached a settlement in principle to resolve the action on a classwide basis in the amount of $16.5 million, which was included in accrued and other current liabilities on the Consolidated Balance Sheet at December 31, 2019. The court granted preliminary approval of the settlement on January 31, 2020. A hearing for final approval of the settlement was scheduled for June 15, 2020, but on June 5, 2020, the Court decided to take the final approval motion on submission, and on July 17, 2020, the Court directed Plaintiff’s counsel to submit evidence substantiating all costs incurred. The $16.5 million settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by the Company’s insurance carriers, and a portion was funded by the Company. The settlement is contingent upon certain matters, including final approval by the court. Also, the parties have the right to terminate the settlement in certain circumstances.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties have agreed to stay the case and have stipulated to adjourn the next case management conference from July 31, 2020 to October 30, 2020. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

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

Starting in late January 2020, PayPal and its attorneys and brokers began producing additional documents that had not been produced during the fact discovery period. These supplemental productions continued through July 2020 and may be ongoing.

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
We were organized as a limited liability company in Delaware and began operations in 2010. In June 2016, we converted to a Delaware corporation. Additionally, our business has operated as part of the larger NantWorks, LLC, or NantWorks, group of affiliated companies. Our limited independent operating history, particularly in light of the increasingly complex and rapidly evolving healthcare and technology markets in which we operate, may make it difficult to evaluate our current business and predict our future performance. In addition, we have acquired numerous companies or businesses over the past three years, including certain assets of NaviNet, NantHealth Labs, and most recently The OpenNMS Group, Inc. (“OpenNMS”). In addition, in August 2017, we sold our provider/patient engagement solutions business to Allscripts and in February 2020, we sold assets relating to our connected care business to Masimo. We have had limited experience operating these businesses as a whole and as such, it may be difficult to evaluate our current business and predict our future operating performance. In light of the foregoing, any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these challenges successfully, our business results will suffer.

We have a history of significant losses, which we expect to continue, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $62.8 million and $192.2 million during the years ended December 31, 2019 and 2018, respectively, and $25.2 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $972.1 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including (i) GPS Cancer, Omics Core and our clinical studies for our liquid biopsy platform; (ii) expansion of the features and capabilities of our NaviNet and Eviti product lines and (iii) expanding the OpenNMS platform through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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
We have been named as a defendant in lawsuits arising out of our initial public offering and later public statements. In March 2017, a number of putative class action securities complaints were filed in U.S. District Court in California, naming as defendants the Company and certain of our executive officers and directors. Certain plaintiffs also named, as defendants, investment banks who were underwriters in our initial public offering but the claims against the underwriters were dropped. The complaints generally allege that defendants made material misstatements and omissions in violation of the federal securities laws. In October 2019, the parties reached an agreement in principle to settle these federal class actions in their entirety for $16.5 million, which was included in accrued and other current liabilities on the Consolidated Balance Sheet at December 31, 2019. The court granted preliminary approval of the settlement on January 31, 2020. A hearing for final approval of the settlement was scheduled for June 15, 2020, but on June 5, 2020, the Court decided to take the final approval motion on submission, and on July 17, 2020, the Court directed Plaintiff’s counsel to submit evidence substantiating all costs incurred. The $16.5 million settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by our insurance carriers, and a portion was funded by us. The settlement is contingent upon certain matters, including final approval by the court. Also, the parties have the right to terminate the settlement in certain circumstances. We cannot assure you that the settlement will be approved and become final. If the settlement does not get final approval or is terminated or fails to become final for any other reason, the parties will revert to their prior litigation positions, in which event the outcomes of the litigation will be difficult to predict. Plaintiffs may seek recovery of a substantial amount and the monetary and other impact of this action may remain unknown for substantial periods of time. If the settlement does not reach final approval, the cost to defend, attempt a second settlement, or otherwise resolve this matter may be significant and divert management's attention from the operations of the Company. In that event, we cannot assure you that we will prevail in this lawsuit, and if we are ultimately unsuccessful in this matter, we could be required to pay substantial amounts which might materially adversely affect our business, operating results and financial condition. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, Legal Proceedings.
Risks related to our sequencing and molecular analysis solutions and clinical studies
We may not be able to generate sufficient revenue from our sequencing and molecular analysis solutions, including GPS Cancer, or our relationships with sequencing and molecular analysis customers, to achieve and maintain profitability.
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payers and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 0.3%, 2.2% and 4.2% of our total net revenue for the six months ended June 30, 2020, and the years ended December 31, 2019 and 2018, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer and other diseases into our molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.

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

Additionally, some of our competitors’ molecular analysis tests are being used in FDA clinical trials as companion diagnostics. Because companion diagnostics help identify whether a patient’s disease expresses the molecular target, or biomarker, for the particular drug, they can help ensure the drug’s efficacy and are sometimes required by the FDA to be used with certain drugs. Our molecular analysis solutions may not have the DNA and RNA analysis capability on par with a companion diagnostic to guide therapeutic treatments for certain customers. Further, the FDA requires a companion diagnostic test if a new drug works on a specific genetic or biological target that is present in some, but not all, patients with a certain cancer or disease. Even if it is shown to be on par with FDA-approved companion diagnostics, physicians and payers may still not choose to use our molecular analysis solutions. If physicians and payers utilize and pay for these FDA-approved companion diagnostic tests instead of our solutions, our business may be adversely affected.

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
During the year ended December 31, 2019, we derived 16.8% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 13.8% and 12.9% of our revenue through two of NaviNet's major customers. During the six months ended June 30, 2020, we derived 20.5% of our revenue through this reseller and another 14.2%, 13.1%, and 11.2% of our revenue through three of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause on or after June 30, 2022 if 12 months’ prior written notice is provided, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. The contracts with our three larger NaviNet customers expire near the end of Q4 2020, unless those costumers renew or request our continued provision of services on a transition basis. If any of these agreements do not renew or our reseller is unsuccessful in reselling our solutions, our revenue could be greatly reduced, which would materially and adversely affect our business.
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
Factors that may affect the renewal rate for our offerings and our ability to sell additional solutions include:

•	the price, performance and functionality of our offerings;

•	the availability, price, performance and functionality of competing solutions;

•	a client’s desire and ability to develop their own internal solution;

•	our ability to develop complementary applications and services;

•	our continued ability to access the pricing and claims data necessary to enable us to deliver reliable data in our cost estimation and price transparency offering to customers;

•	the stability, performance and security of our hosting infrastructure and hosting services;

•	changes in healthcare laws, regulations or trends; and

•	the business environment of our clients, in particular, headcount reductions by our clients.

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
Although our product offerings target the new and emerging market for evidence-based personalized healthcare technology solutions, we compete against a variety of large software vendors and smaller specialized companies, open source initiatives and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•	Payer-provider collaboration vendors such as Availity, LLC, Change Healthcare, Inc., Healthx, Inc. and HealthTrio, LLC; and

•
Healthcare information technology decision support vendors such as The Advisory Board Company, Castlight Health, Inc., eviCore healthcare, HealthCatalyst, Inc., International Business Machines Corporation (IBM), Inovalon Holdings, Inc., NCH Management Systems, Inc. (dba New Century Health), Oncology Analytics, Inc., and Truven Health Analytics (acquired by IBM).

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
The markets for cloud-based data platforms and internet-based business services such as NantHealth solutions and component systems infrastructure and platforms and their associated offerings, are in the early stages of development, but the market is competitive even at this stage, and we expect it to attract increased competition, which could make it hard for us to succeed. We currently face competition for one or more of our offerings from a range of companies. In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offerings to customers have in some cases developed their own cost and quality estimation tools and provide these solutions to their customers at discounted prices or often for free. If enterprises do not perceive the benefits of our services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would materially adversely affect our operating results. In addition, as a new company in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. If any of these risks occur, it could materially adversely affect our business, financial condition or results of operations.
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

Even if we obtain clearance or approval to sell medical device products or test services that utilize or are comprised of a medical device, we are subject to ongoing requirements and inspections that could lead to the restriction, suspension or revocation of our clearance or approval.
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
Risks Related to Our OpenNMS Open Source Business
Our OpenNMS business incorporates third-party open source software, which could negatively affect our ability to sell our OpenNMS platform and subject us to possible litigation.
Our OpenNMS software includes third-party open source software and we intend to continue to incorporate third-party open source software in our OpenNMS platform in the future. There is a risk that the use of third-party open source software in our OpenNMS software could impose conditions or restrictions on our ability to monetize our software. Although we monitor the incorporation of open source software into our OpenNMS platform to avoid such restrictions, we cannot be certain that we have not incorporated open source software in our OpenNMS platform in a manner that is inconsistent with our licensing model. Certain open source projects also include other open source software and there is a risk that those dependent open source libraries may be subject to inconsistent licensing terms. This could create further uncertainties as to the governing terms for the open source software we incorporate.

In addition, the terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated restrictions or conditions on our use of such software. Additionally, we may, from time to time, face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we developed using such open source software, which could include proprietary portions of our source code, or otherwise seeking to enforce the terms of the open source licenses. These claims could result in litigation and could require us to make those proprietary portions of our source code freely available, purchase a costly license or cease offering the implicated software or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources and we may not be able to complete it successfully.

In addition to risks related to license requirements, use of third-party open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties. In addition, licensors of open source software included in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may become incompatible with our licensing model and thus could, among other consequences, prevent us from incorporating the software subject to the modified license. Any of these risks could be difficult to eliminate or manage and if not addressed, could have a negative effect on our business, results of operations and financial condition.

Because of the characteristics of open source software, there may be fewer technology barriers to entry in the open source market by new competitors and it may be relatively easy for new and existing competitors with greater resources than we have to compete with our OpenNMS open source business.
One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies and/or individuals. As a result, others could easily develop new software products or services based upon those open source programs that compete with existing open source software that we support and incorporate into our OpenNMS platform. Such competition with use of the open source projects that we utilize can materialize without the same degree of overhead and lead time required by us, particularly if the customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors, including those with greater resources than ours, to develop their own open source software or hybrid proprietary and open source software offerings, potentially reducing the demand for, and putting price pressure on, our OpenNMS platform. In addition, some competitors make open source software available for free download or use or may position competing open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced revenue and gross margins and loss of market share, any one of which could seriously harm our OpenNMS business.
We do not control and may be unable to predict the future course of open source technology development, including the ongoing development of open source components used in our OpenNMS platform, which could reduce the market appeal of our OpenNMS platform and damage our reputation.
We do not control many aspects of the development of the open source technology in our OpenNMS platform. Different groups of open source software programmers collaborate with one another to develop the software projects in our OpenNMS platform. Given the disparate inputs from various developers, we cannot control entirely how an open source project develops and matures. Also, different open source projects may overlap or compete with the ones that we incorporate into our OpenNMS platform. The technology developed by one group for one project may become more widely used than that developed by others. If we acquire or adopt a new technology and incorporate it into our OpenNMS platform but a competing technology becomes more widely used or accepted, the market appeal of our OpenNMS platform may be reduced and that could harm our reputation, diminish our brand and result in decreased revenue.
If open source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.
We rely to a significant degree on a number of open source software programmers, or committers and contributors, to develop and enhance components of our OpenNMS platform. Additionally, members of the corresponding open source project management committees, are primarily responsible for the oversight and evolution of the codebases of important components of the open source data management ecosystem. If the open source data management committers and contributors fail to adequately further develop and enhance open source technologies, or if the committees fail to oversee and guide the evolution of open source data management technologies in the manner that we believe is appropriate to maximize the market potential of our solutions, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our OpenNMS platform. We also must devote adequate resources to our own internal programmers to support their continued development and enhancement of open source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open source technologies. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our technology release and upgrade schedules could be delayed. Delays in developing, completing or delivering new or enhanced components to our platform could cause our offerings to be less competitive, impair customer acceptance of our solutions and result in delayed or reduced revenue for our solutions.

Our use of open source software could prevent us from offering products that include open source software or require us to obtain licenses on unfavorable terms.
The technologies we use incorporate “open source” software, and we may incorporate open source software in the future. Open source licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. We may license to others some of our software through open source projects which require us to make the source code publicly available, and therefore can affect our ability to protect our intellectual property rights with respect to that software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from offering our products that contained the open source software, required to release proprietary source code, required to obtain licenses from third parties or otherwise required to comply with the unfavorable conditions unless and until we can re-engineer the product so that it complies with the open source license or does not incorporate the open source software. Any of the foregoing could disrupt our ability to offer our products and harm our business, revenue and financial results.
The acquisition of OpenNMS may not be successful and could disrupt our business and harm our financial condition.
On July 22, 2020, we acquired OpenNMS. We may not be able to successfully integrate the personnel, operations, businesses, products or technologies of the OpenNMS investment. Integration may be particularly challenging as we have limited experience in the business of network management software and services. We may find that we do not have adequate operations or expertise to manage the new business. The integration of OpenNMS may also divert management's time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Our OpenNMS platform also may not perform to our expectations for various reasons, including the loss of key personnel and/or customers. If we fail to integrate our OpenNMS business or realize the expected benefits, we may lose the return on this acquisition or incur additional transaction costs and our business and financial condition may be harmed as a result.
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

We are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including but not limited to communications with patients and providers such as providing interpretations of the molecular analysis reports and resolving any disputes, ensuring customer satisfaction, billing and collections and patient and physician engagement. At June 30, 2020. December 31, 2018, September 30, 2018, June 30, 2017 and December 31, 2016, we determined that other-than-temporary impairments of $28.2 million, $14.8 million, $80.4 million, $33.9 million and $29.8 million, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill. The estimated decline in fair value at June 30, 2020 was predominantly attributed to (i) limited progress by NantOmics in completing revenue generating transactions for paid molecular analysis services for the research and pharmaceutical industries; (ii) limited progress in completing licensing transactions for proprietary molecular analysis technologies and/or intellectual property of NantOmics; and (iii) our decision to shift future laboratory operations in-house related to the GPS Cancer and Omics Core products to better control the supply chain and CMS reimbursement process, which we expect to result in reduced fees to NantOmics. The estimated decline in fair value at December 31, 2018 was primarily due to altered pricing assumptions for the reseller agreement between the Company and NantOmics. The estimated declines in fair value at September 30, 2018, June 30, 2017 and December 31, 2016 were primarily caused by changes in projected GPS Cancer revenue, due to delays in the Company's GPS Cancer revenue growth and changes in the risk profile of our financial projections for NantOmics. If NantOmics is unable to successfully handle its aspects of our sequencing and molecular analysis solutions or we are unable to successfully handle our aspects of delivering our sequencing and molecular analysis solutions, our business will be adversely affected.
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

For example, in January 2016, we acquired NaviNet to bolster our payer platform and, in February 2018, we acquired NantHealth Labs to expand into the liquid tumor profiling market and sold a commercial liquid biopsy test product (marketed as Liquid GPS). In July 2020, we acquired OpenNMS to expand our software and SaaS service offerings for both the healthcare sector and other industries. In the second quarter of 2019, we ceased commercial sales of the Liquid GPS product and intend to explore strategically aligned clinical studies for our liquid biopsy platform. Realizing the benefits of these acquisitions and any future acquisition depend upon the successful integration into our existing operations, and we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not realize the anticipated benefits from any acquired business due to several factors, including:

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of June 30, 2020, the total value of our goodwill and intangible assets, net of accumulated amortization was $145.1 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if the acquisition of NaviNet, NantHealth Labs, OpenNMS, or any other business we may acquire in the future fails to meet our expectations, our operating results, business and financial position may suffer.

We cannot assure you that we will be successful in integrating certain assets of NaviNet, NantHealth Labs, OpenNMS, or any other businesses or technologies we may acquire. The failure to successfully integrate these businesses could have a material adverse effect on our business, financial condition, or results of operations.
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

Also, in March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak. Many jurisdictions, particularly in North America (including the United States), Europe and Asia, as well as U.S. states in which we operate, including California, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited, and are considering to further limit, social mobility and gathering. To date, there has been no material adverse impact to our business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on the Company and our contractors, consultants, customers, resellers and partners is unknown at this time. For example, the demand for our solutions among certain of our provider or payer customers could be impacted in the future, either through reduced transaction volume for solutions by which the Company derives revenue on a per transaction basis or through the delayed closing or signing of new or add-on contracts with customers that are dealing with impacts from the pandemic.

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
Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and the SEC, we believe our current sales and licensing contract terms and business arrangements have been properly reported. However, this guidance involves interpretations, and there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. For example, we must apply significant judgment to determine whether revenue should be recognized on a gross or net basis for our reseller arrangements, including revenue under our reseller agreement with NantOmics. Disagreement with the regulators as to our current interpretations and any future changes by the regulators of existing accounting standards or changes in our business practices could result in changes in our revenue recognition and/or other accounting policies and practices that could adversely affect our business.
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
We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of June 30, 2020, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) nine (9) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) thirteen (13) pending U.S. utility patent applications; (iii) five (5) issued patents outside the United States; and (iv) eleven (11) patent applications pending in jurisdictions outside the United States. One (1) of these U.S. patent applications is jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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
As of August 7, 2020, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 59% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 85% of the outstanding equity and approximately 99% of the outstanding voting equity as of June 30, 2020. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 59% of the voting power of our common stock as of August 7, 2020.
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

•
commencement of, or our involvement in, litigation, including claims by our equity holders pertaining to our conversion from a Delaware limited liability company into a Delaware corporation or the pending class action litigation;

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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 59% of the voting power of our common stock, as of August 7, 2020), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
None.
Recent Repurchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit	Filing	Filed
				Date	Herewith

10.1	Open NMS Assignment Agreement, dated as of July 22, 2020, between the Registrant and Cambridge Equities, LP.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

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

NantHealth, Inc.

(Registrant)

Date:	August 7, 2020	By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)