Form 10-Q
period 2020-09-30
NantHealth, Inc.
filed 2020-11-09
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2020, the registrant had 111,214,133 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended September 30, 2020

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as GPS Cancer, Omics Core, NaviNet, Eviti, NaviNet Open, Eviti Connect, Eviti | IQ, OpenNMS, and other marks relating to our product lines are used in this Quarterly Report on Form 10-Q. Solely for convenience, the trademarks and service marks referred to in this Quarterly Report on Form 10-Q are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, including, without limitation, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors,” contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•the structural change in the market for healthcare in the United States, including uncertainty in the healthcare regulatory framework and regulatory developments in the United States and foreign countries;
•any impact of the COVID-19 pandemic, or responses to the pandemic, on our operations or personnel, or on commercial activity or demand across our and our customers’ businesses;
•the evolving treatment paradigm for cancer, including physicians’ use of molecular information and targeted oncology therapeutics and the market size for molecular information products;
•physicians’ need for precision medicine products and any perceived advantage of our solutions over those of our competitors, including the ability of our comprehensive platform to help physicians treat their patients’ cancers;
•our ability to generate revenue from sales of products enabled by our molecular and biometric information platforms to physicians in clinical settings;
•our ability to increase the commercial success and to accelerate commercial growth of our sequencing and molecular analysis solutions and our other products and services;
•our plans or ability to obtain reimbursement for our sequencing and molecular analysis solutions, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payers, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;
•our ability to effectively manage our growth, including the rate and degree of market acceptance of our solutions;
•our ability to offer new and innovative products and services, including new features and functionality for our existing products and services;
•our ability to attract new partners and clients;
•our ability to estimate the size of our target market;
•our ability to maintain and enhance our reputation and brand recognition;
•consolidation in the healthcare industry;
•competition which could limit our ability to maintain or expand market share within our industry;
•restrictions and penalties as a result of privacy and data protection laws;
•our use of “open source” software;
•our ability to use, disclose, de-identify or license data and to integrate third-party technologies;
•data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;
•breaches or failures of our security measures;
•our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;
•risks related to future acquisition opportunities;
•the requirements of being a public company;
•our ability to attract and retain key personnel;
•our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;
•our ability to obtain and maintain intellectual property protection for our solutions and not infringe upon the intellectual property of others;
•our ability to implement our comprehensive restructuring plan that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities;
•our financial performance expectations, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability; and
•our expectations regarding our ability to comply with Nasdaq continued listing standards.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$25,908	$5,243
Accounts receivable, net	4,195	6,179
Related party receivables, net	1,577	823
Prepaid expenses and other current assets	4,460	19,341
Current assets of discontinued operation	—	6,327
Total current assets	36,140	37,913
Property, plant, and equipment, net	14,232	14,985
Goodwill	98,333	97,307
Intangible assets, net	50,202	51,848
Investment in related party	—	31,702
Related party receivable, net of current	612	1,108
Operating lease right-of-use assets	7,604	8,470
Other assets	1,856	1,818
Noncurrent assets of discontinued operation	—	21,336
Total assets	$208,979	$266,487

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,151	$3,377
Accrued and other current liabilities	14,833	31,988
Deferred revenue	3,276	7,098
Related party payables, net	4,606	4,120
Notes payable	1,065	238
Current liabilities of discontinued operation	—	10,680
Total current liabilities	25,931	57,501
Deferred revenue, net of current	715	1,129
Related party liabilities	29,365	24,227
Related party promissory note	112,666	112,666
Related party convertible note, net	9,268	8,864
Convertible notes, net	89,023	84,648
Deferred income taxes, net	1,697	1,669
Operating lease liabilities	8,508	9,728
Other liabilities	24,135	21,542
Noncurrent liabilities of discontinued operation	—	1,649
Total liabilities	301,308	323,623
Commitments and Contingencies (Note 14)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 111,214,133 and 110,619,678 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	890,590	889,955
Accumulated deficit	(983,108)	(946,884)
Accumulated other comprehensive loss	(283)	(218)
Total NantHealth stockholders' deficit	(92,790)	(57,136)
Noncontrolling interests	461	—
Total stockholders' deficit	(92,329)	(57,136)
Total liabilities and stockholders' deficit	$208,979	$266,487

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Software-as-a-service related	$18,355	$18,328	$53,997	$54,421
Maintenance	299	—	299	—
Professional services	62	—	62	—
Total software-related revenue	18,716	18,328	54,358	54,421
Sequencing and molecular analysis	49	276	172	1,581
Home health care services	—	—	—	2,863
Total net revenue	18,765	18,604	54,530	58,865

Cost of Revenue:
Software-as-a-service related	5,935	5,638	17,552	17,004
Maintenance	131	121	131	288
Professional services	15	—	15	—
Amortization of developed technologies	1,222	1,143	3,508	3,519
Total software-related cost of revenue	7,303	6,902	21,206	20,811
Sequencing and molecular analysis	216	462	827	4,066
Home health care services	—	—	—	1,471
Total cost of revenue	7,519	7,364	22,033	26,348

Gross Profit	11,246	11,240	32,497	32,517

Operating Expenses
Selling, general and administrative	12,442	13,708	36,864	42,843
Research and development	4,681	3,262	12,446	10,503
Amortization of acquisition-related assets	958	1,054	2,691	3,162
Impairment of intangible asset	—	—	—	3,977
Total operating expenses	18,081	18,024	52,001	60,485

Loss from operations	(6,835)	(6,784)	(19,504)	(27,968)
Interest expense, net	(4,861)	(4,556)	(14,291)	(13,443)
Other income (expense), net	747	(3,586)	(2,550)	(5,022)
Loss from related party equity method investment	—	(1,983)	(31,702)	(6,401)
Loss from continuing operations before income taxes	(10,949)	(16,909)	(68,047)	(52,834)
Provision for (benefit from) income taxes	77	(529)	174	(659)
Net loss from continuing operations	(11,026)	(16,380)	(68,221)	(52,175)
(Loss) income from discontinued operations, net of tax attributable to NantHealth	(16)	3	31,955	1,162
Net loss	(11,042)	(16,377)	(36,266)	(51,013)
Net loss attributable to noncontrolling interests	(42)	—	(42)	—
Net loss attributable to NantHealth	$(11,000)	$(16,377)	$(36,224)	$(51,013)

Basic and diluted net income (loss) per share attributable to NantHealth:
Continuing operations - common stock	$(0.10)	$(0.15)	$(0.62)	$(0.47)
Discontinued operations - common stock	$—	$—	$0.29	$0.01
Total net loss per share - common stock	$(0.10)	$(0.15)	$(0.33)	$(0.46)

Weighted average shares outstanding
Basic and diluted - common stock	110,929,357	110,619,905	110,859,611	110,261,279

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(11,042)	$(16,377)	$(36,266)	$(51,013)
Share in related party equity investment - other comprehensive loss	—	(155)	—	(7)
Other comprehensive income (loss) from foreign currency translation	133	(82)	(65)	(93)
Total other comprehensive income (loss)	133	(237)	(65)	(100)
Comprehensive loss	(10,909)	(16,614)	(36,331)	(51,113)
Comprehensive loss attributable to NantHealth	$(10,909)	$(16,614)	$(36,331)	$(51,113)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Noncontrolling Interests	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2019	110,619,678	$11	$889,955	$(946,884)	$(218)	$(57,136)	$—	$(57,136)
Stock-based compensation expense	—	—	668	—	—	668	—	668
Other comprehensive loss	—	—	—	—	(188)	(188)	—	(188)
Net income	—	—	—	23,065	—	23,065	—	23,065
Balance at Balance at March 31, 2020	110,619,678	11	890,623	(923,819)	(406)	(33,591)	—	(33,591)
Stock-based compensation expense	—	—	408	—	—	408	—	408
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	309,679	—	(739)	—	—	(739)	—	(739)
Other comprehensive loss	—	—	—	—	(10)	(10)	—	(10)
Net loss	—	—	—	(48,289)	—	(48,289)	—	(48,289)
Balance at June 30, 2020	110,929,357	11	890,292	(972,108)	(416)	(82,221)	—	(82,221)
Stock-based compensation expense	—	—	656	—	—	656	—	656
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes and stock options exercised	284,776	—	171	—	—	171	—	171
Assignment of OpenNMS (see Note 19)	—	—	(529)	—	—	(529)	503	(26)
Other comprehensive income	—	—	—	—	133	133	—	133
Net loss	—	—	—	(11,000)	—	(11,000)	(42)	(11,042)
Balance at September 30, 2020	111,214,133	$11	$890,590	$(983,108)	$(283)	$(92,790)	$461	$(92,329)

NantHealth, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018	109,491,277	$11	$887,289	$(884,122)	$(347)	$2,831
Stock-based compensation expense	—	—	707	—	—	707
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	430,370	—	(53)	—	—	(53)
Assignment of NantHealth Labs (see Note 19)	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	55	55
Net loss	—	—	—	(19,923)	—	(19,923)
Balance at March 31, 2019	109,921,647	11	887,963	(904,045)	(292)	(16,363)
Stock-based compensation expense	—	—	707	—	—	707
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	532,860	—	(209)	—	—	(209)
Other comprehensive income	—	—	—	—	82	82
Net loss	—	—	—	(14,713)	—	(14,713)
Balance at June 30, 2019	110,454,507	11	888,461	(918,758)	(210)	(30,496)
Stock-based compensation expense	—	—	535	—	—	535
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	165,399	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	—	(237)	(237)
Net loss	—	—	—	(16,377)	—	(16,377)
Balance at September 30, 2019	110,619,906	$11	$888,994	$(935,135)	$(447)	$(46,577)

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020 (2)	2019 (2)
Cash flows from operating activities:
Net loss	$(36,266)	$(51,013)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of businesses	(32,211)	582
Depreciation and amortization	12,602	17,543
Amortization of debt discounts and deferred financing offering cost	4,779	4,207
Impairment of goodwill and other intangible assets	—	3,977
Change in fair value of derivatives liability	7	—
Change in fair value of Bookings Commitment	3,070	4,664
Stock-based compensation	1,684	1,849
Deferred income taxes, net	(181)	(549)
Provision for bad debt expense	118	17
Loss from related party equity method investment	31,702	6,401
Changes in operating assets and liabilities:
Accounts receivable, net	3,879	3,202
Inventories	(18)	294
Related party receivables, net	(258)	542
Prepaid expenses and other current assets	14,493	(19,986)
Deferred implementation costs	—	14
Accounts payable	(1,671)	1,259
Accrued and other current liabilities	(17,881)	20,096
Deferred revenue	(4,944)	(2,411)
Related party payables, net	5,416	3,766
Change in operating lease right-of-use assets and liabilities	(228)	(297)
Other assets and liabilities	(77)	(605)
Net cash used in operating activities	(15,985)	(6,448)
Cash flows from investing activities:
Net proceeds from sale of businesses	46,401	300
Assignment of OpenNMS, net of cash acquired (see Note 19)	(5,475)	—
Purchases of property and equipment, including internal-use software	(4,281)	(3,495)
Net cash provided by (used in) investing activities	36,645	(3,195)
Cash flows from financing activities:
Proceeds from insurance promissory note	1,855	1,647
Repayments of insurance promissory note and notes payable	(1,045)	(701)
Proceeds from exercises of stock options	171	—
Tax payments related to stock issued, net of stock withheld, for vested equity awards	(739)	(270)
Net cash provided by financing activities	242	676
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,904	(8,979)
Cash, cash equivalents and restricted cash, beginning of period (1)	6,379	19,441
Cash, cash equivalents and restricted cash, end of period (1)	$27,283	$10,462

NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Income taxes paid	$151	$3
Interest paid	2,961	2,958
Noncash investing and financing activities:
Purchases of property and equipment including internal use software	$297	$105
(1) Cash and cash equivalents included restricted cash of $1,136 and $1,375 at December 31, 2019 and September 30, 2020, respectively, and $1,136 and $1,136 at December 31, 2018 and September 30, 2019, respectively. Restricted cash is included in other assets and consists of funds that are contractually restricted as to usage or withdrawal related to the Company's security deposits in the form of standby letters of credit for leased facilities and funds held in an escrow account related to the sale of the Connected Care Business (see Note 4). No amounts have been drawn upon the letters of credit as of September 30, 2020.
(2) The statements for the nine months ended September 30, 2020 and 2019 include the Connected Care Business (see Note 4).
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

On February 3, 2020, the Company sold certain of its assets related to its Connected Care Business (see Note 4).

These divestitures will enable the Company to focus on its core competencies of genomic sequencing, clinical decision support, payer engagement, and data analytics.

On July 22, 2020, the Company acquired The OpenNMS Group, Inc. ("OpenNMS") pursuant to an assignment agreement with Cambridge Equities, L.P. ("Cambridge"), a related party (see Note 19).

The Company intends to integrate OpenNMS with NantHealth’s software portfolio and service offerings, as well as expand the Company’s capabilities in cloud, SaaS, and AI technologies, providing customers with services to maintain reliable network connections for critical data flows that enable patient data collaboration and decision making at the point of care. At the same time, this transaction will allow the Company to expand penetration of OpenNMS services in the healthcare industry.

As of September 30, 2020, the Company conducted the majority of its operations in the United States, Canada, and the United Kingdom.
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

The Company acquired OpenNMS on July 22, 2020 (see Note 19). OpenNMS sells products and services directly to end-users and through resellers and generates revenue from the following sources:

•Maintenance - Maintenance revenue includes technical support and maintenance on OpenNMS software during the contract term. Revenue is recognized over the maintenance or support term.

The Company’s networking monitoring solutions typically consist of a term-based subscription to the OpenNMS software license and maintenance, which entitle customers to unspecified software updates and upgrades on a when-and-if-available basis. The Company has determined that its promises to transfer the software license and the related maintenance are not separately identifiable because the licensed software and the software updates and upgrades are highly interdependent and highly interrelated, working together to deliver a continuously updated networking monitoring solution. The Company therefore considers the software license and related maintenance obligations to represent a single, combined performance obligation with revenue recognized over the subscription period.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
•Professional services - Professional services revenue is generated from consulting services to help customers install, integrate and optimize OpenNMS, sponsored development, and training to assist customers deploy and use OpenNMS solutions. Sponsored development relates to professional services to build customer specific functionality, features, and enhancements into the OpenNMS open source platform.

Revenue is recognized for most of our contracts over time as performance obligations are satisfied, as the Company is continuously transferring control to the customer. Typically, revenue is recognized over time using direct labor hours as a measure of progress. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled.

Customers are generally billed as the Company satisfies its performance obligations. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones.

Management assesses whether contracts entered into at, or near, the same time, should be combined, based on evaluation of the commercial objectives of the contracts.

Contracts with Multiple Promises for Goods and Services

The Company engages in various contracts with promises for multiple goods and services.

In certain contracts, the Company recognizes software license, technical support, maintenance, consulting services, sponsored development services, and training as distinct performance obligations.

Standalone selling prices (“SSP”) are required to be allocated and revenue recognized for each distinct performance obligation within each contract. Judgment is required to determine the SSP for each distinct performance obligation. The SSP for each performance obligation is determined by considering contracts in which the good or service is sold separately and other factors, including market conditions and the Company’s experience selling similar goods and services, as well as costs and margins achieved. In some cases, to estimate the SSP, the Company first estimates the selling price of each performance obligation for which an SSP is observable and then estimates the SSP of the remaining performance obligation as the residual contractual amount.

Generally, consulting and sponsored development professional services do not involve significant integration or customization of the OpenNMS software. As such, consulting and sponsored development are considered distinct performance obligations.

The Company has reseller arrangements with gross revenue presentation due to the Company’s control of goods and services before transfer to the customer. The Company assesses control in terms of relevant indicators of performance and pricing risk, such as which party negotiates pricing with the end customer and which party is ultimately responsible for fulfilling services, transferring goods and services, and ensuring support.
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
Upcoming Accounting Standard Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models which require separate accounting for embedded conversion features. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. ASU No. 2020-06 is effective for fiscal periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the effects of this ASU.

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

Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three months ended September 30, 2020 and 2019, there were revenues of $2,089 and $1,760 recognized, respectively, that were included in the deferred revenue balance at the beginning of the period. During the nine months ended September 30, 2020 and 2019, there were revenues of $5,633 and $5,905 recognized, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $858 at September 30, 2020 and $1,455 at December 31, 2019. During the three months ended September 30, 2020 and 2019, the Company recorded amortization of $233 and $190, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded amortization of $701 and $558, respectively.
Performance Obligations
As of September 30, 2020, the Company has allocated a total transaction price of $4,769 to unfulfilled performance obligations that are expected to be fulfilled within nine years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The operating results of the Company's discontinued operation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Major classes of line items constituting pretax income (loss) of discontinued operations
Net revenue	$—	$3,752	$1,165	$12,906
Cost of revenue	—	(1,008)	(467)	(3,130)
Selling, general and administrative	1	(1,428)	(525)	(4,259)
Research and development	(18)	(1,306)	(601)	(3,729)
Other expense, net	—	(2)	(5)	(17)
Pretax income (loss) from discontinued operations related to major classes of pretax income (loss)	(17)	8	(433)	1,771
Pretax gain on sale of the Connected Care Business	—	—	32,211	—
Total pretax income (loss) from discontinued operations	(17)	8	31,778	1,771
Provision for (benefit from) income taxes	(1)	2	(217)	491
Total income (loss) from discontinued operations, net of tax	$(16)	$6	$31,995	$1,280

The significant operating and investing cash and noncash items of the discontinued operation included on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Depreciation and amortization	$10	$352
Gain on sale of the Connected Care Business	32,211	—
Cash flows from investing activities:
Net proceeds from sale of the Connected Care Business	$46,401	$—
Purchases of property and equipment, including internal-use software	76	152
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
Note 5. Accounts Receivable, net
Accounts receivable are included on the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2020 and December 31, 2019 was $113 and $95, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 6. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Prepaid expenses	$3,624	$1,794
Securities litigation insurance receivable	242	16,627
Other current assets	594	920
Prepaid expenses and other current assets	$4,460	$19,341
Accrued and other current liabilities as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Payroll and related costs	$6,566	$8,106
Bookings Commitment (see Note 12)	1,625	1,122
Securities litigation expense payable	242	17,127
Interest payable	1,619	274
Operating lease liabilities	1,703	1,617
Other accrued and other current liabilities	3,078	3,742
Accrued and other current liabilities	$14,833	$31,988

Note 7. Property, Plant and Equipment, net
Property, plant and equipment, net as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Computer equipment and software	$13,771	$12,144
Furniture and equipment	1,325	2,292
Leasehold and building improvements	4,258	7,160
Property, plant, and equipment, excluding internal-use software	19,354	21,596
Less: Accumulated depreciation and amortization	(13,911)	(17,078)
Property, plant and equipment, excluding internal-use software, net	5,443	4,518
Internal-use software	35,945	33,278
Construction in progress - Internal-use software	3,263	2,973
Less: Accumulated depreciation and amortization, internal-use software	(30,419)	(25,784)
Internal-use software, net	8,789	10,467
Property, plant, and equipment, net	$14,232	$14,985

Depreciation and amortization expense from continuing operations was $1,885 and $5,692, respectively, for the three and nine months ended September 30, 2020, of which $1,489 and $4,545, respectively, related to internal-use software costs. Depreciation and amortization expense from continuing operations was $3,104 and $9,954, respectively, for the three and nine months ended September 30, 2019, of which $2,174 and $7,122, respectively, related to internal-use software costs.

Amounts capitalized to internal-use software for the three months ended September 30, 2020 and 2019 were $520 and $1,011, respectively. Amounts capitalized to internal-use software for the nine months ended September 30, 2020 and 2019 were $2,673 and $2,907, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Customer relationships	$53,000	$52,000
Developed technologies	34,500	32,000
Trade name	3,300	3,000
Installed user base	1,400	—
	92,200	87,000
Less: Accumulated amortization	(41,998)	(35,152)
Intangible assets, net	$50,202	$51,848

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three months ended September 30, 2020 and 2019 was $2,180 and $2,197, respectively. Amortization expense from continuing operations for the nine months ended September 30, 2020 and 2019 was $6,199 and $6,681, respectively.

At July 22, 2020, the Company recorded $5,200 of definite-lived intangible assets and accumulated amortization of $647 related to the assignment of OpenNMS (see Note 19). These intangible assets are amortized over a period of 4 to 6 years.

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

The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of September 30, 2020 is as follows:

Amounts
Remainder of 2020	$2,232
2021	8,930
2022	8,930
2023	4,346
2024	4,283
2025	4,147
Thereafter	17,334
Total future intangible amortization expense	$50,202

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 9. Goodwill
Goodwill as of September 30, 2020 and December 31, 2019 was $98,333 and $97,307, respectively, net of goodwill allocated to the discontinued operation of $18,623. The goodwill allocated to the discontinued operation was based on the fair value of the Connected Care Business as a percentage of the total fair value of the Connected Care Business and the Company that remains after the sales transaction (see Note 4).

On July 22, 2020, the Company recognized $1,026 of goodwill related to the assignment of OpenNMS (see Note 19).
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

Pertaining to the Company's share of NantOmics' income or loss, amortization of basis differences, and other-than-temporary impairments, for the nine months ended September 30, 2020, the Company recognized losses of $31,702. For the three and nine months ended September 30, 2019, the Company recognized losses of $1,983 and $6,401, respectively. The Company did not recognize any income or losses during the three months ended September 30, 2020.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. As the Company's equity method investment in NantOmics was reduced to zero during the second quarter of 2020, the Company discontinued to apply the equity method to record additional losses until NantOmics subsequently reports net income and that net income equals the share of net losses not recognized during the period the equity method was suspended. For the three months ended September 30, 2020, NantOmics continued to generate a net loss.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The Company used the following summarized financial information for NantOmics for the nine months ended June 30, 2020, and the three and nine months ended June 30, 2019, to record its equity method losses for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019:

	Three Months Ended June 30,	Nine Months Ended June 30,
	2019	2020	2019
Revenues	$847	$349	$3,913
Gross loss	(1,239)	(1,641)	(2,573)
Loss from operations	(4,436)	(7,806)	(17,541)
Impairment on equity investments	—	—	(12,265)
Net loss	(3,333)	(2,618)	(26,263)
Net loss attributable to NantOmics	(3,296)	(2,559)	(26,005)
Note 11. Convertible Notes
In December 2016, the Company entered into the Purchase Agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90,000 in aggregate principal amount of its 5.50% senior convertible notes due 2021 ("Convertible Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons pursuant to Regulation S under the Securities Act. In December 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge, an entity affiliated with Dr. Patrick Soon-Shiong, the Company’s Chairman and Chief Executive Officer, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the overallotment by the Initial Purchasers, the Company issued an additional $7,000 principal amount of the Convertible Notes. The total net proceeds from this offering were approximately $102,714, comprised of $9,917 from Cambridge and $92,797 from the Initial Purchasers, after deducting the Initial Purchasers’ discount and debt issuance costs of $4,286 in connection with the Convertible Notes offering.
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
As of September 30, 2020, the remaining life of the Convertible Notes is approximately 15 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

	Related Party	Others	Total
Balance as of September 30, 2020
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(732)	(7,977)	(8,709)
Net carrying amount	$9,268	$89,023	$98,291

Balance as of December 31, 2019
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,136)	(12,352)	(13,488)
Net carrying amount	$8,864	$84,648	$93,512

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The following tables set forth the Company's interest expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$138	$1,333	$1,471	$412	$4,001	$4,413
Amortization of debt discounts	135	1,318	1,453	393	3,834	4,227
Amortization of deferred financing offering costs	4	187	191	11	541	552
Total convertible notes interest expense	$277	$2,838	$3,115	$816	$8,376	$9,192

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471	$411	$4,002	$4,413
Amortization of debt discounts	120	1,160	1,280	350	3,372	3,722
Amortization of deferred financing offering costs	3	163	166	9	476	485
Total convertible notes interest expense	$260	$2,657	$2,917	$770	$7,850	$8,620

Note 12. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$24,553	$—	$—	$24,553
Interest make-whole derivative	7	—	—	7

	December 31, 2019
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$21,983	$—	$—	$21,983
Interest make-whole derivative	—	—	—	—

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

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. The Company agreed that Allscripts shall receive at least $500 per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, the Company shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. As of September 30, 2020 and December 31, 2019, the accrued Annual Minimum Commitment was $1,200 and $700, respectively. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement.

The Company values the Bookings Commitment using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 15% and 16% at September 30, 2020 and between 15% and 17% at December 31, 2019. The change in fair value is recorded within other income (expense), net in the Company's Consolidated Statements of Operations.

The fair value of the Bookings Commitment is dependent on management's estimate of the probability of success on individual opportunities and the cost of debt applied in discounting the liability. The higher the probability of success on each opportunity, the lower the fair value of the Bookings Commitment liability. The lower the cost of debt applied, the higher the value of the liability.

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at September 30, 2020, the fair value of the liability would increase by $3,312.
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

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three and nine months ended September 30, 2020:

	June 30, 2020	Transfers in (out) (1)	Change in fair value recognized in earnings	September 30, 2020
Liabilities
Interest make-whole derivative - related party and others	$63	$—	$(56)	$7
Bookings Commitment	25,710	(500)	(657)	24,553
	$25,773	$(500)	$(713)	$24,560

	December 31, 2019	Transfer in (out) (1)	Change in fair value recognized in earnings	September 30, 2020
Liabilities
Interest make-whole derivative - related party and others	$—	$—	$7	$7
Bookings Commitment	21,983	(500)	3,070	24,553
	$21,983	$(500)	$3,077	$24,560

(1) Transfers out of the Bookings Commitment fair value liability relates to the Annual Minimum Commitment, which was recorded in Accrued and other current liabilities.
Fair Value of Convertible Notes held at amortized cost
As of September 30, 2020 and December 31, 2019, the fair value and carrying value of the Company's Convertible Notes were:

	Fair Value	Carrying Value	Face Value
5.5% convertible senior notes due December 15, 2021:
Balance as of September 30, 2020
Related party	$9,255	$9,268	$10,000
Others	89,774	89,023	97,000
	$99,029	$98,291	$107,000
Balance as of December 31, 2019
Related party	$6,727	$8,864	$10,000
Others	65,257	84,648	97,000
	$71,984	$93,512	$107,000

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

Lease expense, charged to selling, general and administrative expense, for the three and nine months September 30, 2020 and 2019 consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$604	$594	$1,814	$1,788
Short-term lease cost	257	252	768	804
Variable cost	104	77	353	172
Sublease income	(52)	(52)	(156)	(156)
Total lease cost	$913	$871	$2,779	$2,608

Other information regarding the Company's leases:

	Nine Months Ended September 30,
	2020	2019
Operating cash flows for operating leases	$(2,056)	$(1,828)
Right-of-use assets obtained in exchange for new operating lease liabilities	$110	$—
Operating lease liabilities arising from obtaining right-of-use assets	$110	$—
Weighted average remaining lease term - operating leases	5.3 years	6.2 years
Weighted average discount rate - operating leases	11%	11%

As of September 30, 2020 and December 31, 2019, the Company had no material finance leases. The remaining lives of its operating leases ranged from one to nine years as of September 30, 2020.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Future minimum lease payments under the Company's operating leases at September 30, 2020 were:

Maturity Analysis	Amounts
Remainder of 2020	$685
2021	2,621
2022	2,662
2023	2,673
2024	2,519
2025	666
Thereafter	1,687
Total future minimum lease payments	13,513
Less: imputed interest	(3,302)
Total	$10,211
As reported on the Consolidated Balance Sheet
Accrued and other current liabilities	$1,703
Operating lease liabilities	8,508
$10,211
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
Securities and Derivative Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825 ("Deora"). In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Patrick Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the court certified the case as a class action. On October 23, 2019, the parties notified the court that they had reached a settlement in principle to resolve the action on a class wide basis in the amount of $16,500, which was included in accrued and other current liabilities on the Consolidated Balance Sheet at December 31, 2019. The court granted preliminary approval of the settlement on January 31, 2020. A hearing for final approval of the settlement was scheduled for June 15, 2020, but on June 5, 2020, the Court decided to take the final approval motion on submission, and on July 17, 2020, the Court directed Plaintiff’s counsel to submit evidence substantiating all costs incurred. The $16,500 settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by the Company’s insurance carriers, and a portion was funded by the Company. On September 10, 2020, the court entered an order granting final approval of the settlement, and the order and settlement are now final.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties agreed to stay the case. At a status conference on October 30, 2020, the court scheduled a status conference for February 4, 2021, to enable the plaintiff to decide whether to voluntarily dismiss, following the finalization of the Deora settlement. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets (which Petersen subsequently withdrew), and unjust enrichment. In November 2018, the defendants moved to dismiss the amended complaint. A hearing on the defendants’ motion was held on September 25, 2019. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020. Discovery is now proceeding.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. The complaint contains allegations similar to those in Deora but asserts causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The parties agreed to stay the case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery. The stay has been lifted due to the Delaware Court of Chancery's January 14, 2020 decision granting in part and denying in part the motion to dismiss. On October 5, 2020, an amended complaint was filed which brings claims only against Dr. Soon-Shiong for alleged violations of the federal securities laws and breach of fiduciary duty, and drops the prior claims against other current or former executive officers and directors of NantHealth. The deadline for defendants' response to the amended complaint is December 4, 2020.
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

On September 26, 2018, the Company filed its Assented to Motion for Leave to Amend Its Answer. The court granted the Company's motion on October 3, 2018. On October 9, 2018, the Company filed and served its amended answer and jury demand. That jury demand was later withdrawn by stipulation dated September 17, 2020.

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

The court’s January 23, 2020 Decision and Order left the issue of damages on PayPal’s claim for breach of the Sublease Agreement to be determined. The Company asserted, among other things, that PayPal failed to mitigate any damages that PayPal claims the Company owes. PayPal’s claim for unfair and deceptive practices in violation of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and its requests for treble damages and attorneys’ fees on that claim, as well as its requests for interest and costs on the breach of the Sublease Agreement and Chapter 93A claims, also were left to be determined.

A hearing on PayPal’s motion for preliminary injunction was held on January 30, 2020. At the hearing, the court took the motion for preliminary injunction under advisement and scheduled the following: (1) a status conference on September 9, 2020; (2) a final trial conference on January 6, 2021; and (3) a trial start date on January 12, 2021.

On February 24, 2020, the Company filed a Petition for Interlocutory Relief. The petition sought relief from the Decision and Order granting PayPal’s motion for summary judgment regarding its claim for breach of the Sublease Agreement as to liability only. On March 2, 2020, a single justice of the Massachusetts Appeals Court denied the Company’s Petition for Interlocutory Relief.

Starting in late January 2020, PayPal and its attorneys and brokers began producing additional documents that had not been produced during the fact discovery period. These supplemental productions continued through September 2020.

On August 28, 2020, the Company served its motion to sanction PayPal for failing to produce numerous responsive documents until after the fact discovery period expired and after the Superior Court granted partial summary judgment to PayPal. The Company requested that the Court enter an order: (1) requiring PayPal to reimburse the Company for all fees and costs it incurred to investigate and address PayPal’s discovery deficiencies; (2) requiring PayPal, its brokers, and its attorneys to produce witnesses for depositions by the Company with PayPal to bear all of the Company’s fees and costs incurred in preparing for and conducting these depositions; and (3) authorizing the Company to conduct additional third-party depositions at PayPal’s sole expense. On September 17, 2020, PayPal served its opposition and cross-motion for sanctions, seeking its fees and costs incurred in defending against the Company’s motion for sanctions. The Company responded with a reply to PayPal’s opposition and an opposition to PayPal’s cross-motion on October 13, 2020, and the fully briefed motion to sanction PayPal and the cross-motion for sanctions were filed that same day.

On September 25, 2020, the Company and PayPal participated in a mediation. The parties were unable to resolve the litigation during the mediation.

On or about October 20, 2020, the Company and PayPal reached an agreement in principle to settle the litigation for a payment by the Company to PayPal of $1,600, subject to the negotiation, execution and delivery of a formal settlement agreement. By letter from the Company’s counsel dated October 23, 2020, the parties requested that the Court hold all pending motions in abeyance, pending receipt of a stipulation of dismissal or further notice from the parties. On October 27, 2020, the Court issued notices canceling both the January 6, 2021 final trial conference and January 12, 2021 trial start date.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
On November 4, 2020, the Company and PayPal executed a settlement and release agreement pursuant to which the parties agreed to settle, without any admission of liability, all claims, issues, disputes and differences relating to this litigation in consideration by the Company of $1,600 to PayPal (the “Settlement Amount”), which was accrued for as of September 30, 2020. The Settlement Amount is due within 30 days after the execution date, i.e., by December 4, 2020. The mutual releases included in the settlement and release agreement shall be effective upon the Company’s payment of the Settlement Amount. The agreement provides that, immediately after the Company’s payment of the Settlement Amount, the Company’s and PayPal’s counsel will file a stipulation of dismissal with prejudice with the Suffolk Superior Court, without attorneys’ fees or costs, and waiving all rights to appeal.
Insurance Recoveries
The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at September 30, 2020 and December 31, 2019 was $242 and $16,627, respectively, and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

Note 15. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2020 from continuing operations was $77 and $174, respectively. The benefit from income taxes for the three and nine months ended September 30, 2019 from continuing operations was $529 and $659, respectively. The tax provision for (benefit from) income taxes for the three and nine months ended September 30, 2020 and 2019 from continuing operations included an income tax provision for the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three and nine months ended September 30, 2020 were a provision from continuing operations of 0.70% and 0.26%, respectively. The effective tax rates for the three and nine months ended September 30, 2019 were a benefit from continuing operations of 3.13% and 1.25%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 and 2019 differed from the U.S. federal statutory rates of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite-lived intangible asset, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income tax rate differential and the impact of valuation allowance on the Company's deferred tax assets.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company's financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Consistent with prior years, the Company expects to continue to generate net losses for the foreseeable future. The Company currently has significant federal and state deferred tax assets attributed to prior net operating losses and research and experimentation tax credits. These deferred tax assets are fully reserved. As the Company has never generated taxable income, the CARES Act feature allowing NOLs originating in 2018, 2019 or 2020 to be carried back five years is not expected to have a significant impact. Management does not expect any other provisions of the CARES Act to have a material impact in 2020.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 16. Stockholders’ Equity
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of September 30, 2020 and December 31, 2019, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of September 30, 2020, and December 31, 2019, there were no outstanding shares of preferred stock.
Note 17. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Phantom units:
Cost of revenue	$—	9	$27	$25
Selling, general and administrative	—	12	(23)	39
Research and development	—	18	36	11
Total phantom units stock-based compensation expense	—	39	40	75
Stock options:
Cost of revenue	27	—	55	—
Selling, general and administrative	483	75	947	90
Research and development	75	—	118	—
Total stock options stock-based compensation expense	585	75	1,120	90
Restricted stock units:
Cost of revenue	—	6	9	11
Selling, general and administrative	50	377	571	1,580
Research and development	—	24	23	41
Total restricted stock units stock-based compensation expense	50	407	603	1,632

Discontinued operations	—	5	(79)	52
Total stock-based compensation expense	635	526	1,684	1,849
Amount capitalized to internal-use software	23	14	71	105
Total stock-based compensation cost	$658	$540	$1,755	$1,954
Phantom Unit Plan
The following table summarizes the activity related to the unvested phantom units during the three and nine months ended September 30, 2020:

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Units	Weighted- Average Grant Date Value Per Phantom Unit
Unvested phantom units outstanding - December 31, 2019	120,562	$11.49
Forfeited	(5,454)	$14.24
Unvested phantom units outstanding - March 31, 2020	115,108	$11.38
Vested	(111,699)	$11.32
Forfeited	(3,409)	$14.30
Unvested phantom units outstanding - June 30, 2020	—	$—
Unvested phantom units outstanding - September 30, 2020	—	$—

During the nine months ended September 30, 2020, the Company issued 64,048 shares of common stock to participants of the Phantom Unit Plan based in the United States.
2016 Equity Incentive Plan
Stock Options
The following table summarizes the activity related to stock options during the three and nine months ended September 30, 2020:

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding - December 31, 2019	5,815,724	$0.56
Forfeited	(270,000)	$0.55
Stock options outstanding - March 31, 2020	5,545,724	$0.56
Granted	300,000	$2.52
Forfeited	(265,000)	$0.55
Stock options outstanding - June 30, 2020	5,580,724	$0.67
Granted	4,895,000	$3.84
Exercised	(190,000)	$0.55
Forfeited	(135,000)	$2.01
Stock options outstanding - September 30, 2020	10,150,724	$2.18
Stock options exercisable - September 30, 2020	2,860,724	$0.57
As of September 30, 2020, the Company had $12,524 of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 3.0 years.
The Company settles all exercised stock options by issuing shares of the Company's common stock without netting down the portion related to payroll withholding tax obligations.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Restricted Stock Units
The following table summarizes the activity related to the unvested restricted stock units during the three and nine months ended September 30, 2020:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted stock units outstanding - December 31, 2019	705,415	$2.68
Granted	179,558	$1.81
Forfeited	(10,954)	$3.39
Unvested restricted stock units outstanding - March 31, 2020	874,019	$2.49
Vested	(540,711)	$3.10
Forfeited	(80,000)	$1.14
Unvested restricted stock units outstanding - June 30, 2020	253,308	$1.64
Unvested restricted stock units outstanding - September 30, 2020	253,308	$1.64
Unrecognized compensation expense related to unvested restricted stock units was $326 at September 30, 2020, which is expected to be recognized as expense over the weighted-average period of 1.0 year.
During the nine months ended September 30, 2020, the Company issued 391,738 shares of common stock to participants of the 2016 Plan based in the United States.
Note 18. Net Income (Loss) Per Share
Basic and diluted net income (loss) per common share is computed by dividing net income (loss) attributable to NantHealth by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents. If there is a net loss from continuing operations attributable to NantHealth, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share is computed, even if the Company reports net income as a result of discontinued operations attributable to NantHealth.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Common Stock	Common Stock	Common Stock	Common Stock
Net income (loss) per share numerator:
Net loss from continuing operations	$(11,026)	$(16,380)	$(68,221)	$(52,175)
Net loss attributable to noncontrolling interests	(42)	—	(42)	—
Net loss from continuing operations attributable to NantHealth	(10,984)	(16,380)	(68,179)	(52,175)
Net (loss) income from discontinued operations attributable to NantHealth	(16)	3	31,955	1,162
Net loss attributable to NantHealth for basic and diluted net loss per share	$(11,000)	$(16,377)	$(36,224)	$(51,013)
Weighted-average shares for basic net income (loss) per share	110,929,357	110,619,905	110,859,611	110,261,279
Effect of dilutive securities	—	—	—	—
Weighted-average shares for dilutive net income (loss) per share	110,929,357	110,619,905	110,859,611	110,261,279

Basic and diluted net income (loss) per share attributable to NantHealth:
Continuing operations - common stock	$(0.10)	$(0.15)	$(0.62)	$(0.47)
Discontinued operations - common stock	$—	$—	$0.29	$0.01
Total net loss per share - common stock	$(0.10)	$(0.15)	$(0.33)	$(0.46)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2020	2019
Unvested restricted stock	—	1
Unvested phantom units	—	121,244
Unvested restricted stock units	253,308	1,868,224
Unexercised stock options	10,150,724	710,892
Convertible notes	8,815,655	8,815,655

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 19. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three and nine months ended September 30, 2020, the Company had income of $34 and incurred expense of $56, respectively, recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. During the three and nine months ended September 30, 2019, the Company incurred $20 and $834, respectively, of expenses recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates.
Related Party Receivables and Payables
As of September 30, 2020 and December 31, 2019, the Company had related party receivables, net of $2,189 and $1,931, respectively, primarily consisting of a receivable from Ziosoft KK of $1,477 and $1,658, respectively, which was related to the sale of Qi Imaging. As of September 30, 2020 and December 31, 2019, respectively, the Company had related party payables, net and related party liabilities of $33,971 and $28,347, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below), and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
Assignment of The OpenNMS Group, Inc.
On July 22, 2020, the Company entered into an assignment agreement (the “Assignment Agreement”) with Cambridge to acquire approximately 91% of The OpenNMS Group, Inc. for $5,577 in cash. Contemporaneously with the closing of the Assignment Agreement, OpenNMS issued call options to the Company consisting of, when exercised, cash payment of $278 and issuance of 56,769 shares of the Company's common stock in exchange for the 9% of the shares of OpenNMS common stock held by the remaining shareholders. These call options expired unexercised on September 30, 2020.

As the Company and Cambridge are controlled by the Company's Chairman and CEO, the acquisition was treated as a transaction between entities under common control. The Company recognized the assets and liabilities transferred under the Assignment Agreement at their carrying amounts on July 22, 2020 based on Cambridge's historical cost, including the effects of purchase accounting from the November 1, 2019 acquisition of OpenNMS by Cambridge. The transaction did not cause a material change in the reporting entity, and the Company has not retrospectively adjusted its previously issued financial statements. The consolidation of OpenNMS at July 22, 2020 increased the Company's revenue and net loss by $361 and $467, respectively, during the three months ended September 30, 2020.

The intangible assets acquired are amortized over the weighted-average useful life of 5.9 years. These definite-lived intangible assets include developed technology of $2,500 (6-year useful life), installed user base of $1,400 (6-year useful life), customer relationship of $1,000 (6-year useful life), and trade name of $300 (4-year useful life).

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Amounts
Total cash consideration	$5,577
Assets and liabilities of OpenNMS at assignment:
Cash and cash equivalents	102
Goodwill	1,026
Intangible asset, net	4,553
Other assets	1,097
Other liabilities assumed	(1,227)
Net assets acquired at assignment	5,551
Noncontrolling interests	(503)
Recorded as distribution from additional paid-in capital	$529
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
As of September 30, 2020 and December 31, 2019, the Company had $3 and $197, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three and nine months ended September 30, 2020, direct costs of $3 and $48, respectively, were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three and nine months ended September 30, 2019, direct costs of $105 and $1,852, respectively, were recorded as cost of revenue related to the Second Amended Reseller Agreement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge, an entity affiliated with the Company's Chairman and CEO, Dr. Patrick Soon-Shiong, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 11). The accrued and unpaid interest on the Convertible Notes held by Cambridge was $162 and $24 at September 30, 2020 and December 31, 2019, respectively, as part of current related party payables, net on the Consolidated Balance Sheets.
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

During the three and nine months ended September 30, 2020, the Company did not record any revenue under these agreements. During the three and nine months ended September 30, 2019, the Company recorded revenues of $43 and $459, respectively, under these agreements. As of both September 30, 2020 and December 31, 2019, the Company had $110 of accounts receivable from related parties due to these agreements.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note were originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the promissory note to June 15, 2022 and to subordinate the promissory note in right of payment to the Convertible Notes (see Note 11). No other terms of the promissory note were changed. As of September 30, 2020 and December 31, 2019, the total principal and interest outstanding on the promissory note amounted to $142,030 and $136,893, respectively. The accrued and unpaid interest on the promissory note as of September 30, 2020 and December 31, 2019 was $29,364 and $24,227, respectively, included as part of noncurrent related party liabilities on the Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. NantCapital has the option, but not the obligation, to require the Company to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by the Company, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The Company can request additional advances subject to NantOmics approval. As of September 30, 2020, there was no outstanding balance on the promissory note.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
On August 8, 2018, the Company executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, with interest payments on outstanding amounts due on June 15th and December 15th of each calendar year. No advances have currently been made under the note. The note allows the Company to request advances, up to a maximum commitment of $100,000. Advances can be requested of up to $10,000 per calendar quarter until March 31, 2019 and, following that, up to $20,000 per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes (see Note 11). The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for the Company to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At September 30, 2020, the Company was in compliance with the covenants.

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
Overview
NantHealth, Inc. (“NantHealth” or the “Company”) provides enterprise solutions that help businesses transform complex data into actionable insights. By offering efficient ways to move, interpret, and visualize complex and highly sensitive information, we help our customers in healthcare, life sciences, logistics, telecommunications, and other industries, to automate, understand, and act on data while keeping it secure and scalable.

NantHealth’s product portfolio comprises the latest technology in molecular analysis (GPS Cancer), payer/provider collaboration platforms for real-time coverage decision support (NaviNet and Eviti), and Data Products that provide multi-data analysis, reporting and professional services offerings. OpenNMS, a NantHealth subsidiary, helps businesses monitor, manage, maintain and visualize their networks to better understand network health and performance. Each of these business lines are leaders in their respective market segments. Altogether, we generally derive revenue from SaaS subscription fees, support services, professional services, and molecular analysis services (including GPS Cancer).

We market certain of our solutions as a comprehensive integrated solution that includes our molecular sequencing and analysis services, clinical decision support, payer engagement solutions, data analysis and network monitoring and management. We also market our molecular sequencing and analysis services, clinical decision support, payer engagement solutions, data analysis and network monitoring and management on a stand-alone basis. To accelerate our commercial growth and enhance our competitive advantage, we intend to continue to:

•introduce new marketing, education and engagement efforts and foster relationships across the health care community to drive adoption of NantHealth products and services;
•strengthen our commercial organization to increase our NantHealth solutions client base and to broaden usage of our solutions by existing clients;
•develop new features and functionality for NantHealth solutions to address the needs of current and future healthcare provider and payer, self-insured employer and biopharmaceutical company clients, as well as logistics, telecommunications and other clients through OpenNMS;
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

Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch and expansion of our molecular sequencing and analysis business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of September 30, 2020, our accumulated deficit was approximately $983.1 million. We expect to continue to incur operating losses over the near term as we support adoption of our molecular sequencing and analysis solutions (including GPS Cancer), expand our commercial operations, and invest further in NantHealth solutions.
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
2020 Acquisition of The OpenNMS Group, Inc.
On July 22, 2020, we entered into an assignment agreement (the “Assignment Agreement”) with Cambridge to acquire approximately 91% of The OpenNMS Group, Inc. for $5,577 in cash. Contemporaneously with the closing of the Assignment Agreement, OpenNMS issued call options to the Company consisting of, when exercised, cash payment of $278 and issuance of 56,769 shares of the Company's common stock in exchange for the 9% of the shares of OpenNMS common stock held by the remaining shareholders. These call options expired unexercised on September 30, 2020.
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

The sale of the Connected Care Business qualified as a discontinued operation because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the Connected Care Business represented a strategic shift in our operations as the sale enables us to focus on genomic sequencing, clinical decision support, payer engagement, and data analytics.
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

In November of 2019, FDA awarded 510(k) clearance to Omics Core, which is the technical foundation of the DNA component of the GPS Cancer test. In May 2020, MolDx provided a positive coverage determination for Omics Core creating a path for Medicare reimbursement for a portion of the GPS Cancer test.
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

Non-GAAP net loss from continuing operations excludes the effects of (1) loss from equity method investments including impairment losses, (2) stock-based compensation expense, (3) change in fair value of derivatives liability, (4) change in fair value of the Bookings Commitment, (5) noncash interest expense related to convertible notes, (6) intangible amortization, (7) impairment of intangible assets, (8) loss on sale of business, (9) securities litigation costs, and (10) the impacts of certain income tax benefits and provisions from noncash activity.

The following table reconciles Net loss from continuing operations attributable to NantHealth to Net loss from continuing operations attributable to NantHealth - Non-GAAP for the three and nine months ended September 30, 2020 and 2019 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss from continuing operations attributable to NantHealth	$(10,984)	$(16,380)	$(68,179)	$(52,175)
Adjustments to GAAP net loss from continuing operations attributable to NantHealth:
Loss from related party equity method investment	—	1,983	31,702	6,401
Stock-based compensation expense from continuing operations	633	521	1,761	1,797
Change in fair value of derivatives liability	(56)	—	7	—
Change in fair value of Bookings Commitment	(657)	3,159	3,070	4,664
Noncash interest expense related to convertible notes	1,644	1,446	4,779	4,207
Intangible amortization from continuing operations	2,165	2,197	6,184	6,681
Impairment of intangible asset	—	—	—	3,977
Loss on sale of business	—	—	—	582
Securities litigation costs	—	500	(103)	500
Tax provision (benefit) resulting from certain noncash tax items	20	(885)	(16)	(519)
Total adjustments to GAAP net loss from continuing operations attributable to NantHealth	3,749	8,921	47,384	28,290
Net loss from continuing operations attributable to NantHealth - Non-GAAP	$(7,235)	$(7,459)	$(20,795)	$(23,885)

Weighted average shares outstanding	110,929,357	110,619,905	110,859,611	110,261,279

Net loss per share from continuing operations attributable to NantHealth - Non-GAAP	$(0.07)	$(0.07)	$(0.19)	$(0.22)

The following table reconciles Net loss per common share from continuing operations attributable to NantHealth to Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP for the three and nine months ended September 30, 2020 and 2019 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss per common share from continuing operations attributable to NantHealth	$(0.10)	$(0.15)	$(0.62)	$(0.47)
Adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth:
Loss from related party equity method investment	—	0.03	0.28	0.04
Stock-based compensation expense from continuing operations	0.01	—	0.02	0.02
Change in fair value of derivatives liability	—	—	—	—
Change in fair value of Bookings Commitment	(0.01)	0.03	0.03	0.04
Noncash interest expense related to convertible notes	0.01	0.01	0.04	0.04
Intangible amortization from continuing operations	0.02	0.02	0.06	0.06
Impairment of intangible asset	—	—	—	0.04
Loss on sale of business	—	—	—	0.01
Securities litigation costs	—	—	—	—
Tax provision (benefit) resulting from certain noncash tax items	—	(0.01)	—	—
Total adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth	0.03	0.08	0.43	0.25
Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.07)	$(0.07)	$(0.19)	$(0.22)

Components of Our Results of Operations
Revenue
We generate our revenue from the sale of software-as-a-service ("SaaS"), maintenance, and services. Our systems infrastructure and platforms support the delivery of both personalized comprehensive sequencing and molecular analysis, the implementation of value-based care models across the healthcare continuum, and maintenance of reliable network connections. We generate revenue from the following sources:

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

Maintenance - Maintenance revenue includes technical support or maintenance on OpenNMS software during the contract term. Our networking monitoring solutions typically consist of a term-based subscription to the OpenNMS software license and maintenance, which entitle customers to unspecified software updates and upgrades on a when-and-if-available basis. Revenue is recognized over the maintenance or support term.

Professional services - Professional services revenue is generated from consulting services to help customers install, integrate and optimize OpenNMS, sponsored development, and training to assist customers deploy and use OpenNMS solutions. Sponsored development relates to professional services to build customer specific functionality, features, and enhancements into the OpenNMS open source platform. Typically, revenue is recognized over time using direct labor hours as a measure of progress.

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

Software-as-a-service related - SaaS related cost of revenue includes personnel-related costs, amortization of deferred implementation costs, depreciation of internal-use software, and other direct costs associated with the delivery and hosting of our subscription services.

Maintenance - Maintenance cost of revenue includes personnel-related costs, depreciation of internal-use software, and other direct costs associated with the ongoing support or maintenance provided to our customers.

Professional services - Professional services cost of revenue include personnel-related costs and other direct costs associated with consulting, sponsored development, and training provided to our customers.

Sequencing and molecular analysis - Sequencing and molecular analysis cost of revenue includes personnel-related costs associated with fulfillment of these services, including those of our subsidiary, NantHealth Labs, and amounts due to NantOmics under the reseller agreement for the sequencing and molecular analysis of DNA and RNA (and previously proteomic results). It also includes depreciation of internal-use software and lab equipment.

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

We continue to review our other selling, general and administrative investments and expect to drive cost savings through greater efficiencies and synergies across our company. Additionally, we expect to continue to incur additional costs for legal, accounting, insurance, investor relations and other costs associated with operating as a public company, including costs associated with regulations governing public companies as well as increased costs for directors’ and officers’ liability insurance and an enhanced investor relations function. However, we expect our selling, general and administrative expense to decrease as a percentage of revenue over the long term as our revenue increases and we realize economies of scale.

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
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests consists of earnings or losses, net of taxes related to minority ownership of components of our business.

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Software-as-a-service related	$18,355	$18,328	$53,997	$54,421
Maintenance	299	—	299	—
Professional services	62	—	62	—
Total software-related revenue	18,716	18,328	54,358	54,421
Sequencing and molecular analysis	49	276	172	1,581
Home health care services	—	—	—	2,863
Total net revenue	18,765	18,604	54,530	58,865

Cost of Revenue
Software-as-a-service related	5,935	5,638	17,552	17,004
Maintenance	131	121	131	288
Professional services	15	—	15	—
Amortization of developed technologies	1,222	1,143	3,508	3,519
Total software-related cost of revenue	7,303	6,902	21,206	20,811
Sequencing and molecular analysis	216	462	827	4,066
Home health care services	—	—	—	1,471
Total cost of revenue	7,519	7,364	22,033	26,348

Gross Profit	11,246	11,240	32,497	32,517

Operating Expenses
Selling, general and administrative	12,442	13,708	36,864	42,843
Research and development	4,681	3,262	12,446	10,503
Amortization of acquisition-related assets	958	1,054	2,691	3,162
Impairment of intangible asset	—	—	—	3,977
Total operating expenses	18,081	18,024	52,001	60,485

Loss from operations	(6,835)	(6,784)	(19,504)	(27,968)
Interest expense, net	(4,861)	(4,556)	(14,291)	(13,443)
Other income (expense), net	747	(3,586)	(2,550)	(5,022)
Loss from related party equity method investment	—	(1,983)	(31,702)	(6,401)
Loss from continuing operations before income taxes	(10,949)	(16,909)	(68,047)	(52,834)
Provision for (benefit from) income taxes	77	(529)	174	(659)
Net loss from continuing operations	(11,026)	(16,380)	(68,221)	(52,175)
(Loss) income from discontinued operations, net of tax attributable to NantHealth	(16)	3	31,955	1,162
Net loss	(11,042)	(16,377)	(36,266)	(51,013)
Net loss attributable to noncontrolling interests	(42)	—	(42)	—
Net loss attributable to NantHealth	$(11,000)	$(16,377)	$(36,224)	$(51,013)

Basic and diluted net income (loss) per share attributable to NantHealth:
Continuing operations - common stock	$(0.10)	$(0.15)	$(0.62)	$(0.47)
Discontinued operations - common stock	$—	$—	$0.29	$0.01
Total net loss per share - common stock	$(0.10)	$(0.15)	$(0.33)	$(0.46)

Weighted average shares outstanding
Basic and diluted - common stock	110,929,357	110,619,905	110,859,611	110,261,279

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Software-as-a-service related	97.8%	98.5%	99.0%	92.5%
Maintenance	1.6%	—%	0.5%	—%
Professional services	0.3%	—%	0.1%	—%
Total software-related revenue	99.7%	98.5%	99.6%	92.5%
Sequencing and molecular analysis	0.3%	1.5%	0.3%	2.7%
Home health care services	—%	—%	0.1%	4.8%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	31.6%	30.3%	32.2%	28.9%
Maintenance	0.7%	0.7%	0.2%	0.5%
Professional services	—%	—%	—%	—%
Amortization of developed technologies	6.6%	6.1%	6.5%	6.0%
Total software-related cost of revenue	38.9%	37.1%	38.9%	35.4%
Sequencing and molecular analysis	1.2%	2.5%	1.5%	6.9%
Home health care services	—%	—%	—%	2.5%
Total cost of revenue	40.1%	39.6%	40.4%	44.8%

Gross Profit	59.9%	60.4%	59.6%	55.2%

Operating Expenses
Selling, general and administrative	66.3%	73.7%	67.7%	72.7%
Research and development	24.9%	17.5%	22.8%	17.8%
Amortization of acquisition-related assets	5.1%	5.7%	4.9%	5.4%
Impairment of intangible asset	—%	—%	—%	6.8%
Total operating expenses	96.3%	96.9%	95.4%	102.7%

Loss from operations	(36.4)%	(36.5)%	(35.8)%	(47.5)%
Interest expense, net	(25.9)%	(24.5)%	(26.2)%	(22.8)%
Other income (expense), net	4.0%	(19.3)%	(4.7)%	(8.5)%
Loss from related party equity method investment	—%	(10.6)%	(58.1)%	(11.0)%
Loss from continuing operations before income taxes	(58.3)%	(90.9)%	(124.8)%	(89.8)%
Provision for (benefit from) income taxes	0.5%	(2.9)%	0.3%	(1.2)%
Net loss from continuing operations	(58.8)%	(88.0)%	(125.1)%	(88.6)%
(Loss) income from discontinued operations, net of tax attributable to NantHealth	—%	—%	58.6%	1.9%
Net loss	(58.8)%	(88.0)%	(66.5)%	(86.7)%
Net loss attributable to noncontrolling interests	(0.2)%	—%	(0.1)%	—%
Net loss attributable to NantHealth	(58.6)%	(88.0)%	(66.4)%	(86.7)%

Comparison of Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Software-as-a-service related	$18,355	$18,328	$53,997	$54,421	$27	0.1%	$(424)	(0.8)%
Maintenance	299	—	299	—	299	—%	299	—%
Professional services	62	—	62	—	62	100.0%	62	100.0%
Total software-related revenue	18,716	18,328	54,358	54,421	388	2.1%	(63)	(0.1)%
Sequencing and molecular analysis	49	276	172	1,581	(227)	(82.2)%	(1,409)	(89.1)%
Home health care services	—	—	—	2,863	—	—%	(2,863)	(100.0)%
Total net revenue	$18,765	$18,604	$54,530	$58,865	$161	0.9%	$(4,335)	(7.4)%
Comparison of the three-month periods ended September 30, 2020 and 2019
Total revenue increased $0.2 million, or 0.9%, for the three months ended September 30, 2020, compared to the prior year period, due to a $0.4 million increase in software-related revenue offset by a $0.2 million decrease in sequencing and molecular analysis.
Total software-related revenue increased by $0.4 million, or 2.1%, for the three months ended September 30, 2020, compared to the prior year period, related to maintenance and professional services revenue due to the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).

One of our NaviNet customers representing approximately 12.9% of our total revenue for the year ended December 31, 2019, and approximately 14.8% of our total revenue for the nine months ended September 30, 2020, does not plan to renew its contract. While the contract expires in January 2021, the customer has requested that we continue to provide our SaaS services and transition assistance through at least June 30, 2021. Further, we continue to engage in discussions with the customer regarding supplemental services and business opportunities that may extend beyond the service termination date. Customer churn is a natural part of our business and, while there is no guarantee that we will be able to offset the loss of this customer in the short term, we continue to develop new product enhancements and offerings to help drive customer acquisition and expansion opportunities to replace this lost revenue in the long term.
Sequencing and molecular analysis revenue decreased $0.2 million, or 82.2%, for the three months ended September 30, 2020, compared to the prior year period. This decrease reflected lower volume of GPS samples sequenced and recognized as we moved to a cash basis model until full CMS billing can be established.
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
In May 2020, we received notice of molecular diagnostic services coverage for Omics Core, which opens the path for us to receive coverage of advanced diagnostic laboratory testing at our full listing price, which we are currently pursuing, but timing of formal approval is uncertain.

Comparison of the nine-month periods ended September 30, 2020 and 2019
Total revenue decreased $4.3 million, or 7.4%, for the nine months ended September 30, 2020, compared to the prior year period, due to a $2.9 million decrease in home health care services and a $1.4 million decrease in sequencing and molecular analysis.

Total software-related revenue was flat at $54.4 million for the nine months ended September 30, 2020, compared to the prior year period. SaaS revenue decreased by $0.4 million, or 0.8%, driven by a $2.9 million decrease in NaviNet revenue related to lower membership, lower professional services implementation amortization, and promotional activities related to the COVID-19 pandemic in the second quarter of 2020, partially offset by higher revenues of $2.5 million from our Eviti platform solutions due to a combination of new customers and increased covered lives on existing customers. The decrease in SaaS revenue was fully offset by the increase related to maintenance and professional services revenue due to the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).

Sequencing and molecular analysis revenue decreased $1.4 million, or 89.1%, for the nine months ended September 30, 2020, compared to the prior year period. This decrease reflected lower volume of GPS samples sequenced and recognized as we moved to a cash basis model until full CMS billing can be established.

Home health care services decreased $2.9 million, or 100.0%, for the nine months ended September 30, 2020 as compared with the same period in 2019. This decrease was due to the sale of our home health care services business in June 2019.
Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Software-as-a-service related	$5,935	$5,638	$17,552	$17,004	$297	5.3%	$548	3.2%
Maintenance	131	121	131	288	10	8.3%	(157)	(54.5)%
Professional services	15	—	15	—	15	100.0%	15	100.0%
Amortization of developed technologies	1,222	1,143	3,508	3,519	79	6.9%	(11)	(0.3)%
Total software-related cost of revenue	7,303	6,902	21,206	20,811	401	5.8%	395	1.9%
Sequencing and molecular analysis	216	462	827	4,066	(246)	(53.2)%	(3,239)	(79.7)%
Home health care services	—	—	—	1,471	—	—%	(1,471)	(100.0)%
Total cost of revenue	$7,519	$7,364	$22,033	$26,348	$155	2.1%	$(4,315)	(16.4)%
Comparison of the three-month periods ended September 30, 2020 and 2019
Total cost of revenue increased $0.2 million, or 2.1%, for the three months ended September 30, 2020, compared to the prior year period. The increase in cost of revenue was primarily related to higher software-related cost of revenue of $0.4 million, offset by lower sequencing and molecular analysis of $0.2 million.

Total software-related cost of revenue increased from $6.9 million for the three months ended September 30, 2019 to $7.3 million for the three months ended September 30, 2020. The increase was due to higher SaaS related cost of revenue reflecting higher personnel costs due to the timing of project implementations and an increase in amortization of developed technology related to the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).

Sequencing and molecular analysis cost of revenue decreased $0.2 million, or 53.2%. The decrease reflected a $0.1 million reduction in GPS cost of revenue due to a lower volume of GPS test deliveries as a result of lower orders, and a $0.1 million decrease in other direct costs.

Comparison of the nine-month periods ended September 30, 2020 and 2019
Total cost of revenue decreased $4.3 million, or 16.4%, for the nine months ended September 30, 2020, compared to the prior year period. This decrease was related to declines in sequencing and molecular analysis of $3.2 million and home health care services of $1.5 million, offset by an increase in software-related of $0.4 million.

Total software-related cost of revenue increased $0.4 million, or 1.9%, for the nine months ended September 30, 2019 and 2020 primarily due to an increase in SaaS revenue reflecting higher personnel costs due to the timing of project implementation.

Sequencing and molecular analysis cost of revenue decreased $3.2 million, or 79.7%. The decrease reflected a $1.8 million reduction in GPS cost of revenue due to a lower volume of GPS test deliveries as a result of lower orders, a $1.0 million decrease in personnel expenses resulting from reduction of headcount working on GPS products, and a $0.4 million decrease in other direct costs.

Home health care services cost of revenue decreased $1.5 million, or 100.0%, for the nine months ended September 30, 2020 compared to the prior year period. This decrease was due to the sale of our home health care services business in June 2019.
Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Selling, general and administrative	$12,442	$13,708	$36,864	$42,843	$(1,266)	(9.2)%	$(5,979)	(14.0)%
Comparison of the three-month periods ended September 30, 2020 and 2019
Selling, general and administrative expenses decreased $1.3 million, or 9.2%, for the three months ended September 30, 2020 compared to the prior year period. The decrease was attributable to a $1.0 million decline in personnel related costs, $0.5 million decrease in depreciation and amortization related to less fixed asset additions, and a $0.1 million reduction in other costs related to various cost savings measures, offset partially by $0.3 million of expenses related to the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).
Comparison of the nine-month periods ended September 30, 2020 and 2019
Selling, general and administrative expenses decreased $6.0 million, or 14.0%, for the nine months ended September 30, 2020 compared to the prior year period. The decrease was largely attributable to a $1.2 million decrease from the sale of Assisteo in June 2019, a $2.2 million decline in personnel related costs, a $1.5 million decrease in depreciation and amortization related to less fixed asset additions, and a $1.1 million reduction in other costs related to various cost saving measures.
Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Research and development	$4,681	$3,262	$12,446	$10,503	$1,419	43.5%	$1,943	18.5%

Comparison of the three-month periods ended September 30, 2020 and 2019
Research and development expenses increased $1.4 million or 43.5% from $3.3 million for the three months ended September 30, 2019 to $4.7 million for the three months ended September 30, 2020. The increase is mainly driven by higher personnel costs of $1.2 million due to higher headcount to drive product development initiatives and higher costs of $0.2 million related to the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).
Comparison of the nine-month periods ended September 30, 2020 and 2019
Research and development expenses increased $1.9 million, or 18.5%, from $10.5 million for the nine months ended September 30, 2019 to $12.4 million for the nine months ended September 30, 2020. The increase was related to a $2.0 million increase in personnel costs due to higher headcount to drive product development initiatives, a $0.2 million increase related to the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements), offset by a reduction in other costs of $0.3 million related to various cost saving measures.
Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Interest expense, net	$4,861	$4,556	$14,291	$13,443	$305	6.7%	$848	6.3%
Comparison of the three-month periods ended September 30, 2020 and 2019
Interest expense, net increased by $0.3 million, from $4.6 million to $4.9 million for the three months ended September 30, 2020 and 2019, respectively. This was attributed to an increase in interest expense from the amortization of debt discounts on our convertible notes issued in 2016 and an increase in interest expense from our note with NantCapital, due to interest accruals.

See the section entitled "Liquidity and Capital Resources" and Note 11 and Note 19 to the accompanying Consolidated Financial Statements for further discussion of our convertible notes and the note with NantCapital.
Comparison of the nine-month periods ended September 30, 2020 and 2019
Interest expense, net increased by $0.8 million, from $13.4 million to $14.3 million for the nine months ended September 30, 2020 and 2019, respectively. This was attributed to an increase in interest expense from the amortization of debt discounts on our convertible notes issued in 2016 and an increase in interest expense from our note with NantCapital, due to interest accruals.
Other (Expense) Income, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Other income (expense), net	$747	$(3,586)	$(2,550)	$(5,022)	$4,333	(120.8)%	$2,472	(49.2)%

Comparison of the three-month periods ended September 30, 2020 and 2019
Other income (expense), net fluctuated by $4.3 million, from an expense of $3.6 million for the three months ended September 30, 2019 to an income of $0.7 million for the three months ended September 30, 2020. The income during the third quarter of 2020 was mainly driven by a $0.7 million decrease in the fair value of the Bookings Commitment liability, as a result of changes in the cost of debt due to macroeconomic factors.
Comparison of the nine-month periods ended September 30, 2020 and 2019
Other expense, net decreased by $2.5 million, from $5.0 million for the nine months ended September 30, 2019 to $2.6 million for the nine months ended September 30, 2020. The expense during the first nine months of 2020 was mainly driven by a $3.1 million increase in the fair value of the Bookings Commitment liability, as a result of changes in the cost of debt due to macroeconomic factors.
Loss from Related Party Equity Method Investment

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Loss from related party equity method investment	$—	$1,983	$31,702	$6,401	$(1,983)	(100.0)%	$25,301	395.3%

The loss from related party equity method investment is related to our pro rata share of losses from our investment in NantOmics, plus the amortization of the basis difference in the investment, and impairment losses. We report our share of NantOmics' losses and the amortization of basis difference using a one quarter lag.
Comparison of the three-month periods ended September 30, 2020 and 2019
Loss from related party equity method investment for the three months ended September 30, 2019 was related to the our pro rata share of losses from our investment in NantOmics. Our investment in NantOmics was fully impaired at June 30, 2020 (see Note 10 to the accompanying Consolidated Financial Statements).
Comparison of the nine-month periods ended September 30, 2020 and 2019
Loss from equity method investment increased by $25.3 million for the nine months ended September 30, 2020 compared to the prior year period. This increase was primarily due to an other-than-temporary impairment of the full carrying value of our investment in NantOmics of $28.2 million at June 30, 2020 (see Note 10 to the accompanying Consolidated Financial Statements).
Provision for (Benefit from) Income Taxes

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Provision for (benefit from) income taxes	$77	$(529)	$174	$(659)	$606	(114.6)%	$833	(126.4)%

Comparison of the three-month periods ended September 30, 2020 and 2019
We are required to allocate the provision for (benefit from) income taxes between continuing operations and other categories of earnings, such as discontinued operations. For the three months ended September 30, 2020 and 2019, the provision for (benefit from) income taxes from continuing operations were a provision of $0.1 million and a benefit of $0.5 million, respectively, which included income tax expense (benefit) of the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three months ended September 30, 2020 and 2019 in continuing operations were a provision of 0.70% and a benefit of 3.13%, respectively. The effective tax rate for the three months ended September 30, 2020 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.
Comparison of the nine-month periods ended September 30, 2020 and 2019
We are required to allocate the provision for (benefit from) income taxes between continuing operations and other categories of earnings, such as discontinued operations. For the nine months ended September 30, 2020 and 2019, the provision for (benefit from) income taxes from continuing operations were a provision of $0.2 million and a benefit of $0.7 million, respectively, and included income tax expense (benefit) of the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the nine months ended September 30, 2020 and 2019 in continuing operations were a provision of 0.26% and a benefit of 1.25%, respectively. The effective tax rate for the nine months ended September 30, 2020 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.

For the nine months ended September 30, 2020, the provision for income taxes from continuing operations of $0.2 million excluded an income tax benefit of $0.2 million, which was included in income from discontinued operations, net of tax in the accompanying Consolidated Statement of Operations. This income tax benefit is related to the book and tax basis difference in certain intangible assets sold to Masimo (see Note 4 to the accompanying Consolidated Financial Statements).
Income (Loss) from Discontinued Operations, Net of Tax

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30, 2020		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
(Loss) income from discontinued operations, net of tax attributable to NantHealth	$(16)	$3	$31,955	$1,162	$(19)	(633.3)%	$30,793	2,650.0%
Comparison of the nine-month periods ended September 30, 2020 and 2019
For the nine months ended September 30, 2020 and 2019, the income from discontinued operations, net of tax was primarily related to the gain on sale of the Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).
Net Income (Loss) Attributable to Noncontrolling Interests

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30, 2020		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Net loss attributable to noncontrolling interests	(42)	—	(42)	—	$(42)	—%	$(42)	—%
Comparison of the three-month periods ended September 30, 2020 and 2019
For the three months ended September 30, 2020, the net loss attributable to noncontrolling interests was related to OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).
Comparison of the nine-month periods ended September 30, 2020 and 2019
For the nine months ended September 30, 2020, the net loss attributable to noncontrolling interests was related to OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2020, we had cash and cash equivalents of $25.9 million, compared to $5.2 million as of December 31, 2019, of which $0.2 million at both periods, related to foreign subsidiaries. We believe that our existing cash, cash equivalents, and our ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the financial statements. We continue to have our Chairman and CEO’s intent and ability to support our operations with additional funds as required. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital have been the private placement of membership interests prior to the IPO, debt financing agreements, including the NantCapital Note and Convertible Notes, our IPO, and proceeds from the sale of components of our business.
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
NantCapital Notes
In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of September 30, 2020, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note to June 15, 2022 and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval, and the NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On August 8, 2018, we executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. The note bears interest at a per annum rate of 9.75% and is compounded annually, interest payments on outstanding amounts are due on June 15th and December 15th of each calendar year. No advances have currently been made under the note. The note allows us to request advances, up to a maximum commitment of $100.0 million. Advances can be requested of up to $10.0 million per calendar quarter until March 31, 2019 and following that, up to $20.0 million per calendar quarter until December 31, 2020, after which no further advances can be requested. The promissory note is subordinated to the Convertible Notes. The promissory note includes customary negative covenants and a Performance to Plan - Adjusted EBITDA covenant, that stipulates, in order for us to draw on the promissory note, the profit measure, as defined in the agreement, may not negatively deviate from board approved financial plans by more than 25%. At September 30, 2020, the Company was in compliance with the covenants.
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

Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities	$(15,985)	$(6,448)
Investing activities	36,645	(3,195)
Financing activities	242	676
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,904	$(8,979)
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
In addition, our net loss in the nine months ended September 30, 2020 has been greater than our use of cash for operating activities due to the inclusion of noncash charges.
Cash used in operating activities of $16.0 million during the nine months ended September 30, 2020 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the nine months ended September 30, 2020, our net loss of $36.3 million included significant noncash items largely due to a $31.7 million loss on related party equity method investment, $12.6 million of depreciation and amortization, a $3.1 million increase in the fair value of the Bookings Commitment liability, and $4.8 million related to the amortization of debt discounts and deferred financing offering costs, partially offset by a $32.2 million gain on sale of our Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).
Changes in working capital decreased cash $1.3 million during the nine months ended September 30, 2020. The decrease in cash was primarily attributable to a $17.9 million decrease in accrued and other current liabilities and a $4.9 million decrease in deferred revenues, largely offset by a $14.5 million decrease in prepaid expenses, a $3.9 million decrease in accounts receivable and a $5.4 million increase in related party payables.
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

Investing Activities
Our primary investing activities have consisted of the sale of our Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements) and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure.
We had $36.6 million of net cash provided by investing activities during the nine months ended September 30, 2020, comprised of $46.4 million of net proceeds from the sale of our Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements), offset by $5.5 million net cash paid from the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements) and $4.3 million of investment used for the purchase of property and equipment including internal-use software.

We used $3.2 million of cash in investing activities in the nine months ended September 30, 2019, mainly comprised of $3.5 million of investment primarily in internally developed software.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2020 of $0.2 million was due to proceeds from, net of repayments of, an insurance promissory note and proceeds from exercises of stock options offset by payment to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan and restricted stock units.

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

Contractual Obligations, Commitments and Contingencies
Except for the assignment of the Panama City, Florida operating lease to Masimo in connection with the sale of our Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements) and the assignment of the Ottawa, Canada operating lease from Cambridge in connection with the acquisition of OpenNMS (see Note 19 to the accompanying Consolidation Financial Statements), there have been no material changes during the nine months ended September 30, 2020 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 13 to the accompanying Consolidated Financial Statements for discussion of our lease arrangements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2020, we had $25.9 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Primarily all of our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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
Foreign Currency Risk
We maintain offices and bank accounts in the United Kingdom and Canada. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of September 30, 2020 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Securities and Derivative Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825 ("Deora"). In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Patrick Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the court certified the case as a class action. On October 23, 2019, the parties notified the court that they had reached a settlement in principle to resolve the action on a class wide basis in the amount of $16.5 million, which was included in accrued and other current liabilities on the Consolidated Balance Sheet at December 31, 2019. The court granted preliminary approval of the settlement on January 31, 2020. A hearing for final approval of the settlement was scheduled for June 15, 2020, but on June 5, 2020, the Court decided to take the final approval motion on submission, and on July 17, 2020, the Court directed Plaintiff’s counsel to submit evidence substantiating all costs incurred. The $16.5 million settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by the Company’s insurance carriers, and a portion was funded by the Company. On September 10, 2020, the court entered an order granting final approval of settlement, and the order and settlement are now final.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties agreed to stay the case. At a status conference on October 30, 2020, the court scheduled a status conference for February 4, 2021, to enable the plaintiff to decide whether to voluntarily dismiss, following the finalization of the Deora settlement. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

In April 2018, two putative shareholder derivative actions-captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets (which Petersen subsequently withdrew), and unjust enrichment. In November 2018, the defendants moved to dismiss the amended complaint. A hearing on the defendants’ motion was held on September 25, 2019. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020. Discovery is now proceeding.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. The complaint contains allegations similar to those in Deora but asserts causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The parties agreed to stay the case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery. The stay has been lifted due to the Delaware Court of Chancery's January 14, 2020 decision granting in part and denying in part the motion to dismiss. On October 5, 2020, an amended complaint was filed which brings claims only against Dr. Soon-Shiong for alleged violations of the federal securities laws and breach of fiduciary duty, and drops the prior claims against other current or former executive officers and directors of NantHealth. The deadline for defendants' response to the amended complaint is December 4, 2020.

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

On September 26, 2018, the Company filed its Assented to Motion for Leave to Amend Its Answer. The court granted the Company's motion on October 3, 2018. On October 9, 2018, the Company filed and served its amended answer and jury demand. That jury demand was later withdrawn by stipulation dated September 17, 2020.

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

The court’s January 23, 2020 Decision and Order left the issue of damages on PayPal’s claim for breach of the Sublease Agreement to be determined. The Company asserted, among other things, that PayPal failed to mitigate any damages that PayPal claims the Company owes. PayPal’s claim for unfair and deceptive practices in violation of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and its requests for treble damages and attorneys’ fees on that claim, as well as its requests for interest and costs on the breach of the Sublease Agreement and Chapter 93A claims, also were left to be determined.

A hearing on PayPal’s motion for preliminary injunction was held on January 30, 2020. At the hearing, the court took the motion for preliminary injunction under advisement and scheduled the following: (1) a status conference on September 9, 2020; (2) a final trial conference on January 6, 2021; and (3) a trial start date on January 12, 2021.

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

Starting in late January 2020, PayPal and its attorneys and brokers began producing additional documents that had not been produced during the fact discovery period. These supplemental productions continued through September 2020.

On August 28, 2020, the Company served its motion to sanction PayPal for failing to produce numerous responsive documents until after the fact discovery period expired and after the Superior Court granted partial summary judgment to PayPal. The Company requested that the Court enter an order: (1) requiring PayPal to reimburse the Company for all fees and costs it incurred to investigate and address PayPal’s discovery deficiencies; (2) requiring PayPal, its brokers, and its attorneys to produce witnesses for depositions by the Company with PayPal to bear all of the Company’s fees and costs incurred in preparing for and conducting these depositions; and (3) authorizing the Company to conduct additional third-party depositions at PayPal’s sole expense. On September 17, 2020, PayPal served its opposition and cross-motion for sanctions, seeking its fees and costs incurred in defending against the Company’s motion for sanctions. The Company responded with a reply to PayPal’s opposition and an opposition to PayPal’s cross-motion on October 13, 2020, and the fully briefed motion to sanction PayPal and the cross-motion for sanctions were filed that same day.

On September 25, 2020, the Company and PayPal participated in a mediation. The parties were unable to resolve the litigation during the mediation.

On or about October 20, 2020, the Company and PayPal reached an agreement in principle to settle the litigation for a payment by the Company to PayPal of $1.6 million, subject to the negotiation, execution and delivery of a formal settlement agreement. By letter from the Company’s counsel dated October 23, 2020, the parties requested that the Court hold all pending motions in abeyance, pending receipt of a stipulation of dismissal or further notice from the parties. On October 27, 2020, the Court issued notices canceling both the January 6, 2021 final trial conference and January 12, 2021 trial start date.

On November 4, 2020, the Company and PayPal executed a settlement and release agreement pursuant to which the parties agreed to settle, without any admission of liability, all claims, issues, disputes and differences relating to this litigation in consideration for a payment by the Company of $1.6 million to PayPal (the “Settlement Amount”), which was accrued for as of September 30, 2020. The Settlement Amount is due within 30 days after the execution date, i.e., by December 4, 2020. The mutual releases included in the settlement and release agreement shall be effective upon the Company’s payment of the Settlement Amount. The agreement provides that, immediately after the Company’s payment of the Settlement Amount, the Company’s and PayPal’s counsel will file a stipulation of dismissal with prejudice with the Suffolk Superior Court, without attorneys’ fees or costs, and waiving all rights to appeal.

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
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $62.8 million and $192.2 million during the years ended December 31, 2019 and 2018, respectively, and $36.2 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $983.1 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including (i) GPS Cancer, Omics Core and our clinical studies for our liquid biopsy platform; (ii) expansion of the features and capabilities of our NaviNet and Eviti product lines and (iii) expanding the OpenNMS platform through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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
•our success in driving adoption of our molecular analysis solutions, including GPS Cancer;
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
•costs associated with clinical studies; and
•the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

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
We have been named as a defendant in lawsuits arising out of our initial public offering and later public statements. In March 2017, a number of putative class action securities complaints were filed in U.S. District Court in California, naming as defendants the Company and certain of our executive officers and directors. Certain plaintiffs also named, as defendants, investment banks who were underwriters in our initial public offering but the claims against the underwriters were dropped. The complaints generally allege that defendants made material misstatements and omissions in violation of the federal securities laws. In October 2019, the parties reached an agreement in principle to settle these federal class actions in their entirety for $16.5 million, which was included in accrued and other current liabilities on the Consolidated Balance Sheet at December 31, 2019. The court granted preliminary approval of the settlement on January 31, 2020. A hearing for final approval of the settlement was scheduled for June 15, 2020, but on June 5, 2020, the Court decided to take the final approval motion on submission, and on July 17, 2020, the Court directed Plaintiff’s counsel to submit evidence substantiating all costs incurred. The $16.5 million settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by our insurance carriers, and a portion was funded by us. On September 10, 2020, the Court entered an order granting final approval of the settlement, and the order and the settlement are now final. In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties agreed to stay the case. At a status conference on October 30, 2020, the court scheduled a status conference for February 4, 2021, to enable the plaintiff to decide whether to voluntarily dismiss, following the finalization of the Deora settlement. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, Legal Proceedings.
Risks related to our sequencing and molecular analysis solutions and clinical studies
We may not be able to generate sufficient revenue from our sequencing and molecular analysis solutions, including GPS Cancer, or our relationships with sequencing and molecular analysis customers, to achieve and maintain profitability.
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payers and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 0.3%, 2.2% and 4.2% of our total net revenue for the nine months ended September 30, 2020, and the years ended December 31, 2019 and 2018, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer and other diseases into our molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.

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
We may experience additional delays in our clinical studies. We do not know whether future clinical studies, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical studies can be delayed, suspended or terminated by us, regulatory authorities, clinical trial investigators, and ethics committees for a variety of reasons, including failure to:
•generate sufficient preclinical or other data to support the initiation or continuation of clinical studies;
•obtain regulatory authorization, or feedback on clinical study design, to commence a clinical study;
•identify, recruit and train suitable clinical investigators;
•reach agreement on acceptable terms with prospective Contract Research Organizations, or CROs, and clinical study sites;
•obtain and maintain institutional review board, or IRB, approval at each clinical study site (where required);
•identify, recruit and enroll suitable patients to participate in a clinical study;
•have a sufficient number of patients complete a clinical study or return for post-treatment follow-up;
•ensure clinical investigators observe clinical study protocol or continue to participate in a clinical study;
•address any patient safety concerns that arise during the course of a clinical study;
•address any conflicts with new or existing laws or regulations;
•add a sufficient number of clinical study sites;
•timely manufacture sufficient quantities of product candidate for use in clinical trials; or
•raise sufficient capital to fund a clinical study.
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
During the year ended December 31, 2019, we derived 16.7% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 13.8% and 12.9% of our revenue through two of NaviNet's major customers. During the nine months ended September 30, 2020, we derived 17.6% of our revenue through this reseller and another 15.5%, 14.8%, and 10.9% of our revenue through three of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause on or after June 30, 2022 if 12 months’ prior written notice is provided, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. The contracts with our three larger NaviNet customers expire near the end of Q4 2020, unless those costumers renew or request our continued provision of services on a transition basis. One of those NaviNet customers has elected not to renew its agreement and, if any of these agreements do not renew or our reseller is unsuccessful in reselling our solutions, our revenue could be greatly reduced, which would materially and adversely affect our business.
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
•a client’s desire and ability to develop their own internal solution;
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
Although our product offerings target the new and emerging market for evidence-based personalized healthcare technology solutions, we compete against a variety of large software vendors and smaller specialized companies, open source initiatives and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•Payer-provider collaboration vendors such as Availity, LLC, Change Healthcare, Inc., Healthx, Inc. and HealthTrio, LLC; and
•Healthcare information technology decision support vendors such as The Advisory Board Company, Castlight Health, Inc., eviCore healthcare, HealthCatalyst, Inc., International Business Machines Corporation (IBM), Inovalon Holdings, Inc., NCH Management Systems, Inc. (dba New Century Health), Oncology Analytics, Inc., and Truven Health Analytics (acquired by IBM).

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
•we or any collaborative partner will not be required to submit additional information, including extensive clinical data;
•we or any collaborative partner will not be required to submit an application for premarket approval, rather than a 510(k) premarket notification submission or a de novo application as described herein;
•government regulations of IVDs or LDTs may change over time, imposing additional regulatory requirements and/or regulatory clearances, approvals or authorizations before we can market or distribute our products or product candidates; or
•other significant difficulties and costs related to obtaining FDA clearance or approval will not be encountered.

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
•obtaining required regulatory authorizations, clearances, or approvals for diagnostic tests;
•complying with applicable federal, state, and local laws and regulations pertaining to testing human samples; and
•hiring qualified personnel experienced in completing highly complex laboratory tests.

We are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including but not limited to communications with patients and providers such as providing interpretations of the molecular analysis reports and resolving any disputes, ensuring customer satisfaction, billing and collections and patient and physician engagement. At June 30, 2020, December 31, 2018, September 30, 2018, June 30, 2017 and December 31, 2016, we determined that other-than-temporary impairments of $28.2 million, $14.8 million, $80.4 million, $33.9 million and $29.8 million, respectively, in the value of the investment in NantOmics had occurred, predominantly attributed to declines in the value of goodwill. The estimated decline in fair value at June 30, 2020 was predominantly attributed to (i) limited progress by NantOmics in completing revenue generating transactions for paid molecular analysis services for the research and pharmaceutical industries; (ii) limited progress in completing licensing transactions for proprietary molecular analysis technologies and/or intellectual property of NantOmics; and (iii) our decision to shift future laboratory operations in-house related to the GPS Cancer and Omics Core products to better control the supply chain and CMS reimbursement process, which we expect to result in reduced fees to NantOmics. The estimated decline in fair value at December 31, 2018 was primarily due to altered pricing assumptions for the reseller agreement between the Company and NantOmics. The estimated declines in fair value at September 30, 2018, June 30, 2017 and December 31, 2016 were primarily caused by changes in projected GPS Cancer revenue, due to delays in the Company's GPS Cancer revenue growth and changes in the risk profile of our financial projections for NantOmics. If NantOmics is unable to successfully handle its aspects of our sequencing and molecular analysis solutions or we are unable to successfully handle our aspects of delivering our sequencing and molecular analysis solutions, our business will be adversely affected.
If we are unable to renew our agreement with NantOmics or locate a suitable replacement upon expiration of such agreement at comparable prices, our business would be materially and adversely affected.
Our second amended and restated exclusive reseller agreement with NantOmics, as amended, or the Reseller Agreement, expires on December 31, 2020, subject to three potential three-year renewal options if we complete specified projected GPS Cancer test thresholds. Although NantOmics generally does not have the right to terminate prior to that date, we may be unable to renew the Reseller Agreement or execute a new arrangement at comparable favorable prices to provide us with molecular profiling tests. In addition, we may not be able to achieve our projected renewal thresholds. Furthermore, NantOmics currently has what we believe is the most comprehensive and clinically validated CAP- and CLIA-certified whole genome/exome and RNA laboratory. If we were unable to fulfill our delivery requirements for our sequencing and molecular analysis solutions to our clients, our business would be materially and adversely affected.

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of September 30, 2020, the total value of our goodwill and intangible assets, net of accumulated amortization was $148.5 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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
•the impact of public health epidemics on our employees and suppliers as well as the global economy such as the coronavirus currently impacting China; and
•political and economic instability, political unrest and terrorism.

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

We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of September 30, 2020, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) thirteen (13) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) twenty (20) pending U.S. utility patent applications; (iii) eleven (11) issued patents outside the United States; and (iv) four (4) patent applications pending in jurisdictions outside the United States. Five (5) of these assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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
As of November 6, 2020, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 59% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 85% of the outstanding equity and approximately 99% of the outstanding voting equity as of September 30, 2020. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 59% of the voting power of our common stock as of November 6, 2020.
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
•commencement of, or our involvement in, litigation, including claims by our equity holders pertaining to our conversion from a Delaware limited liability company into a Delaware corporation or the pending class action litigation;
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 59% of the voting power of our common stock, as of November 6, 2020), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

NantHealth, Inc.

(Registrant)

Date:	November 6, 2020	By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 6, 2020	By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)