Form 10-K
period 2020-12-31
NantHealth, Inc.
filed 2021-02-26
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

    ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(310) 883-1300
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NH	The NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2020, based on a closing price $4.58 per share of common stock on the NASDAQ Global Select Market on June 30, 2020, was approximately $183.5 million.
The number of shares of Registrant’s common stock, $0.0001 par value per share, outstanding as of February 26, 2021 was 111,318,633.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2021 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2020.

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
•our ability to generate revenue from sales of products enabled by our molecular analysis platforms to physicians in clinical settings;
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
•our ability to attract new partners and clients and our ability to retain or renew contracts with partners and clients;
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

NantHealth, Inc.
Form 10-K
For the year ended December 31, 2020

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as GPS Cancer, Omics Core, NaviNet, Eviti, NaviNet Open, Eviti | Connect, OpenNMS, Quadris and other marks relating to our product lines are used in this Annual Report on Form 10-K. Solely for convenience, the trademarks and service marks referred to in this Annual Report on Form 10-K are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

NantHealth’s product portfolio comprises the latest technology in payer/provider collaboration platforms for real-time coverage decision support (Eviti and NaviNet), molecular analysis services (GPS Cancer and Omics Core), and data solutions that include multi-data analysis, reporting and professional services offerings (Quadris). In addition, The OpenNMS Group, Inc. ("OpenNMS"), a NantHealth subsidiary, helps businesses monitor and manage network health and performance. Altogether, we generally derive revenue from SaaS subscription fees, support services, professional services, molecular analysis services, and revenue sharing through collaborations with complementary businesses.

We believe we are uniquely positioned to benefit from multiple significant market opportunities as healthcare providers and payers look for solutions to manage their data, transition from fee-for-service to value-based reimbursement models, and accelerate their pursuit of evidence-based clinical practice. We also believe that our core business lines enable opportunities to create data analytics services and assets which further drive value and efficiency for our customers. We are investing to further integrate big data and automated intelligence technologies within our core business lines and to create new product and service offerings.

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

On July 22, 2020, NantHealth entered into an assignment agreement with Cambridge Equities, L.P. ("Cambridge") to acquire approximately 91% of OpenNMS. The acquisition of OpenNMS, an enterprise-grade open-source network monitoring company, expands and diversifies NantHealth’s software portfolio and service offerings, adding AI technologies, and enhancing cloud and SaaS capabilities. We believe OpenNMS will provide NantHealth customers with a new set of services to maintain reliable network connections for critical data flows that enable patient data collaboration and decision making at the point of care. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

We Are Uniquely Positioned to Address Transformative Shifts across the Healthcare Continuum

The shift to digital transformation. The proliferation of data is well-known across all industries, and this is particularly true in healthcare. Every medical device, network and platform is creating and consuming data at a staggering rate. We believe this presents both a challenge and an opportunity. The abundance of data makes it overwhelming to manage, and an even greater challenge is to extract business value embedded in data. Turning data into something businesses can use to their advantage can be a complex, manual task, and the time, effort and energy required can zero out the benefits. If businesses are unable to extract meaning, then data continues to accumulate, becoming a hinderance to business efficiency and effectiveness. It is precisely because it is challenging to make data actionable, that it becomes an opportunity for businesses to build competitive advantage.

We believe we possess six key capabilities needed to help our customers unlock the value that resides in their data. NantHealth has the ability to: 1) move data efficiently, 2) interpret it accurately, 3) visualize it intuitively while keeping the data 4) safe, 5) secure and 6) scalable. That is what we do at NantHealth. We provide enterprise solutions that help businesses transform complex data into actionable insights. These capabilities are delivered through a comprehensive suite of products and services unique to NantHealth. In addition to the acquisition of OpenNMS, which added network monitoring to our solutions catalog, we are expanding our data science capabilities and AI competencies to drive further innovation across our existing product lines and to explore new product and service offerings in the data analytics field.

The shift to value-based care and precision medicine. The efficiency and effectiveness of the current healthcare system is often hindered by the complex, dynamic interplay of three uncoordinated and segregated domains: the knowledge domain, the care delivery domain, and the payer domain. The disparate nature of these domains, and their often-inconsistent incentives and conflicting priorities, can inhibit interoperability and coordination. We believe two simultaneous, transformative shifts are highlighting these critical deficiencies of the current healthcare environment:

1.A rapid evolution from traditional fee-for-service to patient-centered and patient-empowered, value-based models driven by quantifiable measures of outcomes relative to cost. Unsustainable escalating healthcare costs, which we believe are due to broken fee-for-service models, are driving many stakeholders and governments toward alternative delivery models. Despite significant investments in Electronic Health Records ("EHRs") and other technologies designed to enable the transition to more value-based care, we believe that, in a fee-for-service model, the economic incentives generally discourage coordination among healthcare stakeholders and encourage volume-driven (rather than outcomes-driven) decision-making. This model results in healthcare and financial data that remains largely segregated into “walled gardens.” Thus, patient data often remains static and cannot be easily shared or interpreted due to siloed legacy proprietary platforms that lack interoperability.

2.A shift to molecularly precise medicine, with both massive volumes and rapidly expanding repositories of complex data from traditional and novel sources. Advances in molecular medicine require healthcare providers to promptly aggregate, evaluate and synthesize hundreds to thousands of relevant facts in real time to arrive at a single patient decision. Molecular profiling often generates hundreds of gigabytes of data per patient, which must then be transported, stored, analyzed and interpreted with supercomputing and/or high-performance computing environments. We believe the rapid pace of medical advancements and the massive amount of molecular data being generated is overwhelming many providers’ ability to process that information at the point of care, thereby inhibiting the growth of individualized medicine.

We believe these shifts, and the associated challenges, require advanced technology systems and data expertise that our customers cannot quickly and easily develop on their own. Our unique portfolio of technology solutions allow us to collect, interpret and deliver data insights that help our customers improve their businesses, provide decision support with a comprehensive knowledge base of evidence-based treatment options, and help both payers and providers effectively transition to value-based care. Given the magnitude of these shifts and the difficulty involved in addressing the associated challenges, we believe our solution platforms serve to position NantHealth at the forefront of multiple growing market opportunities. We have invested significant capital, software development, data, healthcare and biotechnology expertise over a decade to develop, acquire and integrate the components that we believe address many of the challenges faced by stakeholders across the continuum of care.
Our Strategy
Our goal is to become the leading provider of solutions that enable enterprises to leverage actionable data insights. In the healthcare space, we seek to facilitate payer and provider collaboration, and to leverage clinical data and knowledge towards delivering improved patient outcomes and more effective treatment decisions for critical illnesses. To accomplish this goal, we plan to deploy NantHealth solutions designed to address and accelerate the transformational shifts occurring in healthcare (empowering the extraction of value from the growing abundance of data; rapid evolution from traditional fee-for-service to value-based models; and, the shift to molecularly precise medicine), while also expanding our network monitoring solution capabilities to support the underlying infrastructure necessary to enable transformational shifts in healthcare and other industries. The key elements of our strategy include:

•Leveraging NantHealth's key capabilities delivered through a comprehensive suite of solutions to unlock value from data. NantHealth’s solution capabilities include:

•SaaS-based platforms: our enterprise-grade platforms are designed for automation, security, ease-of-use and scalability;
•Evidence-based support: our robust database and analysis of FDA-approved treatment options improves decision support while reducing waste;
•Real-world enabled insights: our solutions can provide real-world evidence that demonstrates effectiveness, safety and value;
•Network performance: our OpenNMS services provide a highly scalable, reliable, and extensible platform for network monitoring; and
•Interoperability: we connect and normalize data for real-time collaboration and information exchange.

•Increasing sales of NantHealth solutions to healthcare payers, providers, and self-insured employers. We are marketing NantHealth solutions to healthcare payers and providers transitioning from fee-for-service reimbursement models to value-based care models in pursuit of improved patient outcomes and lower costs. We believe we are positioning NantHealth as a next-generation payer intermediary and partner with healthcare payers and self-insured employers as they roll out value-based model partnerships and transition to value-based precision care.

•Growing the market for open source-based network monitoring services. We are working to grow the on-premise install base for the OpenNMS network monitoring platform and expand sales of OpenNMS maintenance, support and professional service offerings. We are also expanding the OpenNMS service suite to include SaaS based monitoring services and easier to manage “no-touch” remote appliance services.

•Developing new features and functionality for NantHealth solutions. We are continuing to make significant R&D investments to create new features and functionality within NantHealth’s solutions. For example, we are exploring the expansion of our Eviti decision support product line to cover additional diseases and chronic conditions and are furthering the integration of artificial intelligence/machine learning (AI/ML)-based analytics into our network monitoring solutions to provide insights into alarm/event correlation, anomaly detection, and root cause analysis (RCA). We are also continuing the development of data analytics capabilities and assets so that we can expand the products and services offered to our healthcare clients and partners.

•Complementing internal growth with strategic acquisitions. We believe opportunities exist for us to enhance our competitive position by acquiring additional companies with complementary products and technologies and/or acquiring rights to proprietary products or technologies from third parties.

•Exploring industry partnerships for companion diagnostics, while continuing to pursue enhanced reimbursement for our molecular analysis services. We have pursued FDA 510(k) authorization and Medicare coverage for the core elements of our GPS Cancer laboratory developed test offering. In the fourth quarter of 2019, we received FDA 510(k) authorization for “Omics Core”, the nation’s first FDA authorized whole exome tumor-normal in vitro diagnostic (IVD) that measures overall tumor mutational burden (TMB) in cancer tissue, completing a key step towards achieving Medicare coverage. In May 2020, we received notice from Molecular Diagnostic Services (MolDx) of a limited coverage determination for Omics Core. Going forward, we intend to explore opportunities to commercialize our test capabilities with pharmaceutical partners through companion diagnostics and to improve overall reimbursement coverage.
Our Industry
Today, the explosion in the quantity, frequency and complexity of data and the ability to measure data in terms of outcomes relative to cost, demands to mature, specialized software platforms, and expertise to address transformative shifts and challenges.
Every device, network and platform is creating and consuming data at a staggering rate, making it overwhelming to manage, and extract business value embedded in the data.

Nearly 100% of C-level executives surveyed by PricewaterhouseCoopers said they see data on customers and clients as “critical or important” to getting an edge on competitors in the years ahead. Businesses must learn how to uncover actionable insights hidden in their data, or risk being left behind. But turning bits and bytes of data into something businesses can use to their advantage can be a complex, manual task that involves the ability to:

•Connect systems
•Normalize data
•Interpret outputs
•Make it actionable

Developing the capabilities needed for businesses to undertake the challenge of managing, analyzing, and interpreting data is difficult. Those able to tap the insights hidden within their data and make it actionable for their employees and stakeholders will unearth a new source of value and differentiation.

In the U.S. healthcare industry, a rapid evolution from traditional fee-for-service to patient-centered and patient-empowered, value-based models driven by quantifiable measures of outcomes relative to cost.

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

Challenges associated with the adoption of value-based models

The healthcare continuum can be viewed as an aggregation of three distinct domains:

•The knowledge domain, including academic centers, scientific institutions and companies that discover and commercialize medical and scientific knowledge;
•The care delivery domain, including hospitals, community practices, physicians and other constituents that deliver healthcare to patients; and
•The payer domain, including insurers, governments and self-insured employers that administer and provide funding to the healthcare system.

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
A shift to molecularly precise medicine, with both massive volumes and rapidly expanding categories of complex data from traditional and novel sources.
The collection and interpretation of molecular profiles has the potential to dramatically improve quality and outcomes.
Evolution to comprehensive molecular analysis
Advances in genomic sequencing and the associated cost efficiencies have led to the development of targeted therapeutics initiating the transformation from “one size fits all” treatments to personalized, molecularly precise medicine. Oncology is leading the rapid advances in molecular testing and the development of targeted therapeutics based on increasing understanding of the impact of molecular profile on disease progression. Recent publications, including The Cancer Genome Atlas Research Network genomic and molecular characterization studies, support selection of treatment regimens based on the underlying molecular pathways and related genomic alterations in the genetic profile of the tumor compared with the patient’s own germline, as opposed to the anatomical location of the cancer in the patient’s body. Cancer is increasingly understood to be a heterogeneous collection of rare diseases, with hundreds of patient-specific, cancer-promoting mutated proteins, some known and many more unknown, called neoepitopes. Identifying and targeting these mutated proteins is requiring more comprehensive genomic analysis (including tumor-to-germline comparison and RNA expression as confirmation of the presence of variants), which is increasingly becoming embedded in drug approvals. As a result, we believe comprehensive genomic analysis is positioned to become the standard of clinical care, replacing single marker or gene panels in treating cancer patients.

While oncology represents an immediate opportunity for the application of comprehensive genomic analysis, other disease areas are beginning to experience a similar evolution. We believe technologies that enable the capture, aggregation and analysis of massive volumes of genomic data will further bolster the growth of precision medicine and its expansion from cancer to additional disease states. Over time, we believe this will lead to identification of drugs that target specific pathways by using a universal personalized companion diagnostics platform, ultimately resulting in improved clinical outcomes.

Growth in complexity and its promise for value-based models

Advances in data collection and molecular medicine require healthcare providers to promptly aggregate, evaluate and synthesize hundreds to thousands of relevant facts to arrive at a single patient decision. With the pace of medical advancements, the significant amount of data being created every day by patient care, payment and regulatory compliance systems, and the enormous complexity of genomics and expression analysis derived from comprehensive molecular analysis, it is nearly impossible for a practicing physician to interpret and synthesize the deluge of complex information required for patient treatment.

We believe there is a considerable need for collaboration and decision support platforms, along with advanced adaptive machine learning algorithms, to collect, index and analyze rich phenotypic and genomic data at scale to support physician decision-making. Although this complexity creates significant challenges, it also presents opportunities for developers of systems infrastructures, platforms and learning systems that can identify clinically meaningful correlations that can be employed to improve patient outcomes in a cost-effective manner.

Managing massive volumes of data requires specialized infrastructure, and making data meaningful and actionable requires it to be processed by advanced systems operating in scalable and reliable environments.

The network monitoring market is moving away from corporate managed, on premise solutions towards hybrid and cloud solutions with a focus on platform services expansion and artificial intelligence/machine learning (AI/ML)-based analytics to provide intelligent alarm/event management.

Key trends include:
•Expansion of the network edge to include IoT components and the migration of the network core to the cloud requires that network performance monitoring and diagnostics tools provide visibility in hybrid environments, including edge and cloud network monitoring.
•Implementation of cloud native applications and microservices for platform management and orchestration to optimize performance and cost in the cloud.
•Increasing appetite for flexible deployment models include SaaS and on-demand pricing, and use of virtual machines, software appliances, and hardware appliances to enable these deployments.
•Evolution of traditional network monitoring platforms beyond the basic levels of infrastructure monitoring, and incorporating APIs for easy extension of additional services such as Digital Experience Monitoring, flows/flowlogs, and other applications that support business users and understanding of end-user experience.
•Increasing focus on AI/ML advanced analytics to support AIOPs (e.g., for anomaly detection, event correlation and root cause analysis (RCA)).
•Focus on network security and alignment between network operations and security operations.

With our highly scalable, reliable, and extensible platform solution for network monitoring, OpenNMS is well positioned to address these market trends. Our zero touch appliance solution enables remote monitoring of edge components and enables additional hybrid and cloud integrations. Our traffic analysis (flows) and route monitoring solutions provide deep understanding of network performance. Our Architecture for Learning Enabled Correlation (ALEC) AI/ML solution provides valuable insights and visualizations for interpreting complex faults/alerts.

Our Market Opportunity

We believe the increasing focus on managing, analyzing and interpreting the large amounts of generated data, and on value-based reimbursement models and evidence-based, personalized medicine will drive validation and adoption of NantHealth solutions.

•Proliferation of Data: Over 44T gigabytes of data have been amassed by companies as of 2020, with a 581% increase in new data by 2025. Given the challenges and specialized capabilities required to manage, analyze, and derive insights from the vast amounts of data, we believe NantHealth is uniquely positioned to address this market need.
•Cost of Cancer Care: Recent statistics show that 39.5% of Americans will be diagnosed with cancer at some point in their lives, resulting in an estimated cost of $246 billion by 2030. As the cost of cancer care continues to grow, there will be an ongoing need to balance cost efficiency with improved outcomes. Our evidence-based decision support solutions can help providers and payers better manage oncology care for the patients and members they serve.

•Transition to Digital: Reports show that 75% of all medical communications still happen over fax in addition to phone calls, emails and other manual channels. NantHealth’s payer/provider collaboration platforms can significantly improve the efficient, accurate and timely exchange of information.
•Precision Medicine: Comprehensive diagnostics and evidence-based medicine is becoming increasingly important across multiple disease areas and likely assuming greater share of the combined biopharmaceutical and diagnostics markets. Our molecular analysis solutions enable an increased understanding of molecular pathways and the ability to treat diseases at the individual level.

We believe the potential addressable market for NantHealth solutions will continue to grow in relation to the market-share gains of value-based models, the continuing transition to digital only clinical communications and collaboration and the adoption of precision medicine.
NantHealth Solutions
Our NantHealth solutions comprise a highly differentiated, integrated model for the application of data insights and the delivery of healthcare, comprised of our unique data management, analysis and interpretation solutions, network monitoring, software-as-a-service platforms, and molecular profiling solutions, enabling value-based care and evidence-based clinical practice. Our platform and our multi-domain solutions are designed to address some of the most pressing cross-domain challenges across the healthcare continuum. Our solutions are single-domain and cross-domain offerings that can be applied, for example, within a hospital system or for a hospital system and a commercial insurance provider in an Accountable Care Organization, or ACO, crossing multiple domains. We believe our unique systems-based approach positions us as a next-generation intermediary and partner that facilitates payment for value, improved patient outcomes and more efficient communication and collaboration among systems and industry participants.

•Payer Solutions. Our NantHealth payer SaaS solutions, including NaviNet Open and Eviti Connect, establish daily access to the clinical practice and caregiver and leverage the data available on our systems infrastructure to facilitate reduction in overall administrative costs and payment for value. We believe our position between the payer and the provider allows us to align incentives as a next-generation payer intermediary, to help payers ensure consistent evidence-based treatment pathways and to accelerate pre-adjudication and lower administrative overhead for providers. This can ultimately drive quality of care and streamline workflows while improving control over the administrative and operating costs associated with eligibility and benefits, claims processing, referrals, authorizations, information exchange and review utilization. Our multi-payer collaboration solution, NaviNet Open, offers provider end users a uniform set of workflows and services across many or all the payers with whom they routinely collaborate. This multi-payer experience benefits payers and providers alike. Providers can benefit from a uniform experience and toolset across multiple payer relationships, and the payer can benefit from the uniform application of best practices, tools, and options, as well as the reduction in costly errors and phone-based interactions that can stem from a non-uniform end-user experience.

•Provider Solutions. Our provider SaaS solutions, comprised of NaviNet, AllPayer and Eviti Advisor, leverage the data available on our systems infrastructure to enable patient-centered engagement and coordination across care locations. These solutions include clinical and administrative workflows, including eligibility and benefits, claims, referrals and authorizations management solutions.

•Network Management Solutions. Our OpenNMS service offerings provide a reliable, scalable, comprehensive fault, performance, and traffic monitoring solution that easily integrates with core business applications and workflows to monitor and visualize everything in the network. The OpenNMS platform monitors some of the largest networks in the Fortune 500, covering the healthcare, technology, energy, finance, government, education, retail and industrial sectors, many with tens of thousands of networked devices.

•Data Solutions (Quadris). Our data product and service offerings enable clients to leverage real-world data, AI and machine learning to optimize commercial spend, demonstrate ongoing safety and value, improve clinical development, speed drug delivery.

•Molecular Analysis Solutions. Our advanced molecular analysis solutions can enable our clients to improve decision-making and inform personalized treatment strategies. Our GPS Cancer offering is the only comprehensive and commercially available molecular profiling solution that integrates whole genome/exome (comparing both a patient’s normal and tumor tissue), RNA and molecular pathways information into a clinical report that analyzes this data and identifies actionable targets and potential clinical treatment options. Omics Core is the first FDA cleared whole exome sequencing platform for overall tumor mutation burden.

We designed our NantHealth solutions to enable providers, payers, pharma and self-insured employers to overcome challenges encountered across the knowledge, care delivery, and payer domains within the healthcare continuum.
Product Overviews
Eviti Connect and Eviti Advisor

The rapid advancement of molecular and biometric medicine is overwhelming many physicians’ cognitive ability, while uncoordinated, non-evidence-based treatment plans are increasing costs and reducing the quality of care.

Eviti, our decision support platform, provides evidence-based clinical decision support, which is a critical element to ensure optimal treatment regimens. Eviti is a SaaS-based clinical decision support solution that centralizes clinical content, treatment cost data from Medicare reimbursements and treatment toxicity data. The clinical content is curated by our dedicated team of clinicians, including oncologists and nurses, who convert published literature and clinical trials into structured information that can be used for decision support. The Eviti Connect product is sold to health plans and utilizes the platform to offer pre-authorization automation that helps payers and providers navigate the complexities of cancer care, making it easier to identify and validate oncology treatment regimens suited to each patient. The Eviti Advisor product is offered to providers and allows physicians to access the Eviti platform’s comprehensive library of evidence-based treatment standards and protocols to better inform treatment decisions and readily stay abreast of the latest advances in cancer care.

Eviti provides value to our clients through its access to over 8,400 federally-registered clinical trials updated weekly and over 4,500 evidence-based treatment regimens for the treatment of cancer arising from over 40 different anatomical locations. Over the past ten years, Eviti has saved health plan customers several hundred million dollars by directing providers to evidence-based protocols at the point of prescribing. Unique to the care delivery domain, physicians also benefit from improved claim processing by using the Eviti Connect product, which issues a pre-authorization “Eviti code” when the physician chooses an approved evidence-based clinical pathway, thereby validating appropriate treatment and pre-adjudicating the claim. This is an important step in that payers and providers are collaborating on high-value, evidence-based clinical pathways as opposed to non-value-added reimbursements and denials of payments.

Eviti Connect is typically sold to health plans on a per member (or life) per month basis. These health plans sponsor the solution and provide Eviti free of charge to oncologists and their staffs.
The snapshot of our system below illustrates how different cancer treatment options for a patient is presented to compare treatments across a variety of metrics, including expected treatment outcome, plan compliance and costs. By providing the oncologist with this comparison, we believe Eviti drives compliance and a greater number of treatments to be in accordance with evidence-based medicine.

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

Save and Continue

## Clinical Trials

**Please expand this section to view the Clinical Trials that meet the diagnosis you entered.**

**Total Trials Found: 5**

NaviNet
NaviNet is a suite of SaaS-based solutions enabling payers and providers to streamline communication and consolidate information, while gaining access to a richer set of data to improve patient care. The NaviNet solutions include clinical and administrative workflow, eligibility and benefits, claims, and referral management solutions.

NaviNet Open
NaviNet Open is a leading payer-provider collaboration platform, enhancing communication between health plans and providers to increase operating efficiency, lower costs, improve provider satisfaction and enable expansion. As organizations develop more value-based product lines to support the transition to value-based care, provider alignment and actionable data prior to care delivery becomes critical. To enable these capabilities, health plans and providers need a flexible, extensible infrastructure that fosters collaboration and encourages interoperability. NaviNet Open delivers vital administrative and clinical information to providers in real-time, so they can quickly and easily communicate across multiple health plans. As of December 31, 2020, NaviNet Open has 826,000 registered users who performed more than 31 million online interactions per month with over 1,000 health plans.

NaviNet Open solutions include:
•Plan Central: Provides our health plan partners with the ability to deliver a branded custom-content experience to their provider networks, allowing plans to own and manage their communications to users in support of their business. Plan Central is valued by our partners as a single access point for all provider and end-user communications, transactions, and content, delivering ease of use and increased provider satisfaction.

•Eligibility and Benefits: Delivers membership verification, insurance coverage, and payment information, such as copayments, deductibles, and benefit intelligence to provider offices in real-time; information that is highly valued by providers and members alike. Provider offices can verify insurance and benefit coverage at the time of a patient visit or as part of the billing cycle.

•Claims Status Inquiry: Lets provider offices access detailed financial and claim status information in real-time; automating the delivery of claim receipt confirmation, adjudication status, and payment details. This eliminates the need for provider offices to call health plans directly to maintain a healthy revenue cycle and improves provider satisfaction.

•Claims Management: A collection of powerful claim applications that consist of Claim Submission, pre- and post-adjudication Corrections and Adjustments, Claim Attachments, Claim Investigation, Claim Appeals and a multi-payer Claims Log where users manage their claim submissions. Our integrated Claims Management solution simplifies payment efforts by eliminating phone calls, costly paper claims, and other manual processes associated with claims follow-up, correction, and resubmission. Providers now gain access to a powerful set of claim tools, augmenting provider systems with self-service access, or without needing a sophisticated EMR or practice management system at all.

•Referrals: Lets provider offices submit and access referrals in real-time, guiding patients to the best specialist at the most affordable cost. Referrals empowers provider staff with more referral information - such as benefit tiers, preferred providers, and patient payment implications. Administrative staff becomes better equipped to navigate complex sub-networks, while health plans optimize in-network referrals to reduce leakage and lower costs.

•Authorizations: Lets provider offices submit authorizations to health plans and access real-time authorization information, such as status updates and approvals. The authorizations workflow is optimized to make it simple for health plans to configure fields and add additional business logic and links to third party applications. Providers can upload any documents needed for authorization processing, further streaming workflows and lowering costs.

•Document Exchange: Modernizes communication between health plans and providers by transmitting administrative and clinical information in real-time. This application lets health plans and providers share risk adjustment information, quality measurement data, and performance reports, among other data. Providers are notified of care gaps within their existing workflows, making it easy to upload supporting documents. NaviNet Open Document Exchange enables health plans and providers to thrive in a world of value-based care by providing real-time access to critical information at the point of care.

•API Capabilities: A series of secure Application Programming Interfaces (APIs) offer provider and revenue cycle organizations connectivity to payers via the NaviNet Open platform. The APIs enable faster information retrieval and easier payer access through a secure real-time, HIPAA compliant gateway to payers. The workflows include Eligibility & Benefits, Claim Status Inquiry, Authorizations, and Referrals. NaviNet also offers APIs for payers to access the secure and flexible NaviNet Open Document Exchange platform.
NaviNet AllPayer

NaviNet AllPayer provides standard eligibility, benefit, and claim status information to provider offices for over 1,000 commercial and government plans and CMS for Medicare beneficiaries through the NaviNet portal. Building on the rich, multi-payer experience of NaviNet Open, NaviNet AllPayer allows provider offices, and payer COB and Payment Integrity teams, to quickly find the information they need, without having to jump between portals or spend unnecessary time on the phone with health plans.

OpenNMS

OpenNMS is an open-source network monitoring solution for enterprise-grade networks. It empowers businesses to monitor, manage, maintain, and visualize their networks to better understand health and performance for faster remediation. OpenNMS solutions monitor system alerts and events and other key performance indicators in IT infrastructure. Advanced network traffic flows and routing analysis capability ensures critical data flows at scale. OpenNMS customers include some of the largest networks in existence, covering the healthcare, technology, energy, finance, government, education, retail and industrial sectors, many with tens of thousands of networked devices.

OpenNMS solutions are delivered as two different, completely open-source distributions: Horizon and Meridian. Both distributions are built from the same open source code base; however, the release cycle and the support options available vary for each:

•Horizon (Community): Following the “release early, release often” model, OpenNMS Horizon contains all of the newest features developed for the platform. Horizon is freely available to download and contains the newest features that are updated on a rapid release schedule.

•Meridian (Enterprise): OpenNMS Meridian is made available via a subscription service that provides access to an optimized and very stable version of OpenNMS that maximizes the platform’s value and minimizes the effort required to maintain it. Features that have proven to be stable and effective in Horizon are merged into Meridian.

The following are some of the key features that provide scalability and analytics capability into the OpenNMS platform:

•Architecture for Learning Enabled Correlation (ALEC) is our artificial intelligence/machine learning (AI/ML)-based analytics solution that provides insights into alarm/event correlation, anomaly detection, and root cause analysis (RCA).
•Minion is a vertically scalable application that acts as “eyes and ears” for the core OpenNMS application by extending the platform reach into remote and disparate edges of the network.
•Sentinel is a horizontally scalable application that scales the platform capacity by offloading memory and CPU workloads from the core OpenNMS application.
•Application Perspective Monitoring (APM) enables remote polling of network components by using remote minion applications to look at other parts of the network from “the outside in”, enabling improved understanding of availability and latency.

Connected Care (DCX, HBox and VCX)

Our connected care software and hardware solutions, which included the products known as DCX (formerly DeviceConX), VCX (formerly VitalsConX), HBox and Shuttle Cable, enabled the near real-time collection and integration of quantifiable biometric and phenotypic data into EHRs and other clinical systems. On January 13, 2020, we entered into an asset purchase agreement with Masimo Corporation, VCCB Holdings, Inc., and NantWorks, LLC to sell our assets related to our “Connected Care” business, including DCX, VCX, HBox and Shuttle Cable. We completed the sale on February 3, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

GPS Cancer and Omics Core

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

Omics Core is an FDA authorized in-vitro diagnostic built on a custom-targeted whole exome sequencing platform that reports both overall tumor mutation burden in tumor specimens from 19,396 protein-coding genes (whole exome) and somatic alterations (point mutations, small insertions and deletions) in 468 cancer-relevant genes.

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

Molecular profiling identifies genomic alterations with high clinical relevance to each person’s tumor. The alterations are then matched to drugs that might be effective against tumors containing the specific change. By identifying the totality of alterations from whole genome/exome sequencing, homing in on alterations that are associated with protein expression from RNA sequencing, a more accurate and comprehensive molecular profile is assembled that can inform the therapeutic options available to oncology care providers and their patients.

Our GPS Cancer test results includes information on a patient’s pharmacogenomic profile to provide insight on germline alterations implicated in increased toxicity or altered metabolism of anti-cancer drugs. This information is presented in a patient’s GPS Cancer test report.

By enabling informed therapy selection and utilization, GPS Cancer and Omics Core bring various opportunities to impact both cost and quality of care for individuals with cancer, such as:

•Avoiding ineffective therapy usage: By providing molecular insight into sensitivity or resistance to specific drugs, GPS Cancer may help oncologists identify regimens that are unlikely to benefit the patient. This insight may help avoid use of high-cost therapies that are unlikely to help the patient.
•Decreasing treatment cycles through improved therapy selection: Therapies selected based on molecular evidence of likely benefit may require fewer cycles to achieve response.
•Increasing clinical trial participation: For many advanced cancers, standard-of-care drug options are quickly exhausted, and clinical trials represent a source of additional options for patients. GPS Cancer helps identify trials that may be applicable to the patient based on their tumor’s molecular profile.

NantHealth Systems Infrastructure to Enable NantHealth Solutions:

Our unique interoperable systems infrastructure has been built over the last decade to address the knowledge, care delivery and payer domains.

We host our applications and serve all our clients from four redundant data centers in geographically diverse locations. These infrastructure-hosting services also include capabilities such as secure server and application hosting, secure offsite backup, disaster recovery and business continuity solutions. We are expanding our infrastructure using a hybrid-cloud model to leverage the flexibility and scalability available at commercial cloud providers.

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

Our Eviti clinical decision support platform achieved initial full URAC accreditation in Health Utilization Management, or HUM, during September 2010 and subsequently re-accredited every three years – the most recent during August 2019 for another three-year period.

Our NaviNet platform has been accredited under the Health Network Accreditation Program of the Electronic Healthcare Network Accreditation Commission since 2006 and was most recently re-accredited in February 2020 for two years.

Through our affiliate, NantOmics, LLC (“NantOmics”), we have access to a HIPAA-compliant, secure and scalable cloud computing, storage and transport infrastructure capable of processing, storing and transporting petabytes of diverse, protected patient data. Our access to CAP- and CLIA-certified sequencing capability, coupled with supercomputer environments, enables us to deliver comprehensive genomic analysis.

Our Relationship with NantOmics and Allscripts

We have worldwide rights from NantOmics to resell the proprietary GPS Cancer and Omics Core products to institutional clients, including payers, self-insured employers and healthcare providers.NantOmics provides whole genome/exome and RNA sequencing, along with related computational and data management and bioinformatics services. We provide these services as part of our comprehensive molecular analysis offering. Under the agreement, we are responsible for various aspects of delivering our sequencing and molecular analysis solutions, including patient engagement and communications with providers such as providing interpretations of our GPS Cancer reports and resolving any disputes, ensuring customer satisfaction, and managing billing and collections. Our agreement for exclusive rights from NantOmics expired in December 2020, subject to renewal for up to an additional nine years if certain thresholds are met. The terms of the agreement included an annual minimum of $2.0 million in fees for years 2016-2020 paid to NantOmics. On December 31, 2020, we entered into an agreement with NantOmics to automatically renew at the end of December 2020 for a non-exclusive renewal term and to waive the annual minimum of $2.0 million in fees for the 2020 calendar year and without an annual minimum in each year thereafter.

On August 3, 2017, we entered into an asset purchase agreement with Allscripts Healthcare Solutions, Inc. ("Allscripts"), pursuant to which we agreed to sell to Allscripts substantially all of the assets of the Company’s provider/patient engagement solutions business, including our FusionFX solution and components of its NantOS software connectivity solutions. The sale was completed on August 25, 2017.

Concurrent with the sale to Allscripts and as contemplated by the asset purchase agreement, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, we committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement. We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of December 31, 2020, we estimate the total liability to be $33.9 million.

Our Clients

NantHealth solutions and technology platforms are used by key healthcare stakeholders, including healthcare providers, payers, self-insured employers, academic institutions and biotechnology and pharmaceutical companies, and our network monitoring solutions are used by stakeholders in the logistics, telecommunication, and other industries, to automate, understand, and act on data while keeping it secure and scalable. NantHealth solutions, coupled with our engagement methodology, is designed to be tailored to meet the large-scale needs of governmental organizations and private entities while remaining convenient, intuitive and configurable at the user level. We believe that this provides us with a significant advantage over a siloed, single vendor approach, which often requires the removal or replacement of existing information technology infrastructure and applications.

Our total revenue was $73.2 million and $77.4 million in 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, there were four and three customers, respectively, each accounting for more than 10% of our revenue.

Sales and Marketing

Our sales organization is primarily comprised of direct sales executives and pre-sales support teams organized by account type and domain and subject matter expertise. We also leverage strategic reseller arrangements and a channel relationship coverage team.

•Direct sales organization: We leverage domain and subject matter expertise, market credibility, thought leadership, and relationships of our executives, senior management, and product leaders in our sales efforts. Our direct sales organization is by product ownership. These direct coverage teams include both sales professionals searching for new accounts and client engagement sales professionals responsible for developing existing accounts. Furthermore, sales professionals have unique expertise and specialized coverage for health plans, self-insured employers, health systems, and individual providers. Our account management organization is responsible for the continuity of current client relationships and the expansion of those relationships to include additional solutions and services.

We have a pre-sales organization that includes clinical, business and technical customer alignment teams to support our sales organization in addition to executive sponsorship with members of our senior management team.

•Resale and channel partnership: In the United States, we have entered into strategic resale arrangements with major partners, including EHR vendors (including Allscripts), in-hospital medical devices manufacturers and health plans who resell our solutions to their customer base. Internationally, we have entered into resale arrangements with other strategic distributors to accelerate our market adoption. Reseller revenue in 2020 and 2019 was $2.9 million and $4.4 million, respectively.

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

We complement our sales efforts with a marketing organization that plans and execute marketing and communication strategies that are centered on initiatives that drive awareness of our company and solutions. These initiatives include educating the market about our company broadly, as well as solutions-specific campaigns for lead generation. Marketing efforts also include participation in speaking engagements and strategic interfacing with key business and trade media personnel. We employ a broad array of specific events to facilitate these initiatives, including, but not limited to, sponsorship and partnership of key industry conferences such as HIMSS and or AHIP, events and client-focused programs such as key partner user groups.

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
Competition
The competitive landscape is highly fragmented, and to our knowledge, no single competitor currently offers similarly diverse capabilities and solution offerings. As a result, our primary competitors are characterized relative to each of our platforms or solutions:
•Payer-provider collaboration vendors, such as Availity, LLC, Change Healthcare, Inc., Experian Information Solutions, Inc. (including its Experian Health/Passport division), Healthx, Inc. and Health Trio, LLC;
•Payer-Provider Disease Treatment Decision Support vendors, including The Advisory Board Company, Castlight Health, Evolent Health, eviCore Healthcare, HealthCatalyst, Inc., International Business Machines Corporation, or IBM, Inovalon Holdings, Inc., NCH Management Systems, Inc. (dba New Century Health), Oncology Analytics, Inc., and Truven Health Analytics (acquired by IBM).
•Molecular analysis vendors, such as Caris Life Sciences, Inc., Foundation Medicine, Inc., Guardant Health, Inc., Paradigm Diagnostics, Inc., Personal Genome Diagnostics, Inc. and Tempus Labs;
•Network monitoring vendors, including Zabbix, LLC, LogicMonitor, Inc., SolarWinds Worldwide, LLC and Datadog, Inc.

The principal competitive factors in our industry include:
•Breadth and depth of application functionality;
•Ease of use and performance;
•Network strength and level of user adoption;
•Client testimonials and recommendations;
•Breadth of client base;
•Cloud-based delivery model;
•Competitive and understandable pricing;
•Ability to deliver actionable information in a relevant time period;
•Ability to demonstrate customer’s ROI and improvements to clinical outcomes;
•Size and scope of payer clinical policy knowledge;
•Sales and marketing capabilities of vendor;
•Financial stability of vendor;
•Ability to integrate with legacy enterprise infrastructures and third-party applications; and
•Ability to innovate and respond rapidly to client needs and regulatory changes.

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
Research and development expenses were $17.3 million and $13.9 million for the years ended December 31, 2020 and 2019, respectively.

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

We have developed and acquired patents and patent applications and we possess know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. As of December 31, 2020, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) thirteen (13) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) nineteen (19) pending U.S. utility patent applications; (iii) thirteen (13) issued patents in jurisdictions outside the United States; and (iv) seven (7) patent applications pending in jurisdictions outside the United States. Five (5) of these assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained.

Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective non-provisional filing date. The patent term may be adjusted to compensate for delayed patent issuance, when such delays are caused by the patent office or successful appeals against patent office actions. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but often is also 20 years from the earliest effective non-provisional filing date. We estimate that our issued U.S. patents will expire on dates ranging from 2022 to 2036. If patents are issued on our pending U.S. patent applications, the resulting patents are projected to expire on dates ranging from 2026 to 2040. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.
The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of healthcare information technology has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to prevent third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements.

With respect to our intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products and the processes involved in using those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. In particular, the area of patent and other intellectual property rights in healthcare and network monitoring technology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our products and practicing our technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technologies. Furthermore, our competitors may independently develop similar technologies that effectively compete with our technology. For these reasons, third-parties may compete with our products and services. Moreover, because of the extensive time required for development and testing of a potential product or service, it is possible that, before any particular product or service can be commercialized, any related patent may expire or remain in force for only a relatively short period following commercialization, thereby reducing any advantage of the patent.
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
Human Capital and Culture
Our key human capital management objectives are focused on attracting, retaining, and developing the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit, and recognition programs; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; engage employees as brand ambassadors of the Company’s products and services; and evolve and invest in technology, tools, and resources to enable employees at work.
We view our employees and company culture as integral to the successful execution of our vision and mission. As a result, our leadership team prioritizes establishing trusting relationships with our clients, our partners, and each other. We encourage our employees to “rise up” to the challenge and believe that this collective mindset has enabled us to attract and retain some of the best minds in technology, bioscience and healthcare to build and advance our offering. Our core values, which we seek to reflect in our work are:
•Clarity: conveying our mission clearly, coherently and intelligibly, and empowering our stakeholders with information required to make good decisions.
•Empathy: understanding and sharing the feelings of others by putting yourself in another’s place.
•Collaboration: working with others to create solutions.
•Pioneering: exploring and developing original solutions that make a meaningful impact on our community, the market, or society at large.
•Community: creating a feeling of identity and fellowship with others resulting from common values and goals.
•Integrity: always being honest, honorable and accountable with adherence to moral and ethical principles.

As of December 31, 2020, we employed a total of 356 employees in the United States, Canada, and the United Kingdom. Our global workforce is comprised of approximately 99% full-time and 1% part-time employees. Employee engagement and retention are core tenets of our leadership focus and are monitored and measured as gauges of our corporate performance and organizational health.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Government Regulation

The healthcare industry and the practice of medicine are governed by an extensive and complex framework of federal and state laws, which continue to evolve and change over time. The costs and resources necessary to comply with these laws are high. Our profitability depends in part upon our ability, and that of our affiliated providers and independent contractors, to operate in compliance with applicable laws and to maintain all applicable licenses. A review of our operations by courts or regulatory authorities could result in determinations that could adversely affect our operations, or the healthcare laws and regulations could change in a way that restricts our operations. To the extent any of our employees or third-party contractors engages in any misconduct or activity in violation of an applicable law, we may be subject to increased liability under the law or increased government scrutiny. If any such action is instituted against us, and we are not successful in defending ourselves or asserting our rights, such action could have a significant impact on our business, including the imposition of significant fines or other sanctions. Complying with any new legislation and regulations could be time-intensive and expensive, resulting in a material adverse effect on our business.
As a digital health company, our operations are subject to comprehensive United States federal, state and local and international regulation in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses, permits, certifications, or other regulatory authorizations and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that impacts our operations.
In response to the COVID-19 pandemic, state and federal regulatory authorities have temporarily loosened or waived certain regulatory requirements in order to increase the availability of telehealth services for the duration of the COVID-19 public health emergency. For example, many state governors issued executive orders permitting physicians and other health care professionals to practice in their state without any additional licensure or by using a temporary, expedited or abbreviated licensure or registration process so long as they hold a valid license in another state. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond this public health emergency period. A return to the status quo could have a materially negative impact on any commercial agreements we have entered into during 2020 or any time before the termination of the COVID-19 public health emergency. For example, we may be required to change our operations or terminate certain services when the government reinstates certain healthcare regulatory requirements or restrictions that were in place before the COVID-19 public health emergency, including certain restrictions on the reimbursement of telehealth visits to Medicare beneficiaries and state licensure requirements for healthcare professionals who practice medicine across state lines.
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
FDA
The FDA regulates the sale and distribution in interstate commerce of medical devices under the Federal Food, Drug, and Cosmetic Act, or the FDCA, including in vitro diagnostic devices, reagents, and instruments used to perform diagnostic testing. Devices must undergo premarket review by the FDA prior to commercialization unless the device is of a type exempted from such review by statute, regulation, or pursuant to the FDA’s exercise of enforcement discretion. Although historically the FDA has not exercised its authority to actively regulate the development and use of LDTs, which are tests that are designed, manufactured, validated, and used within a single laboratory, more recently, the FDA has issued warning letters to certain genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomics tests raise significant public health concerns. As manufacturers develop more complex genetic tests, it is likely that the FDA will more actively regulate LDTs in the future, which will impose greater burdens on laboratories to obtain the necessary premarket notification or approval from the FDA as well as comply with applicable post-market regulatory obligations. Such requirements will likely delay market entry and will require more resources and time commitment from clinical laboratories in the in vitro diagnostic space.
In October 2014, the FDA issued draft guidance documents stating that the FDA intends to change its policy and describing an approach to regulating LDTs using a risk-based, phased-in approach. In November 2016, the FDA stated that it had decided to delay finalizing its draft guidance on regulating LDTs, and it would be seeking input from the new presidential administration and Congress on the subject. Based on the request of stakeholders and the significant amount of feedback to the 2014 Draft Guidance, in January 2017, the FDA issued a Discussion Paper on LDTs in which it announced that it would not issue a final guidance on the oversight of LDTs and provided a prospective oversight framework that focuses on new and significantly modified high and moderate risk LDTs. Subject to certain limitations, the proposed focused oversight appears to exempt a wide range of LDTs from FDA's oversight, which include, but are not limited to, previously marketed LDTs (these “grandfathered” LDTs would still be subject to adverse event reporting), traditional LDTs, and low risk LDTs (also subject to adverse event reporting). In the Discussion Paper, the FDA proposes a risk-based, phased in approach for premarket review of new and significantly modified LDTs and such premarket review would not be duplicative of CMS’s post-market oversight of laboratory operations or clinical utility determinations. The FDA also proposes to leverage existing CMS/CLIA requirements related to quality systems, while focusing its assessment on FDA Quality System requirements not covered by CLIA, and expanding third party premarket review, including coordination with a range of programs, including New York’s Clinical Laboratory Evaluation Program.
Recently, the Department of Health and Human Services, or HHS, announced rescission of guidance and other informal issuances of FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness Act, or the PREP Act. While this action by HHS is expected to reduce the regulatory burden on clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) that develop LDTs, it is unclear how this action as well as future legislation by federal and state governments and FDA will impact the industry, including our business and that of our customers. HHS’ rescission policy may change over time. Congress or the Biden administration could also enact legislation restricting LDTs. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products.
That said, based on the November 2018 FDA Statement and warning letters issued by the FDA in 2019 to certain genomics labs for illegally marketing genetic test that claims to predict patients’ responses to specific medications, the FDA may increase its scrutiny and regulation of certain LDTs. In the meantime, NantHealth has obtained 510(k) clearance from the FDA for its Omics Core assay and the laboratory that performs the molecular diagnostic testing (including the Company’s LDT offering, GPS Cancer) will maintain its CLIA certification.
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
Even if regulatory approval or clearance of a device is granted, the FDA continues to impose limitations on the uses and indications for which the device may be labeled and promoted, and the device remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved by the FDA. Device manufacturers must register their facilities and list their devices with the FDA within 30 days of an establishment beginning an activity or putting a device into commercial distribution. A device manufacturer’s manufacturing processes and those of some of its suppliers are required to comply with the applicable portions of the QSR, which covers quality management, design controls, production and process controls, quality assurance, labeling, packaging, shipping, complaint handling, and adverse event reporting. Device manufacturers must submit to the FDA medical device reports for deaths, serious injuries, and certain malfunctions and report certain field corrections and product recalls or removals. Some manufacturers also may be subject to post-market surveillance regulations. Medical device establishments, including their facility records and manufacturing processes, are subject to periodic unscheduled inspections by the FDA.
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

In addition to the federal privacy regulations, there are several state laws regarding the privacy and security of health information and personal data that are applicable to our operations. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. Massachusetts, for example, has a state law that protects the privacy and security of personal information of Massachusetts residents that is more prescriptive than HIPAA. Many states have also implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results. In some cases, we are prohibited from conducting certain tests without a certification of patient consent by the physician ordering the test. For example, California recently enacted the Genetic Information Privacy Act, California Consumer Privacy Act, or CCPA, and California Privacy Rights Act, or CPRA, which will increase our compliance costs and potential liability with respect to personally identifying and genetic information we may collect about consumers in California. Requirements of these laws and penalties for violations vary widely. We believe that we have taken the steps required of us to comply with health information privacy and security statutes and regulations in all jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy or security, could result in civil and/or criminal penalties and could have a material adverse effect on our business.
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
Federal and State Physician Self-Referral Prohibitions
Under a federal law directed at “self-referral,” commonly known as the “Stark Law,” there are prohibitions, with certain exceptions, on referrals for certain designated health services, including laboratory services, that are covered by the Medicare and Medicaid programs by physicians who personally, or through a family member, have an investment or ownership interest in, or a compensation arrangement with, an entity performing the tests. The prohibition also extends to payment for any testing referred in violation of the Stark Law. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $25,820 per submitted claim, subject to periodic adjustments for inflation, and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the False Claims Act (FCA). The statute also provides for a penalty of up to $172,137 for a circumvention scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law, can be considered a violation of the federal FCA, as described further below, based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition and results of operations. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states have comparable laws that are not limited to Medicare and Medicaid referrals.

Physician Payment Sunshine Act
The Physician Payment Sunshine Act, or the Sunshine Act, which was enacted as part of the Affordable Care Act, requires applicable manufacturers and certain distributors of prescription drugs, devices, biologics or other medical supplies available for coverage by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of HHS: (i) payments or other transfers of value made by that entity, or by a third-party as directed by that entity, to physicians and teaching hospitals or to third parties on behalf of physicians or teaching hospitals; effective January 1, 2022, reporting on payments and transfers of value made in the previous year to covered recipients will be expanded to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives; and (ii) physician ownership (including immediate family ownership) and investment interests in the entity. The statute requires the federal government to make reported information available to the public starting September 2014, which it has. Failure to submit the required information may result in civil monetary penalties of $11,766 per failure up to an aggregate of $176,495 per year. Knowingly failing to submit the required information may result in a civil money penalty of up to $1,176,638. Such failures may result in liability under other federal laws or regulations. Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. Upon commercialization of covered products, we will be subject to the Sunshine Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.
Corporate Practice of Medicine

Numerous states have enacted laws prohibiting business corporations, such as us, from practicing medicine and employing or engaging physicians to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. Many states also have fee splitting laws that prohibit splitting or sharing medical professional fees with other persons or entities who did not perform the medical services unless an exception applies. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. For example, California’s Medical Board has indicated that determining what diagnostic tests are appropriate for a particular condition and taking responsibility for the ultimate overall care of the patient, including providing treatment options available to the patient, would constitute the unlicensed practice of medicine if performed by an unlicensed person. Violation of these corporate practice of medicine laws may result in civil or criminal fines, as well as sanctions imposed against us and/or the physician through licensure proceedings. Typically, such laws are only applicable to entities that conduct business or interact with patients located in that state. Additionally, claims that violate the corporate practice of medicine or other FDA or healthcare laws may increase our liability under the federal False Claims Act and comparable state false claims laws.
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

There have been other health reform measures taken since the enactment of the ACA. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for fiscal year 2013 through fiscal year 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction (known as sequestration) to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, beginning April 1, 2013, which will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Furthermore, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations for the government to recover overpayments to providers from three years to five years.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The healthcare industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of executive orders and legislative actions. The impact of those legislative and regulatory changes on us and potential effect on the participants in the health care system as a whole is currently unknown. But, any changes to the ACA are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Backlog

We have no material backlog of orders.

Geographic and Segment Information

During 2020, substantially all of our long-lived assets were located within the United States, Canada, and the United Kingdom.

Revenue from international markets were approximately 1% and 2% of our consolidated revenue for 2020 and 2019, respectively.

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
Risk Factor Summary
Risks related to our business approach:
•We are an early, commercial-stage company attempting to integrate complex platforms and systems to address a wide range of healthcare issues, and we may not be successful in doing so.
•The success of NantHealth solutions is dependent upon the robustness of the information we and others input into our platforms and systems to achieve maximum network effects, and if we are unable to amass and input the requisite data to achieve these effects, our business will be adversely affected.
•We may be unable to appropriately allocate our financial and human resources across our broad array of product and service offerings.
Risks related to our financial condition and capital requirements:
•We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
•We have a history of significant losses, which we expect to continue, and we may never achieve or sustain profitability in the future.
•We may need to raise additional capital to fund our existing operations, develop our solutions, commercialize new products and expand our operations.

•If we are unable to maintain effective internal controls over financial reporting, our investors may lose confidence in us and the market price of our common stock may be adversely affected. If our internal controls over financial reporting are not effective, we may not be able to accurately report our financial results or prevent fraud.
•We are involved in pending securities litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
Risks related to our sequencing and molecular analysis solutions and clinical studies:
•We may not be able to generate sufficient revenue from our sequencing and molecular analysis solutions, including GPS Cancer, or our relationships with sequencing and molecular analysis customers, to achieve and maintain profitability.
•Sequencing and molecular analysis may have limited utility unless we or third parties are able to successfully establish links between genomic sequencing and expression analysis and disease and treatment pathways.
•Our success will depend on our ability to use rapidly changing genetic data to interpret molecular analysis results accurately and consistently, and our failure to do so would have an adverse effect on our operating results and business.
•Our sequencing and molecular analysis solutions may never achieve significant commercial market acceptance.
•If we cannot compete successfully with our competitors for our sequencing and molecular analysis solutions, we may be unable to increase or sustain our revenue or achieve and sustain profitability.
•The molecular diagnostics industry is subject to rapidly changing technology, which could make sequencing and molecular analysis solutions and other products we may develop or license in the future obsolete.
•If we are not able to establish relationships with, or lose the support of, key thought leaders or payers’ key decision makers, it may be difficult to establish products and solutions as a standard of care for patients with cancer, which may limit our revenue growth and ability to achieve profitability.
•Ethical, legal and social concerns related to the use of genomic information could reduce demand for our sequencing and molecular analysis solutions.
•Clinical studies (including clinical trials) involve a lengthy and expensive process with an uncertain outcome, results of earlier studies and clinical trials may not be predictive of future clinical study results and our clinical studies may fail to adequately demonstrate substantial evidence of safety and efficacy of our product candidates.
Risks related to our system infrastructure and software solutions business:
•The market for our systems infrastructure and software solutions is new and unproven and may not grow.
•The data and information that we provide to our clients, and their constituents, could be inaccurate or incomplete, which could harm both patients and our business, financial condition and results of operations.
•Our use of open source technology could impose limitations on our ability to commercialize our offerings.
•If we are not able to enhance our systems infrastructure or software solutions to achieve market acceptance and keep pace with technological developments, our business will be harmed.
•Our data suppliers might restrict our use of or refuse to license data, which could lead to our inability to provide certain products or services.
•If the validity of an informed consent from a patient enrolled in a clinical trial with one of our clients was challenged, we could be forced to stop using some of our resources, which would hinder the development efforts for our sequencing and molecular analysis solutions.
•Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data which could harm our business.
•Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.
•We bill our clients and recognize revenue over the term of the contract for certain of our products. As a result, near term declines in new or renewed agreements for these products may not be reflected immediately in our operating results and may be difficult to discern.
•A large portion of our revenue is derived from a small group of our clients, and the loss of such clients could adversely affect our business.
•If our existing clients do not continue or renew their agreements with us, renew at lower fee levels or decline to purchase additional applications and services from us, our business and operating results will suffer.
•If any new applications and services we may develop or acquire are not adopted by our customers, or if we fail to continue to innovate and develop or acquire new applications and services that are adopted by customers, then our revenue and operating results will be adversely affected.
•Security breaches, loss of data and other disruptions could compromise sensitive information related to our business and/or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

•We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with clients, adversely affecting our brand and our business.
•If we cannot implement NantHealth solutions and component systems infrastructure and platforms for customers in a timely manner, we may lose customers and our reputation may be harmed.
•We face intense competition in our markets, and we may be unable to compete effectively for new clients.
•The healthcare technology industry in which we operate is subject to rapidly changing technologies and trends, each of which could contribute to making our products obsolete.
•Healthcare industry consolidation could impose pressure on our prices, reduce our potential client base and reduce demand for one or more of our offerings.
•Our offerings may experience quality problems from time to time that can result in decreased sales, decreased operating margins and harm to our reputation.
Risks related to our software and medical device solutions:
•Our solutions may experience design or manufacturing defects from time to time that can result in reduced network effects to NantHealth solutions and component systems infrastructure and platforms which could materially and adversely affect our business.
•Our solutions could give rise to product liability claims and product recall events that could materially and adversely affect our financial condition and results of operations.
•The sale of test services and medical device products in the United States is subject to government regulations and we may not be able to obtain certain necessary clearances or approvals.
•Even if we obtain clearance or approval to sell medical device products or test services that utilize or are comprised of a medical device, we are subject to ongoing requirements and inspections that could lead to the restriction, suspension or revocation of our clearance or approval.
Risks related to our OpenNMS Open Source Business:
•Our OpenNMS business incorporates third-party open source software, which could negatively affect our ability to sell our OpenNMS platform and subject us to possible litigation.
•Because of the characteristics of open source software, there may be fewer technology barriers to entry in the open source market by new competitors and it may be relatively easy for new and existing competitors with greater resources than we have to compete with our OpenNMS open source business.
•We do not control and may be unable to predict the future course of open source technology development, including the ongoing development of open source components used in our OpenNMS platform, which could reduce the market appeal of our OpenNMS platform and damage our reputation.
•If open source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.
•Our use of open source software could prevent us from offering products that include open source software or require us to obtain licenses on unfavorable terms.
•The acquisition of OpenNMS may not be successful and could disrupt our business and harm our financial condition.

Risks related to our relationships with other companies:

•Our ability to achieve profitability for our molecular sequencing and analysis solutions is dependent upon the success of NantOmics.
•If we are unable to renew our agreement with NantOmics or locate a suitable replacement upon expiration of such agreement at comparable prices, our business could be materially and adversely affected.
•We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service which could damage our reputation, harm our ability to attract and maintain clients and decrease our revenue.
•We are heavily dependent on our senior management, particularly Dr. Patrick Soon-Shiong, and a loss of a member of our senior management team in the future could harm our business.
•If we and NantOmics are unable to support demand for our sequencing and molecular analysis solutions, including GPS Cancer, including ensuring that we have adequate capacity to meet increased demand, or we or NantOmics are unable to successfully manage the evolution of its molecular information platform, our business could suffer.

Risks related to our business generally:

•We have in the past and may in the future acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
•If our new components and enhancements to our molecular platform do not achieve sufficient market acceptance, our financial results and competitive position will suffer.
•Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
•If we fail to develop widespread brand awareness, our business may suffer.
•Our marketing efforts depend significantly on our ability to receive positive references from our existing customers.
•If we become subject to product liability or other litigation, we may incur substantial liabilities and may be required to limit commercialization of our current and any future products.
•We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, one or more of which could adversely affect our business.
•Failure to manage our future growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.
•Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•The industry-and market-related estimates we rely upon are based on various assumptions and may prove to be inaccurate.
•We are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition.
•The United Kingdom’s vote to leave the European Union will have uncertain effects and could adversely affect us.
Risks related to intellectual property:
•We may be unable to adequately protect, and we may incur significant costs in enforcing, our intellectual property and other proprietary rights.
•Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products and services.
•We may become involved in lawsuits to protect or enforce our patents or other intellectual property, or the patents of our licensors, which could be expensive, time consuming and ultimately unsuccessful.
•We may not be able to protect our intellectual property rights throughout the world.
•Developments in U.S. patent law could have a negative impact on our business.
•If we fail to comply with our obligation in any of the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
•Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.
•We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
•We rely in part on trademarks to distinguish our products and services from those of other entities. Trademarks may be opposed or cancelled, and we may be involved in lawsuits or other proceedings to protect or enforce our trademarks.
Risks related to reimbursement and government regulation:
•If we fail to comply with applicable health information privacy and security laws and other state and federal privacy and security laws, we may be subject to significant liabilities, reputational harm and other negative consequences, including decreasing the willingness of current and potential customers to work with us.
•We may be, or may become, subject to data protection laws and regulations, and our failure to comply with such laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
•If we, including our employees, suppliers, distributors, independent contractors, and agents acting on our behalf, fail to comply with federal and state healthcare laws and regulations, including those governing submissions of false or fraudulent claims to government healthcare programs and financial relationships with healthcare providers, we may be subject to significant civil and criminal penalties and/or loss of eligibility to participate in government healthcare programs.

•If commercial third-party payers or government payers fail to provide coverage or adequate reimbursement, or if there is a decrease in the amount of reimbursement for our sequencing and molecular analysis solutions, including GPS Cancer, or future products we develop, if any, our revenue and prospects for profitability would be harmed.
•If we fail to comply with the way states and the FDA regulates tests that are developed, manufactured, validated and performed by laboratories like NantOmics, such failure could expose us to litigation or enforcement action by regulators, or result in delay or additional expense in offering our tests and tests that we may develop in the future.
•Healthcare policy changes, including legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition, results of operations and cash flows.
•We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
•We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
•We may be subject to fines, penalties or legal liability, if it is determined that we are practicing medicine without a license through our Eviti or molecular analysis solutions.
•Errors, misconduct, or illegal activity on the part of our clients may result in claims against us.
•Our services present the potential for embezzlement, identity theft or other similar illegal behavior by our employees or subcontractors with respect to third parties.

Risks related to our convertible notes:

•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
•We may pay any interest make-whole payment on our notes by delivering shares of our common stock, which could result in significant dilution to our stockholders.
•The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.
Risks related to our common stock:
•Our Chairman and Chief Executive Officer, and entities affiliated with him, collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.
•Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
•Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
•We can provide no assurances that we will be able to maintain an active, liquid and orderly trading market for our common stock or what the market price of our common stock will be and as a result it may be difficult for you to sell your common stock.
•The trading price of our common stock has been and may continue to be volatile. This volatility may affect the price at which you could sell our common stock, the notes and any common stock you receive upon conversion of your notes.
•Our common stock may be delisted from The Nasdaq Global Select Market if we fail to comply with Nasdaq’s continued listing requirements.
•We may pay any interest make-whole payment by delivering shares of our common stock, which could result in significant dilution to our stockholders and cause our stock price to fall.
•We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will be required to devote substantial time to public company compliance initiatives.
•New legislation that would change U.S. or foreign taxation of international business activities or other tax-reform policies, including the imposition of tax based on gross income, could seriously harm our business.
•Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
•We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
•We are an “emerging growth company,” and a "smaller reporting company" and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.
•Because we are relying on the exemptions from corporate governance requirements as a result of being a “controlled company” within the meaning of the Nasdaq listing standards, you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
•We are not subject to the provisions of Section 203 of the Delaware General Corporation Law, which could negatively affect your investment.
•Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
•Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
•Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Risks related to our business approach
We are an early, commercial-stage company attempting to integrate complex platforms and systems to address a wide range of healthcare issues, and we may not be successful in doing so.
We are an early, commercial-stage company with a business model based upon a novel approach to healthcare. NantHealth solutions are designed to address many of the key challenges healthcare constituents face by enabling them to move, interpret, and visualize complex and highly sensitive information (including sequencing and molecular analysis data), combine diagnostic inputs with phenotypic and cost data, analyze datasets and clinical research, securely deliver data to providers in a clinical setting to aid selection of the appropriate treatments, and demonstrate improved patient outcomes and costs. Integration across our systems infrastructure and platforms may take longer than we expect or may never occur at all.
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

The success of NantHealth solutions is dependent upon the robustness of the information we and others input into our platforms and systems to achieve maximum network effects, and if we are unable to amass and input the requisite data to achieve these effects, our business will be adversely affected.
NantHealth solutions become more valuable as more accurate and clinically relevant information is integrated into them, and our ultimate outputs and recommendations to a patient, provider or payer are therefore highly dependent on the information that is input into our platforms and systems. As a result, we need to consistently and continuously have access to and integrate the most medically relevant and cutting edge clinical data and research studies with patient-specific data (such as DNA and RNA analysis and biometric data). Further, to have access to certain other data points, we rely in part on third parties to develop applications to generate more data to be integrated into NantHealth solutions. These third parties may never develop applications compatible with our software solutions or may develop them at a slower rate than our ability to address shifts in healthcare. In addition, if such third-party solutions are not produced to specification, are produced in accordance with modified specifications, or are defective, they may not be compatible with our systems. In such case, the reliability and performance of our products may be compromised. To the extent we are unable to amass enough data, keep an inflow of current and continuous data or integrate and access the data we currently have to continue to populate NantHealth solutions, the network effects we expect will not be fully realized and our business may be adversely affected.
We may be unable to appropriately allocate our financial and human resources across our broad array of product and service offerings.
We have a broad array of product and service offerings. Our management team is responsible for allocating resources across these products and services and may forego or delay pursuit of opportunities with certain products or services that later prove to have greater commercial potential. In August 2017, we announced a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. In addition, in February 2018, we acquired NantHealth Labs and sold a commercial liquid biopsy test product (marketed as Liquid GPS). In the second quarter of 2019, we ceased commercial sales of the Liquid GPS product. Instead, we are performing a study to measure the clinical utility of the AR-V7 analyte for informing treatment in patients with castration-resistant prostate cancer, while also pursuing other strategically aligned clinical studies that support our liquid biopsy platform. In July 2020, we acquired The OpenNMS Group, Inc., expanding our collective offerings to include networking monitoring solutions. These and other resource allocation decisions may cause us to fail to capitalize on attractive products or services or market opportunities. Our spending on current and future research and development programs and future products or services may not yield commercially viable products or services or may fail to optimize the anticipated network effects of NantHealth solutions. If our management team is unable to appropriately prioritize the allocation of our resources among our broad range of products and services in an efficient manner, our business may be adversely affected.
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
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $56.4 million and $62.8 million during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $1.0 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including (i) GPS Cancer, Omics Core and our clinical studies for our liquid biopsy platform; (ii) expansion of the features and capabilities of our NaviNet and Eviti product lines and (iii) expanding the OpenNMS platform through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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

Moreover, if we identify a material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business and would have a material adverse effect on our business, financial condition and results of operations.
We are involved in pending securities litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
We have been named as a defendant in lawsuits arising out of our initial public offering and later public statements. In March 2017, a number of putative class action securities complaints were filed in the U.S. District Court for the Central District of California, naming as defendants the Company and certain of our executive officers and directors. Certain plaintiffs also named, as defendants, investment banks who were underwriters in our initial public offering but the claims against the underwriters were dropped. The complaints generally allege that defendants made material misstatements and omissions in violation of the federal securities laws. The complaints were consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825 ("Deora"). In October 2019, the parties reached an agreement in principle to settle these federal class actions in their entirety for $16.5 million, which was included in accrued and other current liabilities in the Consolidated Balance Sheet at December 31, 2019. The Court granted preliminary approval of the settlement on January 31, 2020. A hearing for final approval of the settlement was scheduled for June 15, 2020, but on June 5, 2020, the Court decided to take the final approval motion on submission, and on July 17, 2020, the Court directed Plaintiff’s counsel to submit evidence substantiating all costs incurred. The $16.5 million settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by our insurance carriers, and a portion was funded by us. On September 10, 2020, the Court entered an order granting final approval of the settlement, and the order and the settlement are now final. In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties agreed to stay the case. During a status conference for February 4, 2021, the Court scheduled a further status conference for April 7, 2021 and stated that if Plaintiff does not voluntarily dismiss the action, the Court will entertain a motion to dismiss in light of the finalization of the Deora settlement. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, Legal Proceedings.

Risks related to our sequencing and molecular analysis solutions and clinical studies
We may not be able to generate sufficient revenue from our sequencing and molecular analysis solutions, including GPS Cancer, or our relationships with sequencing and molecular analysis customers, to achieve and maintain profitability.
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payers and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 0.3% and 2.2% of our total net revenue for the years ended December 31, 2020 and 2019, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer and other diseases into our molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.

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
During the year ended December 31, 2019, we derived 16.8% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 13.8% and 12.9% of our revenue through two of NaviNet's major customers. During the year ended December 31, 2020, we derived 17.5% of our revenue through this reseller and another 15.5%, 14.9%, and 11.2% of our revenue through three of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause on or after June 30, 2022 if 12 months’ prior written notice is provided, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If the agreements with these major customers do not renew or our reseller is unsuccessful in reselling our solutions, our revenue could be greatly reduced, which would materially and adversely affect our business. The contracts with the three largest NaviNet customers expired near the end of Q4 2020 and two of these customers renewed for additional terms. One of these customers elected not to renew its agreement and has requested our continued provision of services on a transition basis. We continue to engage in discussions with this customer regarding supplemental services and business opportunities that may extend beyond the service termination date. Customer churn is a natural part of our business and, while there is no guarantee that we will be able to offset the loss of this customer in the short term, we continue to develop new product enhancements and offerings to help drive customer acquisition and expansion opportunities to replace this lost revenue in the long term.

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
Although our product offerings target the new and emerging market for evidence-based personalized healthcare technology solutions, we compete against a variety of large software vendors and smaller specialized companies, open source initiatives and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•Payer-provider collaboration vendors, such as Availity, LLC, Change Healthcare, Inc., Experian Information Solutions, Inc. (including its Experian Health/Passport division), Healthx, Inc. and Health Trio, LLC;
•Payer-Provider Disease Treatment Decision Support vendors, including The Advisory Board Company, Castlight Health, Evolent Health, eviCore Healthcare, HealthCatalyst, Inc., International Business Machines Corporation, or IBM, Inovalon Holdings, Inc., NCH Management Systems, Inc. (dba New Century Health), Oncology Analytics, Inc., and Truven Health Analytics (acquired by IBM).
•Molecular analysis vendors, such as Caris Life Sciences, Inc., Foundation Medicine, Inc., Guardant Health, Inc., Paradigm Diagnostics, Inc., Personal Genome Diagnostics, Inc. and Tempus Labs;
•Network monitoring vendors, including Zabbix, LLC, LogicMonitor, Inc., SolarWinds Worldwide, LLC and Datadog, Inc.

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

Material modifications to the intended use or technological characteristics of our devices that we distribute as part of our solutions may require new 510(k) clearances or premarket approvals prior to implementing the modifications, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our devices in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced product in a timely manner, which in turn would harm our future growth. If the FDA disagrees and requires new clearances or approvals for any of these modifications, we may be required to recall and to stop selling or distributing our medical devices as modified, which could harm our operating results and require us to redesign our products. In these circumstances, we may be subject to significant enforcement actions.
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

Risks related to our relationships with other companies
Our ability to achieve profitability for our molecular sequencing and analysis solutions is dependent upon the success of NantOmics.

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
If we are unable to renew our agreement with NantOmics or locate a suitable replacement upon expiration of such agreement at comparable prices, our business could be materially and adversely affected.
Our second amended and restated exclusive reseller agreement with NantOmics, as amended, or the Reseller Agreement, was renewed on a non-exclusive basis and will expire on December 31, 2023. Although NantOmics generally does not have the right to terminate prior to that date, we may be unable to further renew the Reseller Agreement or execute a new arrangement at comparable favorable prices to provide us with molecular profiling tests. Furthermore, NantOmics currently has what we believe is the most comprehensive and clinically validated CAP- and CLIA-certified whole genome/exome and RNA laboratory. If we were unable to fulfill our delivery requirements for our sequencing and molecular analysis solutions to our clients, our business could be materially and adversely affected.

Additionally, through our agreement with NantOmics, we purchase our sequencing and molecular analysis solutions, including GPS Cancer, at a discount to market price. We also receive revenue from our sale of NantOmics’ whole genome/exome sequencing and RNA analysis. If we are reimbursed at an amount equal to or less than a certain threshold, our sequencing and molecular analysis solutions will not be profitable and our business will be materially and adversely affected. Since we expect that pricing pressure from government and third party payers, increasing competition from companies and others offering whole genome/exome sequencing and reductions in the costs of providing whole genome/exome sequencing as technologies mature, will combine to drive the price of whole genome/exome sequencing down, we cannot guarantee that the price we are able to charge for our sequencing and molecular analysis solutions will continue to yield a profit under the terms of the NantOmics reseller agreement.
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of December 31, 2020, the total value of our goodwill and intangible assets, net of accumulated amortization was $146.3 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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
If our new components and enhancements to our molecular platform do not achieve sufficient market acceptance, our financial results and competitive position will suffer.
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

On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, or EU, (commonly referred to as the “Brexit”). The UK held an election in December 2019, resulting in a majority government that is expected to complete its departure from the UE whether or not a formal withdrawal agreement is in place with the European Union. Following the United Kingdom’s departure from the EU on January 31, 2020 under the terms of the Withdrawal Agreement, there will be a “transition period” ending December 31, 2020 during which the United Kingdom will essentially be treated as a Member State of the EU and the regulatory regime will remain the same across the United Kingdom and the EU. Following the end of this transition period, we are subject to additional regulatory requirements under the United Kingdom as well as EU regulatory requirements and those of other foreign jurisdictions where we conduct our business, which will increase our compliance costs and liability. Brexit has also created multiple routes for obtaining marketing authorization in the United Kingdom, Great Britain or Northern Ireland, which may impact our commercialization strategy. Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of Brexit are being negotiated and such uncertainties could impair or limit our ability to transact business in the member EU states. In the long term, the United Kingdom may develop its own legislation that diverges from that in the EU.

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

We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of December 31, 2020, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) thirteen (13) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) nineteen (19) pending U.S. utility patent applications; (iii) thirteen (13) issued patents outside the United States; and (iv) seven (7) patent applications pending in jurisdictions outside the United States. Five (5) of these assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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

The patent application process, also known as patent prosecution, is expensive and time consuming, and we and any current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or any current or future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are therefore reliant on our licensors or licensees. Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Although we are unaware of any material defects that we believe would affect the validity or enforceability of our patents, defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship, and the like, although we are unaware of any such defects that we believe are of material importance. If we or any current or future licensors or licensees, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If any current or future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation or prosecution of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
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

Patents have a limited term. In the United States, the natural expiration of a utility patent is generally 20 years after its earliest effective non-provisional filing date and the natural expiration of a design patent is generally 14 years after its issue date, unless the filing date occurred on or after May 13, 2015, in which case the natural expiration of a design patent is generally 15 years after its issue date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and services, we may be open to competition. Further, if we encounter delays in our development efforts, the period of time during which we could market our products and services under patent protection may be reduced.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, for example, the intellectual property rights of competitors. Our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our products and services. As the healthcare technology industry expands and more patents are issued, the risk increases that our activities related to our products and services may give rise to claims of infringement of the patent rights of others. We cannot assure you that our products and services will not infringe existing or future patents. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We may not be aware of patents that have already issued that a third party, for example, a competitor in our market, might assert are infringed by our products and services. It is also possible that patents of which we are aware, but which we do not believe are relevant to our products and services, could nevertheless be found to be infringed by our product candidates. Nevertheless, we are not aware of any issued patents that we believe could prevent us from marketing our healthcare products and services. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us.

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

Defending ourselves in litigation is very expensive, particularly for a company of our size, and time-consuming. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation, or post-grant proceedings, such as, ex parte review, inter parties review, or post grant review, declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.

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

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which often last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

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
As is the case with other healthcare technology companies, our success is in part dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the healthcare technology industry involves both technological and legal complexity, and therefore, is costly, time consuming, and inherently uncertain. In addition, the United States has recently enacted and has now implemented wide-ranging patent reform legislation. Further, recent United States Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products and services.

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

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO on or after March 16, 2013 before us could therefore be awarded a patent covering an invention of ours even if we were the first to conceive of the invention. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Because patent applications in the United States and many other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either file any patent application related to our products or services or invent any of the inventions claimed in our patents or patent applications.

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

On July 3, 2012, the USPTO issued a memorandum to patent examiners providing interim guidelines for examining process claims for patent eligibility in view of the Supreme Court decision in Prometheus. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory subject matter. Furthermore, a case involving financial software was even more recently decided by the Supreme Court. On June 19, 2014, the Supreme Court issued a decision in Alice Corp. Pty. Ltd. v. CLS Bank Int’l, or Alice, a case involving patent claims directed to methods of exchanging obligations as between parties so as to mitigate settlement risk in financial transactions, computer systems configured to carry out the method, and computer-readable media containing program code for performing the method. In Alice, the Court applied the analytic framework from Prometheus and extended its application to all types of claims. According to that decision, Alice Corp.’s claims failed to incorporate sufficient inventive content above and beyond the mere idea of intermediated transaction to allow the claimed processes to qualify as patent-eligible processes that apply the idea in a particular way to solve a problem. On December 16, 2014, the USPTO issued interim guidelines for examining claims for patent eligibility in view of the Supreme Court decision in Alice. The guidance indicates that claims reciting an abstract idea that do not include significantly more than the idea itself should be rejected as non-statutory subject matter. We cannot assure you that our efforts to seek patent protection for our technology, products, and services will not be negatively impacted by the decision in Alice, rulings in other cases, or changes in guidance or procedures issued by the USPTO. Since then, the USPTO has issued several memoranda on the topic of patent eligible subject matter, including those dated May 4, 2016, May 19, 2016, July 14, 2016, and November 2, 2016.

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

In addition, NantOmics is subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA regulations mandate specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance, and inspections. NantOmics has a current certificate of accreditation under CLIA to conduct our molecular sequencing and analyses through our accreditation by the College of American Pathologists, or CAP. To renew this certificate, NantOmics is subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of NantOmics’ clinical reference laboratory.

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

Furthermore, the current presidential administration and Congress are also expected to attempt substantial changes to the current health care laws and to adjust the executive branch’s approach regarding implementation and enforcement regarding the ACA and other healthcare laws. During this administration, President Trump signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid. In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. But, any changes to the Affordable Care Act are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.
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
As of February 26, 2021, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 59% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 85% of the outstanding equity and approximately 99% of the outstanding voting equity as of December 31, 2020. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 59% of the voting power of our common stock as of February 26, 2021.
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

In addition, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to significant deficiencies or material weaknesses may have been identified. Our independent registered public accounting firm may not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act, depending on whether we choose to rely on certain exemptions set forth in the JOBS Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 59% of the voting power of our common stock, as of February 26, 2021), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Culver City, California and we also have offices in El Segundo, California, where we occupy facilities totaling approximately 8,000 square feet on a month-to-month basis pursuant to a Shared Services Agreement with NantWorks. We use these facilities for administration, sales and marketing, research and development, engineering, client support, and professional services. In addition, we have three U.S. locations across three states and two international locations. Our key facilities include the following:
•United States
◦Boston, Massachusetts
◦Philadelphia, Pennsylvania
◦Phoenix, Arizona

•International
◦Belfast, Northern Ireland
◦Ottawa, Canada

We believe that our facilities are adequate to meet our needs in the near term, and that, if needed, suitable additional space will be available to accommodate any expansion of our operations.
The following table outlines our facilities location, square footage, and use:

City	State	Country	Sq ft	Type	Business Nature/Use
Boston	MA	USA	31,752	Lease	Administrative, sales, client support, R&D, engineering, professional services
Belfast	NI	UK	15,500	Lease	R&D, engineering, administrative
Phoenix	AZ	USA	4,865	Lease	Data center
Philadelphia	PA	USA	14,183	Lease	Administrative, sales, client support, R&D, engineering, professional services
Ottawa	ON	CA	4,202	Lease	Administrative, sales, client support, R&D, engineering, professional services
			70,502
Item 3. Legal Proceedings
We are, from time to time, subject to claims and litigation that arise in the ordinary course of our business. Except as discussed in Note 14 to the accompanying Consolidated Financial Statements, in the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, would not have a material adverse effect on our consolidated financial condition or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 14 to the accompanying Consolidated Financial Statements for a discussion of our legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “NH”.

Holders of Record

As of February 26, 2021, we had approximately 109 holders of record of our common stock. We believe the actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

No cash dividends were declared for our common stock during the fiscal years ended in 2020 and 2019. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer

We did not make any stock repurchases during the twelve months ended December 31, 2020.

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
NantHealth’s product portfolio comprises the latest technology in payer/provider collaboration platforms for real-time coverage decision support (NaviNet and Eviti), molecular analysis services (GPS Cancer and Omics Core), and data solutions that include multi-data analysis, reporting and professional services offerings (Quadris). In addition, The OpenNMS Group, Inc. ("OpenNMS"), a NantHealth subsidiary, helps businesses monitor and manage network health and performance. Altogether, we generally derive revenue from SaaS subscription fees, support services, professional services, molecular analysis services, and revenue sharing through collaborations with complementary businesses.

We market certain of our solutions as a comprehensive integrated solution that includes our clinical decision support, payer engagement solutions, molecular sequencing and analysis services, data analysis and network monitoring and management. We also market our clinical decision support, payer engagement solutions, molecular sequencing and analysis services, data analysis and network monitoring and management on a stand-alone basis. To accelerate our commercial growth and enhance our competitive advantage, we intend to continue to:

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

The acquisition of OpenNMS, an enterprise-grade open-source network management company, expands and diversifies NantHealth’s software portfolio and service offerings, adding AI technologies, and enhancing cloud and SaaS capabilities. We believe OpenNMS will provide NantHealth customers with a new set of services to maintain reliable network connections for critical data flows that enable patient data collaboration and decision making at the point of care.
Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch and expansion of our molecular sequencing and analysis business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of December 31, 2020, our accumulated deficit was approximately $1.0 billion. We expect to continue to incur operating losses over the near term as we expand our commercial operations, invest further in NantHealth solutions, and support adoption of our molecular sequencing and analysis solutions (including GPS Cancer).

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
2020 Acquisition of The OpenNMS Group, Inc.
On July 22, 2020, we entered into an assignment agreement (the “Assignment Agreement”) with Cambridge to acquire approximately 91% of OpenNMS for $5.6 million in cash. Contemporaneously with the closing of the Assignment Agreement, OpenNMS issued call options to the Company consisting of, when exercised, cash payment of $0.3 million and issuance of 56,769 shares of the Company's common stock in exchange for the 9% of the shares of OpenNMS common stock held by the remaining shareholders. These call options expired unexercised on September 30, 2020.
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
2020 Sale of the Connected Care Business
On January 13, 2020, we entered into an asset purchase agreement (the “Purchase Agreement”) with Masimo Corporation (“Masimo”), VCCB Holdings, Inc., a wholly owned subsidiary of Masimo (collectively with Masimo, the “Purchaser”), and, solely with respect to certain provisions of the Purchase Agreement, NantWorks, LLC, an affiliate of ours. Pursuant to the Purchase Agreement, we agreed to sell to the Purchaser certain of our assets related to our “Connected Care” business, including the products known as DCX (formerly DeviceConX), VCX (formerly VitalsConX), HBox and Shuttle Cable (collectively, the “Connected Care Business”). On February 3, 2020, we completed the sale of the Connected Care Business for $47.3 million of cash consideration in exchange for assets primarily related to the Connected Care Business (as defined under the terms of the Purchase Agreement). The cash consideration is subject to adjustment based upon the final amount of working capital as of the closing date.

The sale of the Connected Care Business qualified as a discontinued operation because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the Connected Care Business represented a strategic shift in our operations as the sale enables us to focus on molecular analysis, clinical decision support, payer engagement, and data analytics.

Evolution of GPS Cancer Test Platform
NantHealth and NantOmics (our technology partner for the GPS Cancer test) are continually taking steps to optimize the utility and value of our tests for physicians and their patients. To this end, we have leveraged our deep experience with RNA sequencing, bioinformatics and statistics to expand the clinical utility of the GPS Cancer test, while also streamlining and improving our lab workflow by consolidating to next-generation sequencing as our sole testing platform. A fundamental result of this work is that the key cancer treatment biomarkers previously assessed using our proprietary quantitative proteomics platform are, beginning in April 2018, now assessed solely via RNA sequencing, gene expression and statistical analysis. This change is based on the established clinical and scientific utility of tumor RNA sequencing. The tumor RNA transcriptome reveals gene and somatic variant expression, identifies gene fusions and validates their expression, and determines the relevance of gene copy number alterations. GPS Cancer currently assesses RNA expression of over 19,000 genes in a tumor sample and we have shown significant concordance between our RNA and proteomics expression platforms. We believe this change will result in operational efficiencies, an improved cost structure and more rapid transfer of scientific advancements in expression analysis to our clinical report.

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

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 12 of the Consolidated Financial Statements). We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. The total estimated liability was $33.9 million and $22.7 million as of December 31, 2020 and 2019, respectively.
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

Non-GAAP net loss from continuing operations excludes the effects of (1) loss from equity method investments including impairment losses, (2) stock-based compensation expense, (3) change in fair value of derivatives liability, (4) change in fair value of the Bookings Commitment, (5) noncash interest expense related to convertible notes, (6) intangible amortization, (7) impairment of intangible assets, including internal-use software, (8) loss on sale of business, (9) securities litigation costs, and (10) the impacts of certain income tax benefits and provisions from noncash activity.

The following table reconciles Net loss from continuing operations attributable to NantHealth to Net loss from continuing operations attributable to NantHealth - Non-GAAP for the years ended December 31, 2020 and 2019:

(Dollars in thousands, except per share amounts)	Year Ended December 31,
	2020	2019
Net loss from continuing operations attributable to NantHealth	$(88,319)	$(65,381)
Adjustments to GAAP net loss from continuing operations attributable to NantHealth:
Loss from related party equity method investment	31,702	8,317
Stock-based compensation expense from continuing operations	2,722	2,842
Change in fair value of derivatives liability	4	—
Change in fair value of Bookings Commitment	11,168	5,036
Noncash interest expense related to convertible notes	6,477	5,702
Intangible amortization from continuing operations	8,395	8,878
Impairment of intangible assets, including internal-use software	729	3,977
Loss on sale of business	—	582
Securities litigation costs	(103)	528
Tax provision (benefit) resulting from certain noncash tax items	228	(570)
Total adjustments to GAAP net loss from continuing operations attributable to NantHealth	61,322	35,292
Net loss from continuing operations attributable to NantHealth - Non-GAAP	$(26,997)	$(30,089)

Weighted average basic common shares outstanding	110,954,858	110,351,638

Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.24)	$(0.27)

The following table reconciles Net loss per common share from continuing operations attributable to NantHealth to Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net loss per common share from continuing operations attributable to NantHealth	$(0.80)	$(0.59)
Adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth:
Loss from related party equity method investment	0.29	0.07
Stock-based compensation expense from continuing operations	0.02	0.03
Change in fair value of derivatives liability	—	—
Change in fair value of Bookings Commitment	0.10	0.05
Noncash interest expense related to convertible notes	0.06	0.05
Intangible amortization from continuing operations	0.08	0.08
Impairment of intangible assets, including internal-use software	0.01	0.04
Loss on sale of business	—	0.01
Securities litigation costs	—	—
Tax provision (benefit) resulting from certain noncash tax items	—	(0.01)
Total adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth	0.56	0.32
Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.24)	$(0.27)

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

Software-as-a-service related - SaaS related cost of revenue includes personnel-related costs, amortization of deferred implementation costs, amortization of internal-use software, and other direct costs associated with the delivery and hosting of our subscription services.

Maintenance - Maintenance cost of revenue includes personnel-related costs, amortization of internal-use software, and other direct costs associated with the ongoing support or maintenance provided to our customers.

Professional services - Professional services cost of revenue include personnel-related costs and other direct costs associated with consulting, sponsored development, and training provided to our customers.

Sequencing and molecular analysis - Sequencing and molecular analysis cost of revenue includes personnel-related costs associated with fulfillment of these services, including those of our subsidiary, NantHealth Labs, and amounts due to NantOmics under the reseller agreement for the sequencing and molecular analysis of DNA and RNA (and previously proteomic results). It also includes amortization of internal-use software and depreciation of lab equipment.

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
Operating Expenses
Our operating expenses consist of selling, general and administrative, research and development, amortization of acquisition-related assets, and impairment of intangible assets, including internal-use software.

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

We continue to review our other selling, general and administrative investments and expect to drive cost savings through greater efficiencies and synergies across our company. Additionally, we expect to continue to incur additional costs for legal, accounting, insurance, investor relations and other costs associated with operating as a public company including costs associated with other regulations governing public companies as well as increased costs for directors’ and officers’ liability insurance and an enhanced investor relations function. However, we expect our selling, general and administrative expense to decrease as a percentage of revenue over the long term as our revenue increases and we realize economies of scale.

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
Amortization of acquisition-related assets
Amortization of acquisition-related assets consists of noncash amortization expense related to our non-revenue generating technology as well as amortization expense that we recognize on intangible assets that we acquired through our investments.
Impairment of intangible assets, including internal-use software
Impairment of intangible assets consists of the impairment loss from the NantHealth Labs definite-lived intangible assets and certain internal-use software.
Interest Expense, Net
Interest expense, net primarily consists of interest expense associated with our outstanding borrowings, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering cost, offset by interest income earned on our cash and cash equivalents.

Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency gains (losses), changes in the fair value of the Bookings Commitment, changes in the fair value of our derivative liability, and other non-recurring items.
Loss from Equity Method Investment
Loss from equity method investment consists of our pro rata share of losses of a company that we have an ownership interest in and account for under the equity method of accounting, amortization of basis differences, and other-than-temporary impairments in the value of our investment. We regularly evaluate our investment, which is not carried at fair value, for other-than-temporary-impairment in accordance with U.S. GAAP.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of U.S. federal and state and foreign income taxes. We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. To date, we have no significant U.S. federal, state and foreign cash income taxes because of our current and accumulated net operating losses ("NOLs").
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
Income (Loss) from Discontinued Operations, Net of Tax, Attributable to NantHealth
Income (loss) from discontinued operations, net of tax, attributable to NantHealth consists of earnings or losses related to the disposition of components of our business.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests consists of earnings or losses related to minority ownership of components of our business.

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated:

(Dollars in thousands)	Year Ended December 31,
	2020	2019
Revenue
Software-as-a-service related	$72,198	$72,831
Maintenance	677	—
Professional services	86	—
Total software-related revenue	72,961	72,831
Sequencing and molecular analysis	211	1,733
Home health care services	—	2,863
Total net revenue	73,172	77,427

Cost of Revenue
Software-as-a-service related	23,056	23,100
Maintenance	361	357
Professional services	16	—
Amortization of developed technologies	4,755	4,662
Total software-related cost of revenue	28,188	28,119
Sequencing and molecular analysis	1,038	4,546
Home health care services	—	1,471
Total cost of revenue	29,226	34,136

Gross Profit	43,946	43,291

Operating Expenses
Selling, general and administrative	48,534	55,595
Research and development	17,274	13,934
Amortization of acquisition-related assets	3,676	4,216
Impairment of intangible assets, including internal-use software	729	3,977
Total operating expenses	70,213	77,722
Loss from operations	(26,267)	(34,431)
Interest expense, net	(19,199)	(18,044)
Other expense, net	(10,824)	(5,607)
Loss from related party equity method investment	(31,702)	(8,317)
Loss from continuing operations before income taxes	(87,992)	(66,399)
Provision for (benefit from) income taxes	447	(1,018)
Net loss from continuing operations	(88,439)	(65,381)
Income from discontinued operations, net of tax, attributable to NantHealth	31,993	2,619
Net loss	(56,446)	(62,762)
Net loss attributable to noncontrolling interests	(120)	—
Net loss attributable to NantHealth	$(56,326)	$(62,762)

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Year Ended December 31,
	2020	2019
Revenue
Software-as-a-service related	98.7%	94.1%
Maintenance	0.9%	0.0%
Professional services	0.1%	0.0%
Total software-related revenue	99.7%	94.1%
Sequencing and molecular analysis	0.3%	2.2%
Home health care services	0.0%	3.7%
Total net revenue	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	31.5%	29.8%
Maintenance	0.5%	0.5%
Professional services	0.0%	0.0%
Amortization of developed technologies	6.5%	6.0%
Total software-related cost of revenue	38.5%	36.3%
Sequencing and molecular analysis	1.4%	5.9%
Home health care services	—%	1.9%
Total cost of revenue	39.9%	44.1%

Gross Profit	60.1%	55.9%

Operating Expenses
Selling, general and administrative	66.3%	71.8%
Research and development	23.6%	18.0%
Amortization of acquisition-related assets	5.0%	5.4%
Impairment of intangible assets, including internal-use software	1.1%	5.2%
Total operating expenses	96.0%	100.4%
Loss from operations	(35.9%)	(44.5%)
Interest expense, net	(26.2%)	(23.3%)
Other expense, net	(14.8%)	(7.2%)
Loss from related party equity method investment	(43.4%)	(10.8%)
Loss from continuing operations before income taxes	(120.3%)	(85.8%)
Provision for (benefit from) income taxes	0.6%	(1.4%)
Net loss from continuing operations	(120.9%)	(84.4%)
Income from discontinued operations, net of tax, attributable to NantHealth	43.7%	3.3%
Net loss	(77.2)%	(81.1)%
Net loss attributable to noncontrolling interests	(0.2)%	—%
Net loss attributable to NantHealth	(77.0)%	(81.1)%

Comparison of the years ended December 31, 2020 and 2019
Revenue

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2020	2019	2020 vs. 2019
	Amount	Amount	Amount	Percentage
Software-as-a-service related	$72,198	$72,831	(633)	(0.9)%
Maintenance	677	—	677	—%
Professional services	86	—	86	—%
Total software-related revenues	72,961	72,831	130	0.2%
Sequencing and molecular analysis	211	1,733	(1,522)	(87.8)%
Home health care services	—	2,863	(2,863)	(100.0)%
Total net revenue	$73,172	$77,427	$(4,255)	(5.5)%
Comparison of the years ended December 31, 2020 and 2019
Total revenue decreased $4.3 million, or 5.5%, from $77.4 million for the year ended December 31, 2019 to $73.2 million for the year ended December 31, 2020. Our total decline in revenue was driven primarily by decreases in our home health care services and sequencing and molecular analysis revenue categories.
Total software-related revenue increased by $0.1 million, or 0.2%, for the year ended December 31, 2020, compared to the prior year period. The increase is related to higher maintenance and professional services revenue due to the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements) and was partially offset by a decrease in SaaS revenue of $0.6 million. The decrease in SaaS revenue was driven by a $3.7 million decrease in NaviNet revenue related to lower membership, lower professional services implementation amortization, and promotional activities related to the COVID-19 pandemic in the second quarter of 2020, partially offset by higher revenues of $3.1 million from our Eviti platform solutions due to a combination of new customers and increased covered lives on existing customers.

One of our NaviNet customers representing approximately 14.9% and 12.9% of our total revenue for the years ended December 31, 2020 and 2019, respectively, did not renew its contract. While the contract expired in January 2021, the customer has requested that we continue to provide our SaaS services and transition assistance through at least June 30, 2021. Further, we continue to engage in discussions with the customer regarding supplemental services and business opportunities that may extend beyond the service termination date. Customer churn is a natural part of our business and, while there is no guarantee that we will be able to offset the loss of this customer in the short term, we continue to develop new product enhancements and offerings to help drive customer acquisition and expansion opportunities to replace this lost revenue in the long term.

Sequencing and molecular analysis revenue decreased $1.5 million, or 87.8%, from $1.7 million for the year ended December 31, 2019 to $0.2 million for the year ended December 31, 2020. This decrease reflected lower volume of GPS samples sequenced and recognized as we moved to a cash basis model until full CMS billing can be established.
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
Home health care services revenue decreased $2.9 million, or 100.0%, for the year ended December 31, 2020 as compared to the prior year period. This decrease was due to the sale of our home health care services business in June 2019.
We believe that significant opportunities exist for expanded cross-selling across our products and across our existing customer base, including Eviti, NaviNet, and OpenNMS customer bases. We also believe that our customer base and our product solutions provide unique opportunities to expand the volume of GPS Cancer analysis reporting to our customer base.

Cost of Revenue

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2020	2019	2020 vs. 2019
	Amount	Amount	Amount	Percentage
Software-as-a-service related	$23,056	$23,100	$(44)	(0.2)%
Maintenance	361	357	4	1.1%
Professional services	16	—	16	—%
Amortization of developed technologies	4,755	4,662	93	2.0%
Total software-related cost of revenue	28,188	28,119	69	0.2%
Sequencing and molecular analysis	1,038	4,546	(3,508)	(77.2)%
Home health care services	—	1,471	(1,471)	(100.0)%
Total cost of revenue	$29,226	$34,136	$(4,910)	(14.4)%
Comparison of the years ended December 31, 2020 and 2019
Cost of revenue decreased $4.9 million, or 14.4%, from $34.1 million in the year ended December 31, 2019 to $29.2 million for the year ended December 31, 2020. The decrease is related to declines in the sequencing and molecular analysis and home health care services categories.
Total software-related cost of revenue was essentially flat from $28.1 million in the year ended December 31, 2019 to $28.2 million for the year ended December 31, 2020. SaaS related cost of revenue was flat due to higher personnel costs related to the timing of project implementations fully offset by lower capitalization of labor costs associated with development of internal-use software. Amortization of developed technology increased by $0.1 million related to the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).
Sequencing and molecular analysis cost of revenue decreased $3.5 million, or 77.2%, from $4.5 million in 2019 compared to $1.0 million in 2020. The decrease reflected the reduction in GPS cost of revenue due to a lower volume of GPS test deliveries as a result of lower orders.

Home health care services cost of revenue decreased $1.5 million, or 100.0%, for the year ended December 31, 2020 compared to the prior year period. This decrease was due to the sale of our home health care services business in June 2019.
Selling, General and Administrative

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2020	2019	2020 vs. 2019
	Amount	Amount	Amount	Percentage
Selling, general and administrative	$48,534	$55,595	$(7,061)	(12.7)%
Comparison of the years ended December 31, 2020 and 2019
Selling, general and administrative expenses decreased $7.1 million, or 12.7%, from $55.6 million to $48.5 million for the years ended December 31, 2019 and 2020, respectively. The decrease was attributable to a $2.8 million decline in personnel related costs, a $1.2 million decrease from the sale of Assisteo in June 2019, a $1.5 million decrease in depreciation and amortization related to less fixed asset additions, a $1.5 million decrease in shared services costs, and a $0.1 million reduction in other costs related to various cost saving measures.

Research and Development

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2020	2019	2020 vs. 2019
	Amount	Amount	Amount	Percentage
Research and development	$17,274	$13,934	$3,340	24.0%
Comparison of the years ended December 31, 2020 and 2019
Research and development expenses increased $3.3 million, or 24.0%, from $13.9 million in 2019 to $17.3 million in 2020. The increase is primarily driven by increases in personnel related expenses as a result of higher headcount and professional services fees to drive product development initiatives particularly associated with our data solutions products.
Amortization of Acquisition-related Assets

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2020	2019	2020 vs. 2019
	Amount	Amount	Amount	Percentage
Amortization of acquisition-related assets	$3,676	$4,216	$(540)	(12.8)%

Comparison of the years ended December 31, 2020 and 2019
Amortization of acquisition-related assets decreased $0.5 million, or 12.8%, from $4.2 million in 2019 to $3.7 million in 2020 as a result a $0.7 million decrease related to NaviNet trademarks that were fully amortized by the end of 2019, partially offset by a $0.2 million increase related to amortization of intangible assets related to the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).

Impairment of Intangible Assets, Including Internal-use Software

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2020	2019	2020 vs. 2019
	Amount	Amount	Amount	Percentage
Impairment of intangible assets, including internal-use software	$729	$3,977	$(3,248)	(81.7)%

Comparison of the years ended December 31, 2020 and 2019
Impairment of intangible assets, including internal-use software decreased $3.2 million, or 81.7%, from $4.0 million in 2019 to $0.7 million in 2020.

In the fourth quarter of 2020, our discussions with and exploration of potential opportunities for our molecular analysis services indicated that certain internal-use software developed by the Company related to our GPS Cancer product would not be utilized in those arrangements. As a result, we determined that the carrying value of these internal-use software assets was not recoverable as of December 31, 2020 and recorded an impairment loss of $0.7 million within operating expenses. In June 2019, we identified an indicator of impairment with respect to the NantHealth Labs definite-lived intangible assets given the decline in sales and our decision to cease commercial sales of our liquid biopsy test product. We determined that the assets were not recoverable given the significant amount of costs required to further build evidence of clinical utility while also ceasing commercial sales of the Liquid GPS product.
Interest Expense, Net

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2020	2019	2020 vs. 2019
	Amount	Amount	Amount	Percentage
Interest expense, net	$(19,199)	$(18,044)	$(1,155)	6.4%
Comparison of the years ended December 31, 2020 and 2019
Interest expense, net increased by $1.2 million, from $18.0 million for the year ended December 31, 2019 to $19.2 million for the year ended December 31, 2020. This increase is due to a $0.8 million increase in interest expense from the amortization of debt discounts and deferred financing costs on our Convertible Notes issued in 2016, and a $0.3 million increase in interest expense from our NantCapital Note, due to interest accruals.

Refer to the section entitled "Liquidity and Capital Resources" below, Note 11, and Note 19 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our Convertible Notes and the NantCapital Note.
Other Expense, Net

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2020	2019	2020 vs. 2019
	Amount	Amount	Amount	Percentage
Other expense, net	$(10,824)	$(5,607)	$(5,217)	93.0%

Comparison of the years ended December 31, 2020 and 2019
Other expense, net increased by $5.2 million, from $5.6 million for the year ended December 31, 2019 to $10.8 million for the year ended December 31, 2020. The expense during 2020 was mainly driven by a $11.2 million increase in the fair value of the Bookings Commitment liability, as a result of changes in the cost of debt due to macroeconomic factors and the passage of time, partially offset by income from transition services provided to Masimo related to the sale of the Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).
Loss from Related Party Equity Method Investment

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2020	2019	2020 vs. 2019
	Amount	Amount	Amount	Percentage
Loss from related party equity method investment	$(31,702)	$(8,317)	$(23,385)	281.2%

The loss from related party equity method investment is related to our pro rata share of losses from our investment in NantOmics, amortization of the basis difference in the investment, and impairment losses. We report our share of NantOmics' losses and amortization of the basis difference using a one quarter lag.
Comparison of the years ended December 31, 2020 and 2019
Loss from our equity method investment increased $23.4 million, from $8.3 million during the year ended December 31, 2019 to $31.7 million during the year ended December 31, 2020.

This increase was primarily due to an other-than-temporary impairment of the full carrying value of our investment in NantOmics of $28.2 million at June 30, 2020 (see Note 10 to the accompanying Consolidated Financial Statements).
Provision for (Benefit from) Income Taxes

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2020	2019	2020 vs. 2019
	Amount	Amount	Amount	Percentage
Provision for (benefit from) income taxes	$447	$(1,018)	$1,465	(143.9)%
Comparison of the years ended December 31, 2020 and 2019
We are required to allocate the provision for (benefit from) income taxes between continuing operations and other categories of earnings, such as discontinued operations. For the years ended December 31, 2020 and 2019, the provision for (benefit from) income taxes from continuing operations were a provision of $0.4 million and a benefit of $1.0 million, respectively, and included income tax expense (benefit) of the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the years ended December 31, 2020 and 2019 in continuing operations were a provision of 0.51% and a benefit of 1.53%, respectively. The effective tax rate for the year ended December 31, 2020 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets. The 2019 tax benefit is mainly due to the reduction of excess deferred tax liabilities in certain jurisdictions.

For the year ended December 31, 2020, the provision for income taxes from continuing operations of $0.4 million excluded an income tax benefit of $0.3 million, which was included in income from discontinued operations, net of tax in the accompanying Consolidated Statement of Operations. This income tax benefit is related to the book and tax basis difference in certain intangible assets sold to Masimo (see Note 4 to the accompanying Consolidated Financial Statements).

Income from Discontinued Operations, Net of Tax, Attributable to NantHealth

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2020	2019	2020 vs. 2019
	Amount	Amount	Amount	Percentage
Income from discontinued operations, net of tax, attributable to NantHealth	$31,993	$2,619	$29,374	1,121.6%

For the year ended December 31, 2020, income from discontinued operations, net of tax, attributable to NantHealth was primarily related to the gain on sale of the Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).
Net Loss Attributable to Noncontrolling Interests

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2020	2019	2020 vs. 2019
	Amount	Amount	Amount	Percentage
Net loss attributable to noncontrolling interests	$(120)	$—	$(120)	—%
Comparison of the years ended December 31, 2020 and 2019
For the years ended December 31, 2020, the net loss attributable to noncontrolling interests was related to OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).

Liquidity and Capital Resources
Sources of Liquidity

As of December 31, 2020, we had cash and cash equivalents of $22.8 million, compared to $5.2 million as of December 31, 2019, of which $0.4 million and $0.2 million, respectively, related to foreign subsidiaries.

In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management is required to perform a two-step analysis over our ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether our plans alleviate that doubt.

As a result of continuing anticipated operating cash outflows and the upcoming maturity of our Convertible Notes in December 2021, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financing under step one of the going concern model. However, we continue to have a plan where our Chairman and CEO has the intent and ability to support our operations with additional funds as required which we believe alleviates such doubt. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital have been the private placement of membership interests prior to our IPO, debt financing agreements, including the NantCapital Note and the Convertible Notes, the sale of our common stock, and proceeds from the sale of components of our business.

Convertible Notes

In December 2016, we entered into a purchase agreement (the “Purchase Agreement”) with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90.0 million in aggregate principal amount of our 5.50% Convertible Senior Notes due 2021 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the "Securities Act"). In December 2016, we entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P. ("Cambridge"), an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer, to issue and sell $10.0 million in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the overallotment by the Initial Purchasers, we issued an additional $7.0 million principal amount of the Convertible Notes. The total net proceeds from this offering were approximately $102.7 million, comprised of $9.9 million from Cambridge and $92.8 million from the Initial Purchasers, after deducting the Initial Purchasers’ discount and debt issuance costs of $4.3 million in connection with the Convertible Notes offering.

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

NantCapital Notes

In January 2016, we executed a demand promissory note with NantCapital (the "NantCapital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of December 31, 2020, the total advances made by NantCapital to us pursuant to the note was approximately $112.7 million. In May 2016, the NantCapital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and NantCapital, to, among other things, extend the maturity date of the NantCapital Note to June 15, 2022 and to subordinate the NantCapital Note in right of payment to the Convertible Notes. We can request additional advances subject to NantCapital approval. There are no other stated restrictions or maximum commitment for advances. The NantCapital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. NantCapital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.

On August 8, 2018, we executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. On December 31, 2020, we executed an agreement with NantCapital to amend and restate the original promissory note, allowing us to request advances up a maximum commitment of $125.0 million that bears interest at a per annum rate of 5.50%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the Convertible Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. The promissory note is subordinated to the Convertible Notes. The promissory note includes customary negative covenants. No advances have currently been made under the promissory note. At December 31, 2020, the Company was in compliance with the covenants.

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

NantOmics Note

On January 22, 2016, we executed a demand promissory note in favor of NantOmics. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, we executed amendments to the demand promissory note with NantOmics, which provided a maturity date for the promissory note of June 30, 2021. We can request advances subject to NantOmics approval. There are no other stated restrictions or maximum commitment for advances. No advances have currently been made under the promissory note.
Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Year Ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities	$(16,854)	$(8,765)
Investing activities	35,254	(4,290)
Financing activities	(555)	(32)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62)	25
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,783	$(13,062)

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
In addition, our net loss in the year ended December 31, 2020 has been greater than our use of cash for operating activities due to the inclusion of noncash charges.
Cash used in operating activities of $16.9 million in the year ended December 31, 2020 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. In the year ended December 31, 2020, $37.4 million, or 66%, of our net loss of $56.4 million consisted of noncash items, including $16.8 million of depreciation and amortization expense, a $31.7 million loss from our related party equity method investment, a $11.2 million increase in the fair value of the Bookings Commitment liability, $6.5 million amortization of debt discounts and deferred financing offering costs, $2.6 million in stock-based compensation expense, and a $0.7 million impairment of intangible assets related to internal-use software, partially offset by a $32.2 million gain on sale of our Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).
Changes in working capital increased cash by $2.2 million in the year ended December 31, 2020. The change in cash was primarily attributable to a $19.0 million reduction in accrued and other current liabilities, a $15.1 million reduction in prepaid expenses and other current assets, a $7.0 million increase in related party payables, net, a $7.4 million reduction in deferred revenues, and a $4.8 million reduction in accounts receivable.

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

Changes in working capital increased cash by $5.9 million in the year ended December 31, 2019. The change in cash was primarily attributable to a $17.4 million increase in accrued and other current liabilities, a $16.6 million increase in prepaid expenses and other current assets, a $6.0 million increase in related party payables, net, a $4.9 million reduction in deferred revenues, and a $3.3 million reduction in accounts receivable.
Investing Activities
Our primary investing activities have consisted of the sale of our Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements) and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure.

We received $35.3 million of cash from investing activities in the year ended December 31, 2020, comprised of $46.4 million of net proceeds from the sale of our Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements), offset by $5.5 million net cash paid for the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements) and $5.7 million of investment used for the purchase of property and equipment, including internal-use software.

We used $4.3 million of cash in investing activities in the year ended December 31, 2019, primarily attributed to investment in internal-use software.
Financing Activities
Cash used in financing activities during the year ended December 31, 2020 were primarily attributed to proceeds from, net of repayments of, an insurance promissory note and proceeds from exercises of stock options, offset by payments to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the Nant Health, LLC Phantom Unit Plan (the “Phantom Unit Plan”) and restricted stock units.

Cash used in financing activities during the year ended December 31, 2019 were primarily attributed to proceeds from, net of repayments of, an insurance promissory note, offset by payments to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the Phantom Unit Plan and restricted stock units.
Contractual Obligations
Our principal material cash requirements consist of obligations under our outstanding debt obligations related to the Convertible Notes and NantCapital Note, Bookings Commitment, and noncancelable leases for our office space. Refer to Note 11, Note 19, Note 12, and Note 13, respectively, to the accompanying Consolidated Financial Statements.

Additionally, our estimated noncancelable contractual obligations for our enterprise resource planning implementation project through the shared services agreement with NantWorks total approximately $1.3 million. See Note 14 and Note 19 to the accompanying Consolidated Financial Statements.
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

•Revenue from Contracts with Customers;
•Stock-Based Compensation;
•Change in fair value of Bookings Commitment;
•Income Taxes;
•Leases;
•Business Combinations;

•Software Developed for Internal Use;
•Goodwill and Intangible Assets; and
•Investment in Related Party.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2020, we had $22.8 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Primarily all our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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
Foreign Currency Risk
We maintain offices and bank accounts in the United Kingdom and Canada. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2020 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of NantHealth, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NantHealth, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Related party transactions
Description of the Matter	As discussed in Note 19 to the consolidated financial statements, the Company has entered into multiple transactions with related parties, each of which are controlled by Dr. Patrick Soon-Shiong.

As a result of the volume and the significance of related party transactions, assessing the sufficiency of procedures performed to identify related parties and related party transactions as well as to audit identified related party transactions was a critical audit matter.

How We Addressed the Matter in Our Audit	The audit procedures we performed to address this critical audit matter included testing the completeness and accuracy of the listing of significant related party transactions provided by management, testing the manner in which related party transactions were recorded, presented and disclosed, and performing searches for payments and other transactions with identified related parties. We also inspected questionnaires received from the Company’s directors and officers, read employment and compensation contracts, proxy statements and other relevant filings with the Securities and Exchange Commission and other regulatory agencies that relate to the Company’s financial relationships and transactions with the Company’s executive officers and with other entities controlled by Dr. Patrick Soon-Shiong. We confirmed related party transactions and balances with the counterparty. We made inquiries of management as well as members of the Company's audit committee regarding the completeness of the identified related party transactions, and assessed the adequacy of financial statement footnote disclosure pertaining to related party transactions.

Goodwill allocation to discontinued operation
Description of the Matter	As described in Note 9 to the consolidated financial statements, the Company allocated $18.6 million of goodwill to discontinued operations as a result of the sale of the Connected Care Business (“DCX”) in February, 2020. Goodwill was allocated based on the relative fair values of DCX as a percentage of the total fair value of DCX and the Company that remains after the sale.

Auditing the goodwill allocation was complex and required the involvement of our specialists due to the highly judgmental nature of the assumptions, such as weighted average cost of capital and discrete and terminal period revenue growth rates, used to develop the fair value estimates used to make the allocation.

How We Addressed the Matter in Our Audit	To test the goodwill allocation, our audit procedures included, among others, evaluating the methodologies used, including the significant assumptions discussed above, and the underlying data used by the Company in making the relevant fair value estimates. To test the Company’s forecasts and assumptions, we compared them to current industry, market and economic trends and performed sensitivity analyses to evaluate the changes in fair value that would result from changes in the significant assumptions, including the timing of projected revenue growth.

In addition, we utilized our valuation specialists to assist in our evaluation of the significant assumptions used by the Company, including the weighted average cost of capital and discrete and terminal period revenue growth rates used to develop the fair value estimates. We also tested the completeness and accuracy of underlying data, such as the projected financial information. Further, we considered if there was any contrary evidence to the forecasted information and assumptions of management.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.

Los Angeles, California
February 26, 2021

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$22,787	$5,243
Accounts receivable, net	3,273	6,179
Related party receivables, net	1,031	823
Prepaid expenses and other current assets	3,504	19,341
Current assets of discontinued operations	—	6,327
Total current assets	30,595	37,913
Property, plant, and equipment, net	13,102	14,985
Goodwill	98,333	97,307
Intangible assets, net	47,969	51,848
Investment in related party	—	31,702
Related party receivable, net of current	823	1,108
Operating lease right-of-use assets	7,539	8,470
Other assets	1,927	1,818
Noncurrent assets of discontinued operations	—	21,336
Total assets	$200,288	$266,487

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,122	$3,377
Accrued and other current liabilities	13,975	31,988
Deferred revenue	1,166	7,098
Related party payables, net	4,238	4,120
Notes payable	268	238
Related party convertible note, net	9,411	—
Convertible notes, net	90,578	—
Current liabilities of discontinued operations	—	10,680
Total current liabilities	124,758	57,501
Deferred revenue, net of current	393	1,129
Related party liabilities	31,091	24,227
Related party promissory note	112,666	112,666
Related party convertible note, net	—	8,864
Convertible notes, net	—	84,648
Deferred income taxes, net	1,853	1,669
Operating lease liabilities	8,170	9,728
Other liabilities	32,757	21,542
Noncurrent liabilities of discontinued operations	—	1,649
Total liabilities	311,688	323,623
Commitments and Contingencies (Note 14)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 111,284,733 and 110,619,678 shares issued and outstanding at December 31, 2020 and 2019, respectively	11	11
Additional paid-in capital	891,583	889,955
Accumulated deficit	(1,003,210)	(946,884)
Accumulated other comprehensive loss	(168)	(218)
Total NantHealth stockholders' deficit	(111,784)	(57,136)
Noncontrolling interests	384	—
Total stockholders' deficit	(111,400)	(57,136)
Total liabilities and stockholders' deficit	$200,288	$266,487
The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenue
Software-as-a-service related	$72,198	$72,831
Maintenance	677	—
Professional services	86	—
Total software-related revenue	72,961	72,831
Sequencing and molecular analysis	211	1,733
Home health care services	—	2,863
Total net revenue	73,172	77,427

Cost of Revenue
Software-as-a-service related	23,056	23,100
Maintenance	361	357
Professional services	16	—
Amortization of developed technologies	4,755	4,662
Total software-related cost of revenue	28,188	28,119
Sequencing and molecular analysis	1,038	4,546
Home health care services	—	1,471
Total cost of revenue	29,226	34,136

Gross Profit	43,946	43,291

Operating Expenses
Selling, general and administrative	48,534	55,595
Research and development	17,274	13,934
Amortization of acquisition-related assets	3,676	4,216
Impairment of intangible assets, including internal-use software	729	3,977
Total operating expenses	70,213	77,722
Loss from operations	(26,267)	(34,431)
Interest expense, net	(19,199)	(18,044)
Other expense, net	(10,824)	(5,607)
Loss from related party equity method investment	(31,702)	(8,317)
Loss from continuing operations before income taxes	(87,992)	(66,399)
Provision for (benefit from) income taxes	447	(1,018)
Net loss from continuing operations	(88,439)	(65,381)
Income from discontinued operations, net of tax, attributable to NantHealth	31,993	2,619
Net loss	(56,446)	(62,762)
Net loss attributable to noncontrolling interests	(120)	—
Net loss attributable to NantHealth	$(56,326)	$(62,762)

Basic and diluted net loss per share attributable to NantHealth:
Continuing operations - common stock	$(0.80)	$(0.59)
Discontinued operations - common stock	$0.29	$0.02
Total net loss per share - common stock	$(0.51)	$(0.57)

Weighted average shares outstanding
Basic and diluted - common stock	110,954,858	110,351,638

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(56,446)	$(62,762)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	51	129
Total other comprehensive income	51	129
Comprehensive loss	(56,395)	(62,633)
Less: Comprehensive loss attributable to noncontrolling interests	(119)	—
Comprehensive loss attributable to NantHealth	$(56,276)	$(62,633)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Noncontrolling interests	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018	109,491,277	$11	$887,289	$(884,122)	$(347)	$2,831	$—	$2,831
Stock-based compensation expense	—	—	2,910	—	—	2,910	—	2,910
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	1,128,401	—	(264)	—	—	(264)	—	(264)
Assignment of NantHealth Labs	—	—	20	—	—	20	—	20
Other comprehensive income	—	—	—	—	129	129	—	129
Net loss	—	—	—	(62,762)	—	(62,762)	—	(62,762)
Balance at December 31, 2019	110,619,678	11	889,955	(946,884)	(218)	(57,136)	—	(57,136)
Stock-based compensation expense	—	—	2,725	—	—	2,725	—	2,725
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	665,055	—	(568)	—	—	(568)	—	(568)
Assignment of OpenNMS (see Note 19)	—	—	(529)	—	—	(529)	503	(26)
Other comprehensive income	—	—	—	—	50	50	1	51
Net loss	—	—	—	(56,326)	—	(56,326)	(120)	(56,446)
Balance at December 31, 2020	111,284,733	$11	$891,583	$(1,003,210)	$(168)	$(111,784)	$384	$(111,400)

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2020 (2)	2019 (2)
Cash flows from operating activities
Net loss	$(56,446)	$(62,762)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of businesses	(32,211)	582
Provision for (recovery of) bad debt expense	133	(67)
Depreciation and amortization	16,770	22,362
Impairment of intangible assets, including internal-use software	729	3,977
Loss from related party equity method investment	31,702	8,317
Amortization of debt discounts and deferred financing offering cost	6,477	5,702
Change in fair value of derivatives liability	4	—
Change in fair value of Bookings Commitment	11,168	5,036
Deferred income taxes, net	(23)	(560)
Stock-based compensation	2,648	2,786
Changes in operating assets and liabilities
Accounts receivable, net	4,786	3,316
Inventories	(18)	(302)
Related party receivables, net	77	687
Prepaid expenses and other current assets	15,143	(16,629)
Accounts payable	1,431	1,363
Accrued and other current liabilities	(19,014)	17,425
Deferred revenue	(7,376)	(4,933)
Related party payables, net	6,973	5,961
Change in operating lease right-of-use assets and liabilities	(298)	(418)
Other assets and liabilities	491	(608)
Net cash used in operating activities	(16,854)	(8,765)

Cash flows from investing activities
Net proceeds from sale of business	46,401	300
Assignment of OpenNMS, net of cash acquired (see Note 19)	(5,475)	—
Purchases of property and equipment, including internal-use software	(5,672)	(4,590)
Net cash provided by (used in) investing activities	35,254	(4,290)

Cash flows from financing activities
Proceeds from insurance promissory note	1,855	1,647
Repayments of insurance promissory note and notes payable	(1,842)	(1,409)
Proceeds from exercises of stock options	171	—
Tax payments related to stock issued, net of stock withheld, for vested equity awards	(739)	(270)
Net cash used in financing activities	(555)	(32)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62)	25
Net increase (decrease) in cash, cash equivalents and restricted cash	17,783	(13,062)
Cash, cash equivalents and restricted cash, beginning of period (1)	6,379	19,441
Cash, cash equivalents and restricted cash, end of period (1)	$24,162	$6,379

NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2020	2019
Supplemental disclosure of cash flow information
Income taxes paid	$130	$318
Interest paid	$5,912	$5,909
Interest received	68	—
Noncash investing and financing activities
Purchases of property and equipment, including internal-use software	323	1,068
(1) Cash and cash equivalents included restricted cash of $1,375, $1,136, and $1,136 at December 31, 2020, 2019, and 2018, respectively. Restricted cash is included in prepaid expenses and other current assets and other assets, and consists of funds that are contractually restricted as to usage or withdrawal related to the Company's security deposits in the form of standby letters of credit for leased facilities and funds held in an escrow account related to the sale of the Connected Care Business (see Note 4). No amounts have been drawn upon the letters of credit as of December 31, 2020.

(2) The statements for the years ended December 31, 2020 and 2019 include the Connected Care Business (see Note 4).

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 1. Description of Business and Basis of Presentation
Nature of Business
Nant Health, LLC was formed on July 7, 2010, as a Delaware limited liability company. On June 1, 2016, Nant Health, LLC converted into a Delaware corporation (the “LLC Conversion”) and changed its name to NantHealth, Inc. (“NantHealth”). NantHealth, together with its subsidiaries (the “Company”), is a healthcare IT company converging science and technology. The Company works to transform clinical delivery with actionable clinical intelligence at the moment of decision, enabling clinical discovery through real-time machine learning systems. The Company markets certain of its solutions as a comprehensive integrated solution that includes its clinical decision support, payer engagement solutions, molecular sequencing and analysis services, data analysis and network monitoring and management. The Company also markets its clinical decision support, payer engagement solutions, molecular sequencing and analysis services, data analysis and network monitoring and management on a stand-alone basis. NantHealth is a majority-owned subsidiary of NantWorks, LLC (“NantWorks”), which is a subsidiary of California Capital Equity, LLC (“Cal Cap”). The three companies were founded by and are led by Dr. Patrick Soon-Shiong.

On June 7, 2019, the Company sold its home health care services business (see Note 4).

On February 3, 2020, the Company sold certain of its assets related to its Connected Care Business (see Note 4).

These divestitures will enable the Company to focus on its core competencies of clinical decision support, payer engagement, molecular analysis, and data analytics.

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
As of December 31, 2020, the Company conducted the majority of its operations in the United States, Canada, and the United Kingdom.
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

For information on the CARES Act, refer to Note 15.
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

The Company has incurred significant losses and negative cash flows from operations. As of December 31, 2020, the Company had cash and cash equivalents of $22,787 and an accumulated deficit of $1,003,210. The Company had a net loss of $56,446 and used cash of $16,854 for operating activities for the year ended December 31, 2020. In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

As a result of continuing anticipated operating cash outflows and the upcoming maturity of the Company’s convertible notes in December 2021, the Company believes that substantial doubt exists regarding the Company’s ability to continue as a going concern without additional funding or financing under step one of the going concern model. However, the Company continues to have a plan where its Chairman and CEO has the intent and ability to support the Company’s operations with additional funds as required which it believes alleviates such doubt. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. The Company may also consider selling off components of its business. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“NantCapital”) and its convertible notes, the sale of its common stock, and proceeds from the sale of components of its business.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates. The estimates and assumptions used in the accompanying Consolidated Financial Statements are based upon management’s evaluation of the relevant facts and circumstances at the balance sheet date. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable allowance, useful lives of long-lived assets and intangible assets, income taxes, stock-based compensation, impairment of long-lived assets and intangible assets, expected performance against minimum reseller commitments and the fair value of its investments and derivatives liability. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Revenue from Contracts with Customers

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of sales taxes collected from customers, which are subsequently remitted to governmental authorities. The Company’s revenue is generated from the following sources:

•Software-as-a-service (“SaaS”) related - SaaS related revenue is generated from customers’ access to and usage of the Company’s hosted software solutions on a subscription basis for a specified contract term. In SaaS arrangements, the customer cannot take possession of the software during the term of the contract and generally has the right to access and use the software and receive any software upgrades published during the subscription period.

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

Revenue is recognized over time for most of the Company's contracts as performance obligations are satisfied, as the Company is continuously transferring control to the customer. Typically, revenue is recognized over time using direct labor hours as a measure of progress. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled.

Customers are generally billed as the Company satisfies its performance obligations. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones.

•Sequencing and molecular analysis - Sequencing and molecular analysis revenue is generated by providing customers with reports of the results of performing sequencing and molecular analysis of DNA and RNA (and formerly proteomic testing) under the Company's reseller agreement with NantOmics, LLC ("NantOmics"), and from blood samples via its liquid/blood-based tumor profiling platform through the Company’s subsidiary, NantHealth Labs, Inc. ("NantHealth Labs", formerly Liquid Genomics, Inc.) (see Note 19). Revenue is recognized at a point in time, when reports of results are transferred to the ordering physician or institution, or when cash is received as described below, or ratably over time for the period of a stand-ready obligation to provide blood-based tumor profiling services.

The Company's sequencing and molecular analysis revenue is primarily generated from payments received from commercial third party payers, hospitals and other provider networks and patients. The Company reports revenue from arrangements with these customers on a gross basis in accordance with Accounting Standards Codification ("ASC") 606. When reports are transferred to the ordering physician or institution, but the Company cannot conclude whether there is a contract with a customer, based on the assessment of collectibility, revenue recognition is deferred until non-refundable payment is received or payment is considered probable.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

•Home health care services - Home health care services revenue includes the sale of nursing and therapy services provided to patients in a home care setting. These revenues are recognized at a point in time or over time, as services are provided. On June 7, 2019, the Company completed the divestiture of its home health care services business (see Note 4).

Management assesses whether contracts entered into at, or near, the same time, should be combined, based on evaluation of the commercial objectives of the contracts.

Certain of the Company’s customer contracts allow for termination for convenience, with advanced notice, without substantive termination penalty. In these cases, the Company has concluded the contract term is equal to the remaining noncancelable period. Such termination rights do not allow for refunds other than prepaid services. These provisions do not affect when the Company commences revenue recognition.

Contracts with Multiple Promises for Goods and Services

The Company engages in various contracts with promises for multiple goods and services, which may generate revenue across any of the sources noted above.

In certain contracts, the Company recognizes its proprietary software, software license, technical support, maintenance, consulting services, sponsored development services, training, results of sequencing and molecular analysis, certain professional services, and other software-related services as distinct performance obligations.

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

The Company has reseller arrangements, and for each promised good or service, the Company evaluates whether it is a principal or an agent. The Company assesses control in terms of relevant indicators of performance, inventory, and pricing risk, such as which party negotiates pricing with the end customer and which party is ultimately responsible for fulfilling services, transferring goods and services, and ensuring support.
Cost of Revenue

Cost of revenue includes associated salaries and fringe benefits, stock-based compensation, consultant costs, direct reimbursable travel expenses, depreciation related to software developed for internal use, depreciation related to lab equipment, and other direct engagement costs associated with the design, development, sale and installation of systems, including system support and maintenance services for customers. System support includes ongoing customer assistance for software updates and upgrades, installation, training and functionality. All service costs, except development of internal use software and deferred implementation costs, are expensed when incurred. Amortization of deferred implementation costs are also included in cost of revenue. Cost of revenue associated with each of the Company’s revenue sources consists of the following types of costs:

•Software-as-a-service related - SaaS related cost of revenue includes personnel-related costs, amortization of deferred implementation costs, amortization of internal-use software, and other direct costs associated with the delivery and hosting of the Company's subscription services.

•Maintenance - Maintenance cost of revenue includes personnel-related costs, amortization of internal-use software, and other direct costs associated with the ongoing support or maintenance provided to the Company’s customers.

•Professional services - Professional services cost of revenue include personnel-related costs and other direct costs associated with consulting, sponsored development, and training provided to the Company's customers.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

•Sequencing and molecular analysis - Sequencing and molecular analysis cost of revenue includes personnel-related costs associated with fulfillment of these services, including those of our subsidiary, NantHealth Labs, and amounts due to NantOmics under the reseller agreement (see Note 19) for the sequencing and molecular analysis of DNA and RNA (and previously proteomic results). It also includes amortization of internal-use software and lab equipment.

•Home health care services - Home health care services cost of revenue includes direct expenses relating to the Company’s nursing and therapy services provided to patients in a home care setting. On June 7, 2019, the Company completed the divestiture of its home health care services business (see Note 4).
Selling, General and Administrative Expenses
Selling, general and administrative expense consists primarily of personnel-related expenses for the Company's sales and marketing, finance, legal, human resources, administrative personnel, stock-based compensation, advertising and marketing promotions of NantHealth solutions, and corporate shared services fees from NantWorks. This includes amortization of deferred commission costs. It also includes trade show and event costs, sponsorship costs, point of purchase display expenses and related amortization as well as legal costs, facility costs, consulting and professional fees, insurance and other corporate and administrative costs.
Research and Development Expenses
Research and development (“R&D”) costs incurred to establish the technological feasibility of software to be sold are expensed as incurred. These expenses include the costs of the Company’s proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements.
Research and development expense consist primarily of personnel-related costs for employees working on development of solutions, including salaries, benefits, and stock-based compensation. Also included are non-personnel costs such as consulting and professional fees to third-party development resources.
Substantially all of the Company's research and development expenses are related to developing new software solutions and improving its existing software solutions.
These costs incurred in the research and development of new software products and maintenance to existing software products are expensed as incurred. These costs are associated with both the preliminary project stage and post-implementation stage of internal-use software. Qualifying costs associated with the application development stage are capitalized.
Stock-Based Compensation
The Company accounts for stock-based compensation arrangements granted to employees in accordance with ASC 718, Compensation–Stock Compensation, by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award.

The Company accounts for stock-based compensation arrangements issued to nonemployees using the fair value approach prescribed by ASC 505-50, Equity-Based Payments to Non-Employees. Prior to January 1, 2019 when the Company adopted ASU No. 2018-07, Improvement to nonemployee share-based payment accounting, the value of nonemployee stock-based compensation was re-measured at the end of each reporting period until the award vests and is recognized as stock-based compensation expense over the period during which the nonemployee provides the services. After the adoption of ASU No. 2018-07, the value of nonemployee stock-based compensation is measured at the grant date fair value of the award and the resulting expense is recognized over the period during which the nonemployee provides the services.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company has elected to account for forfeitures when they occur. Cash paid by the Company when directly withholding shares for tax withholding purposes is classified as a financing activity in the Consolidated Statements of Cash Flows (see Note 15 and Note 17).
For information regarding the Company's Phantom Unit Plan and 2016 Equity Incentive Plan, see Note 17.
Change in Fair Value of Derivative Liability
The Company has classified the interest make-whole provision of its convertible notes and related party convertible note due December 2021 and issued in December 2016 as a derivative liability as part of other liabilities and related party liabilities, respectively, in the Consolidated Balance Sheets and is recorded at fair value. This derivative liability is subject to re-measurement at each balance sheet date, and the Company recognizes any change in fair value within other income/expense, net in the Company's Consolidated Statements of Operations. The change in the fair value of this derivative liability is primarily due to the change in the value of the Company's common stock (see Note 12).
Change in Fair Value of Bookings Commitment
The Company has classified the Bookings Commitment assumed upon the disposal of the provider/patient engagement solutions business described in Note 12 as part of accrued and other current liabilities and other liabilities in the Consolidated Balance Sheets. This liability is subject to re-measurement at each balance sheet date, and the Company recognizes any changes in fair value within other income/expense, net. The fair value of the liability is estimated using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The change in the fair value of this liability is primarily due to changes in the costs of debt based on a yield curve and the passage of time (see Note 12).

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at December 31, 2020, the fair value of the liability would increase by $4,344.
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
Net Income (Loss) Per Share
Basic net income (loss) per common share attributable to NantHealth is computed by dividing the net income (loss) attributable to NantHealth by the weighted average number of shares of common stock outstanding during the respective periods, without consideration of common stock equivalents. Diluted net income (loss) per common share attributable to NantHealth is computed by dividing the net income (loss) attributable to NantHealth by the weighted average number of shares of common stock outstanding during the respective periods, adjusted to give effect to potentially dilutive securities. However, potentially dilutive securities are excluded from the computation of diluted net income (loss) per common share attributable to NantHealth to the extent that their effect is anti-dilutive. If there is a net loss from continuing operations attributable to NantHealth, diluted net income (loss) per share attributable to NantHealth is computed in the same manner as basic net income (loss) per share attributable to NantHealth is computed, even if the Company reports net income as a result of discontinued operations attributable to NantHealth. The Company applies treasury method in calculating weighted average dilutive number of shares for its stock plans.
Foreign Currency Translation
 The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in the United Kingdom, Canada and Singapore. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income/loss until the translation adjustments are realized.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, net, other current liabilities, and other liabilities in the Consolidated Balance Sheets. The Company currently does not have any finance leases.

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
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following three categories:

•Level 1—Quoted prices for identical assets or liabilities in active markets;

•Level 2—Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active or are directly or indirectly observable; and

•Level 3—Unobservable inputs that reflect estimates and assumptions.
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
Cash and Cash Equivalents
The Company considers all unrestricted, highly liquid investments with an initial maturity of three months or less to be cash equivalents. These amounts are stated at cost, which approximates fair value. At December 31, 2020 and 2019, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. Cash and cash equivalents are maintained at stable financial institutions, generally at amounts in excess of federally insured limits, which represents a concentration of credit risk. The Company has not experienced any losses on deposits of cash and cash equivalents to date.

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
Concentrations of Risk
The following table summarizes the number of customers that individually comprise greater than 10% of revenues and/or 10% of accounts receivable, and their aggregate percentages of total revenues and total billed and unbilled accounts receivable:

Period	Significant Customers	Percentage of Total Revenues (1)				Percentage of Total Accounts Receivable (1)
		A	B	C	E	B	C	D	F	G
Year Ended December 31, 2020	6	17.5%	15.5%	14.9%	11.2%	20.7%	—%	23.3%	—%	10.6%
Year Ended December 31, 2019	4	16.8%	13.8%	12.9%	—%	13.7%	17.4%	—%	15.4%	—%

(1) Amounts less than 10% are not disclosed.
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
Property, Plant and Equipment, net

Property, plant and equipment received in connection with business combinations are recorded at fair value. Property, plant and equipment acquired in the normal course of business are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets (see Note 7). Maintenance and repairs are charged to expense as incurred while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Property, plant and equipment is tested for impairment, and depreciation estimates and methods are reviewed, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
Internal-Use Software
The Company accounts for the costs of computer software obtained or developed for internal use in accordance with ASC 350, Intangibles—Goodwill and Other. Computer software development costs are expensed as incurred, except for internal-use software costs that qualify for capitalization, and include employee related expenses, including salaries, benefits and stock-based compensation expenses; costs of computer hardware and software; and costs incurred in developing features and functionality. These capitalized costs are included in property and equipment in the Consolidated Balance Sheets. The Company expenses costs incurred in the preliminary project and post implementation stages of software development and capitalizes qualifying costs incurred in the application development stage and costs associated with significant enhancements to existing internal-use software applications. Software costs are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use. Internal-use software is tested for impairment where assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
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

The Company previously determined that other-than-temporary impairments in the full remaining carrying value of the investment in NantOmics have occurred (see Note 10). After the Company's equity method investment in NantOmics was reduced to zero, the Company no longer applies the equity method to record additional losses until NantOmics subsequently reports net income and that net income equals the share of net losses not recognized during the period the equity method was suspended.

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
Deferred Revenue
The Company records deferred revenue when it receives cash from clients prior to meeting the applicable revenue recognition criteria. The Company uses judgment in determining the period over which the deliverables are recognized as revenue. As of December 31, 2020 and 2019, current and non-current deferred revenue are comprised of deferrals for fees related to SaaS arrangements, technical support and maintenance, services and other revenue. Non-current deferred revenue as of December 31, 2020 is expected to be recognized in a period more than 12 months after that date.
Recently Adopted Accounting Pronouncements

In November 2020, the SEC issued Release No. 33-10890, Amendments to Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Mandatory compliance for this SEC release is required for fiscal periods ending on or after August 9, 2021. The Company adopted Item 303(a)(5), Contractual Obligations, which no longer requires the registrant to provide a contractual obligation table. The Company’s adoption of the remaining items is expected to impact the Company's fiscal 2021 Form 10-K disclosures and will not have a material impact on the Consolidated Financial Statements.

In August 2020, the SEC issued Release No. 33-10825, Modernization of Regulation S-K Items 101, 103 and 105, with the intent of improving the readability of disclosure documents and simplifying compliance for registrants. This amendment became effective on November 9, 2020. The adoption of this guidance impacted the Company's disclosures in Item 1 of this Annual Report and did not have any impact on the Consolidated Financial Statements.

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
Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. There were revenues of $7,105 and $7,125 recognized during the years ended December 31, 2020 and 2019, respectively, that were included in the deferred revenue balance at the beginning of the period.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $1,321 and $1,455 at December 31, 2020 and December 31, 2019, respectively, and amortization during the years ended December 31, 2020 and 2019 was $934 and $815, respectively.

Where management is not able to conclude that the costs of a contract will be recovered, costs to obtain the contract are expensed as incurred.
Performance Obligations
As of December 31, 2020, the Company has allocated a total transaction price of $2,631 to unfulfilled performance obligations that are expected to be fulfilled within nine years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

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

The sale of the Connected Care Business qualified as a discontinued operation because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the Connected Care Business, which represented the Company's medical device interoperability solutions, represented a strategic shift in the Company’s operations as the sale enables the Company to focus on clinical decision support, payer engagement, and molecular analysis.

The total gain on sale of the Connected Care Business consisted of the following:

Cash received as consideration	$47,250
Less: Costs to sell	(849)
Less: Carrying value of net assets sold	(14,190)
Gain on sale of the Connected Care Business	$32,211

The carrying amounts of the major classes of assets and liabilities of the Company's discontinued operation as of December 31, 2019 were as follows:

December 31, 2019
Accounts receivable, net	$4,739
Inventories	798
Prepaid expenses and other current assets	790
Current assets of discontinued operation	6,327
Property, plant, and equipment, net	1,110
Goodwill	18,623
Operating lease right-of-use assets	1,603
Total assets of discontinued operation	$27,663

Accounts payable	$574
Accrued and other current liabilities	456
Deferred revenue	9,650
Current liabilities of discontinued operation	10,680
Deferred revenue, net of current	157
Deferred income taxes, net	210
Operating lease liabilities	1,282
Total liabilities of discontinued operation	$12,329

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The operating results of the Company's discontinued operation are as follows:

	Year Ended December 31,
	2020	2019
Major classes of line items constituting pretax income (loss) of discontinued operations
Net revenue	$1,165	$18,534
Cost of revenue	(467)	(4,286)
Selling, general and administrative	(532)	(5,449)
Research and development	(601)	(5,138)
Other expense, net	(5)	(18)
Pretax (loss) income from discontinued operations related to major classes of pretax income (loss)	(440)	3,643
Pretax gain on sale of the Connected Care Business	32,211	—
Total pretax income from discontinued operations	31,771	3,643
(Benefit from) provision for income taxes	(262)	906
Total income from discontinued operations, net of tax	$32,033	$2,737

The significant operating and investing cash and noncash items of the discontinued operation included in the Consolidated Statements of Cash Flows for the year ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Depreciation and amortization	$10	$395
Gain on sale of the Connected Care Business	32,211	—
Cash flows from investing activities:
Net proceeds from sale of the Connected Care Business	46,401	$—
Purchases of property and equipment, including internal-use software	76	409
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
Note 5. Accounts Receivable, net
Accounts receivable are included in the Consolidated Balance Sheets net of the allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts for the years ended December 31, 2020 and 2019 is as follows:

	Balance at beginning of the period	Additions to expense	(Write offs) / Recoveries	Balance at end of the period
Year ended December 31, 2020	$95	40	(91)	$44
Year ended December 31, 2019	$94	16	(15)	$95

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 6. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Prepaid expenses	$2,268	$1,794
Securities litigation insurance receivable	253	16,627
Other current assets	983	920
Prepaid expenses and other current assets	$3,504	$19,341

Accrued and other current liabilities of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Payroll and related costs	$7,247	$8,106
Securities litigation expense payable	253	17,127
Operating lease liabilities	1,900	1,617
Other accrued and other current liabilities	4,575	5,138
Accrued and other current liabilities	$13,975	$31,988
Note 7. Property, Plant and Equipment, net
Property, plant and equipment, net as of December 31, 2020 and 2019 consisted of the following:

		December 31,
	Useful life (in years)	2020	2019
Computer equipment and software	3 - 5	$12,332	$12,144
Furniture and equipment	5 - 7	1,168	2,292
Leasehold and building improvements (1)		4,282	7,160
Property, plant, and equipment, excluding internal-use software		17,782	21,596
Less: Accumulated depreciation and amortization		(12,837)	(17,078)
Property, plant and equipment, excluding internal-use software, net		4,945	4,518
Internal-use software	3	38,488	33,278
Construction in progress - Internal-use software		1,616	2,973
Less: Accumulated depreciation and amortization - internal-use software		(31,947)	(25,784)
Internal-use software, net		8,157	10,467
Property, plant and equipment, net		$13,102	$14,985
(1) Useful lives for leasehold and building improvements represent the term of the lease or the estimated life of the related improvements, whichever is shorter.
Depreciation expense from continuing operations was $7,394 and $12,276 for the years ended December 31, 2020 and 2019, respectively, of which $5,743 and $9,028, respectively, related to internal-use software costs.

Amounts capitalized to internal-use software related to continuing operations for the years ended December 31, 2020 and 2019 were $3,437 and $3,800, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In the fourth quarter of 2020, the Company’s discussions with and exploration of potential opportunities for its sequencing and molecular analysis solutions indicated that certain internal-use software developed by the Company related to its GPS Cancer product would not be utilized in those arrangements. As a result, the Company determined that the carrying value of these internal-use software assets was not recoverable as of December 31, 2020 and recorded an impairment loss of $729 within impairment of intangible assets, including internal-use software.
Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of December 31, 2020 and 2019 consisted of the following:

	December 31, 2020
	Customer Relationships	Developed Technologies	Trade Name	Installed User Base	Total
Gross carrying amount	$53,000	$34,500	$3,300	$1,400	$92,200
Accumulated amortization	(17,528)	(23,343)	(3,088)	(272)	(44,231)
Intangible assets, net	$35,472	$11,157	$212	$1,128	$47,969

	December 31, 2019
	Customer Relationships	Developed Technologies	Trade Name	Installed User Base	Total
Gross carrying amount	$52,000	$32,000	$3,000	$—	$87,000
Accumulated amortization	(13,866)	(18,286)	(3,000)	—	(35,152)
Intangible assets, net	$38,134	$13,714	$—	$—	$51,848

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations was $8,431 and $8,878 for the years ended December 31, 2020 and 2019, respectively.
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
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of December 31, 2020 is as follows:

Amounts
2021	$8,930
2022	8,930
2023	4,346
2024	4,283
2025	4,147
Thereafter	17,333
Total future intangible amortization expense	$47,969

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 9. Goodwill
Goodwill as of December 31, 2020 and 2019 was $98,333 and $97,307, respectively, net of goodwill allocated to the discontinued operation of $18,623. The goodwill allocated to the discontinued operation was based on the fair value of the Connected Care Business as a percentage of the total fair value of the Connected Care Business and the Company that remains after the sales transaction (see Note 4).

On July 22, 2020, the Company recognized $1,026 of goodwill related to the assignment of OpenNMS (see Note 19).

The Company did not record any goodwill impairments in 2020 and 2019.
Note 10 Investments
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

At February 28, 2018, the Company transferred 9,088,362 of the Series A-2 units to NantOmics as consideration for the assignment of NantHealth Labs (see Note 19). An additional 564,779 units were transferred by May 31, 2018. This reduced NantHealth's ownership of NantOmics to approximately 13.58%.
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

At June 30, 2020, the Company determined that an other-than-temporary-impairment of $28,227, the full remaining carrying value of the Company's investment in NantOmics, had occurred, through observation of Level 3 inputs predominantly attributed to (i) limited progress by NantOmics in completing revenue generating transactions for paid molecular analysis services for the research and pharmaceutical industries; (ii) limited progress in completing licensing transactions for proprietary molecular analysis technologies and/or intellectual property of NantOmics; and (iii) the Company's decision to shift future laboratory operations in-house related to the GPS Cancer and Omics Core products to better control the supply chain and CMS reimbursement process, which the Company expects to result in reduced fees to NantOmics. Refer to Note 2 for the accounting policy for the assessment of the fair value and determination of other-than-temporary-impairments of the Company's investment in related party.

Pertaining to the Company's share of NantOmics' income or loss, amortization of basis differences, and other-than-temporary impairments, for the years ended December 31, 2020 and 2019, the Company recognized losses of $31,702 and $8,317, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. As the Company's equity method investment in NantOmics was reduced to zero during the second quarter of 2020, the Company no longer applies the equity method as NantOmics continued to generate net losses.

The Company used the following summarized financial information for NantOmics for the trailing twelve months ended September 30, 2020 and 2019 to record its equity investment method losses, as applicable, for the years ended December 31, 2020 and 2019, respectively:

	Twelve Months Ended September 30,
	2020	2019
Revenues	$349	$4,126
Gross loss	(1,641)	(3,653)
Loss from operations	(7,806)	(22,421)
Impairments on equity investments	—	(12,265)
Net loss	(2,618)	(29,695)
Net loss attributable to NantOmics	(2,559)	(29,317)
Other comprehensive income	—	502
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
The liability component of the Convertible Notes on the date of issuance was computed as $83,079, consisting of the value of the embedded interest make-whole derivative of $1,499 and the carrying value of the Convertible Notes of $81,580. Accordingly, the equity component on the date of issuance was $23,921. If the debt is considered current at the balance sheet date, the liability component of the convertible notes will be classified as current liabilities and presented in current portion of convertible notes debt and the equity component of the convertible debt will be considered a redeemable security and presented as redeemable equity in the Company's Consolidated Balance Sheet.
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
As of December 31, 2020, the remaining life of the Convertible Notes is approximately 12 months.

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Consolidated Balance Sheets as of December 31, 2020 and 2019:

	Related party	Others	Total
Balance as of December 31, 2020
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(589)	(6,422)	(7,011)
Net carrying amount	$9,411	$90,578	$99,989
Balance as of December 31, 2019
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(1,136)	(12,352)	(13,488)
Net carrying amount	$8,864	$84,648	$93,512

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table sets forth the Company's interest expense incurred for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020			2019
	Related party	Others	Total	Related party	Others	Total
Accrued coupon interest expense	$550	$5,335	$5,885	$550	$5,335	$5,885
Amortization of debt discounts	533	5,197	5,730	473	4,571	5,044
Amortization of deferred financing offering costs	14	733	747	13	645	658
Total convertible notes interest expense	$1,097	$11,265	$12,362	$1,036	$10,551	$11,587

Note 12. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 consisted of the following:

	December 31, 2020
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$32,651	$—	$—	$32,651
Interest make-whole derivative	4	—	—	4

	December 31, 2019
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$21,983	$—	$—	$21,983
Interest make-whole derivative	—	—	—	—

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. The Company also agreed that Allscripts shall receive at least $500 per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, the Company shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. As of December 31, 2020 and December 31, 2019, the accrued Annual Minimum Commitment was $1,200 and $700, respectively. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement.

The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business, using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 10% and 11% at December 31, 2020 and between 15% and 17% at December 31, 2019. The change in fair value is recorded within other expense, net in the Company's Consolidated Statements of Operations.

The fair value of the Bookings Commitment is dependent on management's estimate of the probability of success on individual opportunities and the cost of debt applied in discounting the liability. The higher the probability of success on each opportunity, the lower the fair value of the Bookings Commitment liability. The lower the cost of debt applied, the higher the value of the liability.
Convertible Note derivative liability

In December 2016, the Company issued $107,000 in aggregate principal amount of Convertible Notes due December 15, 2021, of which $10,000 issued to a related party (see Note 11). The Convertible Notes include an interest make-whole feature whereby if a noteholder converts any of the Convertible Notes one year after the last date of original issuance of the Convertible Notes, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present values of the scheduled payments, computed using a discount rate equal to 2.0%, of interest that would have been made on the Convertible Notes to be converted had such Convertible Notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the Convertible Notes had not been so converted. The Company may pay any interest make-whole payment either in cash or in shares of its common stock, at the Company’s election as described in the Indenture. The Company has determined that this feature is an embedded derivative.

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

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the years ended December 31, 2020 and 2019:

	December 31, 2019	Transfers in (out) (1)	Change in fair value	December 31, 2020
Liabilities
Interest make-whole derivative - related party and others	$—	$—	$4	$4
Bookings Commitment	21,983	(500)	11,168	32,651
	$21,983	$(500)	$11,172	$32,655

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2018	Transfers in (out) (1)	Change in fair value	December 31, 2019
Liabilities
Interest make-whole derivative - related party and others	$—	$—	$—	$—
Bookings Commitment	16,947	(500)	5,536	21,983
	$16,947	$(500)	$5,536	$21,983
(1) Transfers out of the Bookings Commitment fair value liability relates to the Annual Minimum Commitment, which was recorded in accrued and other current liabilities.
Fair Value of Convertible Notes held at amortized cost
As of December 31, 2020 and 2019, the fair value and carrying value of the Company's Convertible Notes were:

	Fair value	Carrying value	Face value
5.5% convertible senior notes due December 15, 2021:
Balance as of December 31, 2020
Related party	$9,553	$9,411	$10,000
Others	92,660	90,578	97,000
	$102,213	$99,989	$107,000
Balance as of December 31, 2019
Related party	$6,727	$8,864	$10,000
Others	65,257	84,648	97,000
	$71,984	$93,512	$107,000

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Lease expense, charged to selling, general and administrative expense, for the year ended December 31, 2020 and 2019 consisted of:

	Year Ended December 31,
	2020	2019
Operating lease cost	$2,428	$2,386
Short-term lease cost	961	1,056
Variable cost	502	249
Sublease income	(212)	(208)
Total lease cost	$3,679	$3,483

Other information regarding the Company's leases:

	Year Ended December 31,
	2020	2019
Operating cash flows for operating leases	$(2,767)	$(2,512)
Right-of-use assets obtained in exchange for new operating lease liabilities	$319	$—
Operating lease liabilities arising from obtaining right-of-use assets	$387	$—
Weighted average remaining lease term - operating leases	5.0 years	6.0 years
Weighted average discount rate - operating leases	11%	11%

As of December 31, 2020 and 2019, the Company had no material finance leases. As of December 31, 2020, the remaining lives of its operating leases ranged from one to nine years.

Future minimum lease payments under the Company's operating leases at December 31, 2020 were:

Amounts
2021	$2,860
2022	2,680
2023	2,689
2024	2,534
2025	681
Thereafter	1,698
Total future minimum lease payments	13,142
Less: imputed interest	(3,072)
Total	$10,070
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$1,900
Operating lease liabilities	8,170
$10,070

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
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet (see Note 19). On May 9, 2016 and December 15, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 15, 2022, and not on demand and the Company subordinated the promissory note in right of payment to the Convertible Notes (see Note 11).
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
Unconditional Purchase Obligations
In September 2016, the Company entered into a Second Amended and Restated Reseller Agreement for genomic and proteomic sequencing services and related bioinformatics and analysis services with NantOmics, with an effective date of June 19, 2015 (see Note 19).

In 2020, NantWorks entered into agreements with various vendors related to an enterprise resource planning (“ERP”) implementation project on behalf of its subsidiaries, including NantHealth. NantWorks bills the Company for its portion of these expenses through the Shared Services Agreement (see Note 19). The Company’s estimated unconditional purchase obligations total approximately $600 in 2021, $600 in 2022, and $100 in 2023.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Securities and Derivative Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825 ("Deora"). In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Patrick Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the Court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the Court certified the case as a class action. On October 23, 2019, the parties notified the Court that they had reached a settlement in principle to resolve the action on a class wide basis in the amount of $16,500, which was included in accrued and other current liabilities in the Consolidated Balance Sheet at December 31, 2019. The Court granted preliminary approval of the settlement on January 31, 2020. A hearing for final approval of the settlement was scheduled for June 15, 2020, but on June 5, 2020, the Court decided to take the final approval motion on submission, and on July 17, 2020, the Court directed Plaintiff’s counsel to submit evidence substantiating all costs incurred. The $16,500 settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by the Company’s insurance carriers, and a portion was by the Company. On September 10, 2020, the Court entered an order granting final approval of the settlement, and the order and settlement are now final.

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. The parties agreed to stay the case. During a status conference on February 4, 2021, the Court scheduled a further status conference for April 7, 2021 and stated that if Plaintiff does not voluntarily dismiss the action, the Court will entertain a motion to dismiss in light of the finalization of the Deora settlement. The Company believes that the claims lack merit and intends to vigorously defend the litigation.

In April 2018, two putative shareholder derivative actions, captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets (which Petersen subsequently withdrew), and unjust enrichment. A hearing on the defendants’ motion was held on September 25, 2019. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020. Discovery is now proceeding.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. In November 2018, a putative shareholder derivative action captioned Manuel v. Soon-Shiong was filed in the U.S. District Court for the District of Delaware. The complaints contain allegations similar to those in Deora but assert causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. On January 15, 2019, the Shen and Manuel actions were consolidated in a case captioned In re NantHealth, Inc. Derivative Litigation. The parties agreed to stay the consolidated case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery. The stay has been lifted due to the Delaware Court of Chancery's January 14, 2020 decision granting in part and denying in part the motion to dismiss. On October 5, 2020, an amended consolidated complaint was filed which brings claims only against Dr. Soon-Shiong for alleged violations of the federal securities laws and breach of fiduciary duty based on alleged misstatement or omissions in the Company’s 2017 and 2018 proxy statements and other public filings, and drops the prior claims against other current or former executive officers and directors of NantHealth. On December 4, 2020, defendant moved to dismiss the amended complaint. On February 2, 2021, plaintiffs filed an answering brief in opposition to defendant’s motion to dismiss.

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

In its Verified Complaint, and a contemporaneous notice of default that the Company disputed, PayPal alleged that the Company breached the Sublease Agreement. In addition, PayPal asserted claims for breach of the covenant of good faith and fair dealing, and violations of Massachusetts General Laws, Chapter 93A, sections 2 and 11, and sought a declaratory judgment recognizing and enforcing the terms of the Sublease Agreement. Among other relief, PayPal sought damages, treble damages, interest, costs, and attorneys’ fees.

On April 12, 2018, the Company filed its answer and jury demand in the action, denying liability. On October 9, 2018, the Company filed and served its amended answer and jury demand. That jury demand was later withdrawn by stipulation dated September 17, 2020.

On November 4, 2020, the Company and PayPal executed a settlement and release agreement pursuant to which the parties agreed to settle, without any admission of liability, all claims, issues, disputes and differences relating to this litigation in consideration by the Company of $1,600 to PayPal (the “Settlement Amount”), which amount was paid on November 19, 2020. The Company’s and PayPal’s counsel filed a stipulation of dismissal with prejudice with the Suffolk Superior Court, without attorneys’ fees or costs, and waiving all rights to appeal, which stipulation of dismissal was endorsed by the court and a final judgement entered on December 9, 2020.
Insurance Recoveries
The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at December 31, 2020 and 2019 was $253 and $16,627, respectively, and is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 15. Income Taxes
The amount of loss before taxes from continuing operations is as follows:

	Year Ended December 31,
	2020	2019
U.S. loss before taxes	(88,360)	(66,889)
Foreign income before taxes	368	490
Loss before income taxes	(87,992)	(66,399)

The components of the provision for income taxes are presented in the following table:

	Year Ended December 31,
	2020	2019
Current:
Federal	$(13)	$(14)
State	170	358
Foreign	66	101
Total current provision	223	445
Deferred:
Federal	(80)	335
State	46	(875)
Foreign	(3)	(17)
Total deferred benefit	(37)	(557)
Less: (Benefit from) provision for income taxes from discontinued operations, net	(261)	906
Provision for (benefit from) income taxes from continuing operations, net	$447	$(1,018)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

	Year Ended December 31,
	2020	2019
United States federal tax at statutory rate	21.00%	21.00%
Items affecting federal income tax rate:
State tax rate, net of federal benefit	3.44%	2.83%
Valuation allowance	(23.07)%	(23.38)%
Stock-based compensation	—%	(2.51)%
Other adjustments	(1.88)%	3.59%
Effective income tax rate	(0.51)%	1.53%

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company's financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Consistent with prior years, the Company expects to continue to generate net losses for the foreseeable future. The Company currently has significant federal and state deferred tax assets attributed to prior net operating losses and research and experimentation tax credits. These deferred tax assets are fully reserved. As the Company has never generated taxable income, the CARES Act feature allowing NOLs originating in 2018, 2019 or 2020 to be carried back five years is not expected to have a significant impact. There was no material impact from other provisions of the CARES Act during 2020.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On December 27, 2020, the United States enacted the Consolidated Appropriations Act, 2021 (the "Appropriations Act"). Included in the tax provisions are a number of items directly related to COVID-19 relief such as a provision allowing recipients of Paycheck Protection Program (PPP) loans to deduct associated costs and an extension and significant expansion of the employee retention credit originally enacted in the CARES Act. There was no material impact from the provisions of the Appropriations Act in 2020.

On June 29, 2020, the state of California enacted Assembly Bill No. 85 ("AB 85") suspending California net operating loss utilization and imposing a cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020, 2021 and 2022. There was no material impact from the provisions of AB 85 in 2020.
As of December 31, 2020 and 2019, the Company had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. The Company intends to continue to reinvest its foreign earnings indefinitely and does not expect to incur any significant taxes related to such amounts.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Deferred income tax assets:
Accounts payable and accrued expenses	$9,899	$7,336
163(j) interest limitation	6,903	5,392
Deferred revenue	88	1,461
Allowance for doubtful accounts	92	72
Property, plant and equipment, net	1,044	761
Intangibles	95	3,166
Investments	58,779	51,349
Stock-based compensation	713	719
Other	59	1,202
Operating lease liabilities	2,565	2,909
Net operating loss carryforwards	110,536	109,952
Less: Valuation allowance	(163,719)	(153,353)
Total deferred income tax assets	27,054	30,966
Deferred income tax liabilities:
State taxes	(6,750)	(6,633)
Intangible assets, net	(17,446)	(19,255)
Convertible notes	(1,549)	(3,017)
Deferred costs to obtain a customer contract	(351)	(302)
Capitalized labor costs	(520)	(980)
Other	(394)	(293)
Operating lease right-of-use assets	(1,897)	(2,155)
Total deferred income tax liabilities	(28,907)	(32,635)
Deferred income taxes, net	$(1,853)	$(1,669)

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, the Company concluded that except for the deferred tax liability recorded on amortization of certain goodwill due to its indefinite life and deferred tax liability in excess of deferred tax asset for certain separate state and city jurisdictions, it should record a full valuation allowance against all other net deferred income tax assets at December 31, 2020 and 2019 as none of these deferred income tax assets were more likely than not to be realized as of the balance sheet dates. However, the amount of the deferred income tax assets considered realizable may be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present. In addition, at December 31, 2020, the position of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital is $347.

A summary of activity in the valuation allowance deducted from deferred tax assets for the years ended December 31, 2020 and 2019 is as follows:

	Balance at beginning of the period	Additions (Adjustments)	Deductions	Balance at the end of the period
Year to Date December 31, 2020	$153,353	10,366	—	$163,719
Year to Date December 31, 2019	$140,788	12,565	—	$153,353

The Company records a tax benefit from uncertain tax positions only if it is more likely than not the tax position will be sustained with the taxing authority having full knowledge of all relevant information. The Company records a liability for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first period that the more-likely-than-not threshold is not met. As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, there are no material interest and penalties associated with unrecognized tax benefits recorded in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets. Any changes to unrecognized tax benefits recorded as of December 31, 2020 that are reasonably possible to occur within the next 12 months are not expected to be material.

The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2015 or prior; however, its tax attributes, such as NOL carryforwards and tax credits, are still subject to examination in the year they are used.

As of December 31, 2020, the Company had federal, state and foreign NOL carryforwards of $419,192, $300,581 and $0, respectively, available to offset taxable income in tax year 2021 and thereafter. Of the $419,192 in Federal NOL carryforwards, $64,858 can be carried forward indefinitely and the remaining NOL carryforwards start to expire in 2021. Of the $300,581 in state NOL carryforwards, $19,753 can be carried forward indefinitely and the remaining start to expire in 2021. Utilization of the NOL carryforwards is subject to annual limitations due to ownership changes that occurred or could occur in the future as provided by Section 382 of the Code, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the NOL carryforwards that can be utilized annually to offset future taxable income. The total NOL amounts above do not include the NOLs expected to expire.
Note 16. Stockholders’ Equity
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of December 31, 2020 and 2019, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of December 31, 2020 and 2019, there were no outstanding shares of preferred stock.

Note 17. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Year Ended December 31,
	2020	2019
Phantom units:
Cost of revenue	27	37
Selling, general and administrative	(23)	63
Research and development	36	28
Total phantom units stock-based compensation expense	40	128
Stock options:
Cost of revenue	100	23
Selling, general and administrative	1,688	465
Research and development	246	31
Total stock options stock-based compensation expense	2,034	519
Restricted stock units:
Cost of revenue	9	18
Selling, general and administrative	621	1,976
Research and development	23	67
Total restricted stock units stock-based compensation expense	653	2,061

Discontinued operations	(79)	78
Total stock-based compensation expense	2,648	2,786
Amount capitalized to internal-use software	97	134
Total stock-based compensation cost	$2,745	$2,920
Phantom Unit Plan
On March 31, 2015, the Company approved the NantHealth, LLC Phantom Unit Plan (the "Phantom Unit Plan"). The maximum number of phantom units that may be issued under the Phantom Unit Plan is equal to 11,590,909 minus the number of issued and outstanding Series C units of the Company. The grant date fair value of the phantom units is determined based on the closing price of the Company’s common stock on the NASDAQ Composite Index on the date of grant. All phantom units under the Phantom Unit Plan were fully vested as of December 31, 2020. Each grant of phantom units made to a participant under the Phantom Unit Plan vests over a requisite service period of 1 to 4 years, subject to completion of a liquidity event, and is subject to forfeiture upon termination of the participant’s continuous service to the Company for any reason. The Company’s IPO satisfied the liquidity event condition and the phantom units now entitle their holders to cash or noncash payments in an amount equal to the number of vested units held by that participant multiplied by the fair market value of one share of the Company’s common stock on the date each phantom unit vests. After the Company’s IPO, the Company will no longer issue any units under the Phantom Unit Plan.

The Company intends to settle all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities in the Consolidated Balance Sheets as of December 31, 2020 and 2019. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of vested phantom units, the Company issues recipients a net lower number of shares of common stock to satisfy tax withholding obligations and remitted a cash payment for the related withholding taxes.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the activity related to the unvested phantom units during the years ended December 31, 2020 and 2019:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested phantom units outstanding - December 31, 2018	588,852	$14.95
Vested	(427,608)	$14.49
Forfeited	(40,682)	$11.26
Unvested phantom units outstanding - December 31, 2019	120,562	$11.49
Vested	(111,699)	$11.32
Forfeited	(8,863)	$14.26
Unvested phantom units outstanding - December 31, 2020	—	$—

The total fair value of phantom units that vested during the years ended December 31, 2020 and 2019 totaled $279 and $240.

The Company has previously granted phantom units to employees of related companies who are providing services to the Company under the Shared Services Agreement with NantWorks (see Note 19) as well as certain consultants of the Company. No phantom units were granted during the years ended December 31, 2020 or 2019. All other grants of phantom units have been made to employees of the Company. Stock-based compensation expense for the phantom units issued to participants who are based outside of the United States is re-measured at the end of each reporting period until the awards vest. The Company uses the accelerated attribution method to recognize expense for all phantom units since the awards' vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.
During the years ended December 31, 2020 and 2019, the Company issued 64,048 and 270,554 shares, respectively, of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 36,238 and 143,292 shares, respectively, to satisfy tax withholding obligations. The Company made a cash payment of $100 and $81 to cover employee withholding taxes upon the settlement of these vested phantom units during the years ended December 31, 2020 and 2019, respectively.
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
In April 2018, the Company’s Board of Directors adopted and, in June 2018, the Company’s stockholders approved an amendment to the 2016 Plan, to reserve a further 6,800,000 shares of common stock for issuance pursuant to the 2016 Plan. In May 2020, the Company’s stockholders approved an amendment to the 2016 Plan, to reserve a further 12,000,000 shares of common stock for issuance pursuant to the 2016 Plan. Following the approval of the amendments, a total of 24,800,000 shares of common stock were reserved for issuance pursuant to the 2016 Plan.
The Company intends to settle all vested restricted stock unit payments held by United States-based participants, except for certain awards to the Chief Operating Officer, in shares of the Company’s common stock and the Company classify these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States, and those awards agreed with participants to be settled in cash, will be settled in cash and are classified within accrued and other current liabilities in the Consolidated Balance Sheets as of December 31, 2020 and 2019. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of restricted stock units, the Company issues recipients a net lower number of shares of common stock to satisfy tax withholding obligations and remitted a cash payment for the related withholding taxes.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Stock Options
Stock-based compensation expense is calculated based on the grant date fair value of the award and the attribution of that cost is being recognized ratably over requisite service periods of 1 to 4 years. Stock options expire ten years from the date of grant. The Company has utilized the Black-Scholes option-pricing model to determine the fair value of stock options based on the closing price of the Company’s common stock on the NASDAQ Composite Index on the date of grant.

The following table summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant-date fair value per share:

	Year Ended December 31,
	2020	2019
Expected volatility	71.94%	64.22%
Expected term to exercise from grant date	6.2 years	5.8 years
Risk-free rate	0.41%	1.50%
Expected dividend yield	—%	—%
Weighted-average grant-date fair value per share of options	$2.39	$0.38
The following table summarizes the activity related to stock options during the year ended December 31, 2020:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Stock options outstanding - December 31, 2018	—	$—
Granted	5,835,724	$0.56
Forfeited	(20,000)	$0.55
Stock options outstanding - December 31, 2019	5,815,724	$0.56
Granted	5,195,000	$3.76
Exercised	(260,600)	$0.55		$780
Forfeited	(725,000)	$1.03
Stock options outstanding - December 31, 2020	10,025,124	$2.19	9.1 years	$13,372
Stock options exercisable - December 31, 2020	2,811,374	$0.57	8.6 years	$7,477
As of December 31, 2020, the number, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of the Company's aggregate stock options that either had vested or are expected to vest approximate the corresponding amounts for stock options outstanding.
As of December 31, 2020, the Company had $11,460 of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 2.8 years.
The Company settles all exercised stock options by issuing shares of the Company's common stock without netting down the portion related to payroll withholding tax obligations.

Restricted Stock Units

The grant date fair value of the restricted stock units is determined based on the closing price of the Company’s common stock on the NASDAQ Composite Index on the date of grant. Each grant of restricted stock units made to a participant vests over a requisite service period of 1 to 4 years. The Company intends to settle all vested restricted stock unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities in the Consolidated Balance Sheets as of December 31, 2020 and 2019.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the activity related to the unvested restricted stock units during the years ended December 31, 2020 and 2019:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding - December 31, 2018	1,812,961	$2.74
Granted	60,000	$0.98
Vested	(904,096)	$2.67
Forfeited	(263,450)	$2.71
Unvested restricted stock units outstanding - December 31, 2019	705,415	$2.68
Granted	179,558	$1.81
Vested	(540,711)	$3.10
Forfeited	(90,954)	$1.41
Unvested restricted stock units outstanding - December 31, 2020	253,308	$1.64

Unrecognized compensation expense related to unvested restricted stock units was $276 at December 31, 2020, which is expected to be recognized as expense over the weighted-average period of 0.7 years.

The total fair value of RSUs that vested during the years ended December 31, 2020 and 2019 totaled $1,516 and $613.

During the years ended December 31, 2020 and 2019, the Company issued 391,738 and 642,520 shares, respectively, of common stock to participants of the 2016 Plan based in the United States, after withholding approximately 249,249 and 261,335 shares, respectively, to satisfy tax withholding obligations. The Company made a cash payment of $698 and $181 to cover employee withholding taxes upon the settlement of these vested restricted stock units during the years ended December 31, 2020 and 2019, respectively.
Note 18. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock attributable to NantHealth for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
	Common Stock	Common Stock
Net loss per share numerator:
Net loss from continuing operations	$(88,439)	$(65,381)
Net loss attributable to noncontrolling interests	(120)	—
Net loss from continuing operations attributable to NantHealth	(88,319)	(65,381)
Income from discontinued operations, net of tax, attributable to NantHealth	31,993	2,619
Net loss for basic and diluted net loss per share	$(56,326)	$(62,762)

Weighted-average shares for basic net loss per share	110,954,858	110,351,638
Effect of dilutive securities	—	—
Weighted-average shares for dilutive net loss per share	110,954,858	110,351,638

Basic and diluted net loss per share attributable to NantHealth:
Continuing operations - common stock	$(0.80)	$(0.59)
Discontinued operations - common stock	$0.29	$0.02
Total net loss per share - common stock	$(0.51)	$(0.57)

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2020	2019
Unvested restricted stock	—	—
Unvested phantom units	—	77,530
Unexercised stock options	10,025,124	5,815,724
Unvested restricted stock units	253,308	705,415
Convertible notes	8,815,655	8,815,655
Note 19. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the years ended December 31, 2020 and 2019, the Company recognized income of $162 and incurred expense of $1,318, respectively, in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates.
Related Party Receivables and Payables
As of December 31, 2020 and 2019, the Company had related party receivables, net of related party payables, of $1,854 and $1,931, respectively, primarily consisting of a receivable from Ziosoft KK of $1,477 and $1,658, respectively, which was related to the sale of Qi Imaging. As of December 31, 2020 and 2019, the Company had related party payables, net of related party receivables, and related party liabilities of $35,329 and $28,347, respectively, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below) and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

As the Company and Cambridge are controlled by the Company's Chairman and CEO, the acquisition was treated as a transaction between entities under common control. The Company recognized the assets and liabilities transferred under the Assignment Agreement at their carrying amounts on July 22, 2020 based on Cambridge's historical cost, including the effects of purchase accounting from the November 1, 2019 acquisition of OpenNMS by Cambridge. The transaction did not cause a material change in the reporting entity, and the Company has not retrospectively adjusted its previously issued financial statements. The consolidation of OpenNMS at July 22, 2020 increased the Company's revenue and net loss by $763 and $1,311, respectively, during the year ended December 31, 2020.

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
Amended Reseller Agreement
On June 19, 2015, the Company entered into a five and a half year exclusive Reseller Agreement with NantOmics for sequencing and bioinformatics services (the "Original Reseller Agreement"). NantOmics is a majority owned subsidiary of NantWorks and is controlled by the Company's Chairman and CEO. On May 9, 2016, the Company and NantOmics executed an Amended and Restated Reseller Agreement (the “Amended Reseller Agreement”), pursuant to which the Company received the worldwide, exclusive right to resell NantOmics’ quantitative proteomic analysis services, as well as related consulting and other professional services, to institutional customers (including insurers and self-insured healthcare providers) throughout the world. The Company retained its existing rights to resell NantOmics’ molecular analysis and bioinformatics services. Under the Amended Reseller Agreement, the Company is responsible for various aspects of delivering its sequencing and molecular analysis solutions, including patient engagement and communications with providers such as providing interpretations of the reports delivered to the physicians and resolving any disputes, ensuring customer satisfaction, and managing billing and collections. On September 20, 2016, the Company and NantOmics further amended the Amended Reseller Agreement (the "Second Amended Reseller Agreement"). The Second Amended Reseller Agreement permits the Company to use vendors other than NantOmics to provide any or all of the services that are currently being provided by NantOmics and clarifies that the Company is responsible for order fulfillment and branding.

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

The Company agreed to pay NantOmics noncancelable annual minimum fees of $2,000 per year for each of the calendar years from 2016 through 2020 and, subject to the Company exercising at least one of its renewal options described above. The Company was also required to pay annual minimum fees from 2021 through 2029. These annual minimum fees are no longer applicable with the execution of Amendment No. 3 to the Second Amended Reseller Agreement.

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
On December 31, 2020, the Company and NantOmics executed Amendment No. 3 to the Second Amended Reseller Agreement to automatically renew at the end of December 2020 for a non-exclusive renewal term and to waive the annual minimum fee for the 2020 calendar year.
As of December 31, 2020 and 2019, the Company had $3 and $126, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the years ended December 31, 2020 and 2019, direct costs of $51 and $2,000, respectively, were recorded as cost of revenue related to the Second Amended Reseller Agreement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Cambridge Purchase Agreement
On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge, an entity affiliated with the Company's Chairman and CEO, Dr. Patrick Soon-Shiong, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 11). The accrued and unpaid interest on the Convertible Notes held by Cambridge was $24 at both December 31, 2020 and 2019, as part of current related party payables, net in the Consolidated Balance Sheets.
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

Under these agreements, the Company did not record any revenue during the year ended December 31, 2020. Under these agreements, the Company recorded $475 of revenue during the year ended December 31, 2019. As of both December 31, 2020 and 2019, the Company had $110 of accounts receivable from related parties due to these agreements.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of NantCapital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note were originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of NantCapital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of NantCapital. On May 9, 2016, the promissory note with NantCapital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and NantCapital, to, among other things, extend the maturity date of the promissory note to June 15, 2022 and to subordinate the promissory note in right of payment to the Convertible Notes (see Note 11). No other terms of the promissory note were changed. As of December 31, 2020 and 2019, the total principal and interest outstanding on the promissory note amounted to $143,756 and $136,893, respectively. The accrued and unpaid interest on the promissory note was $31,090 and $24,227 at December 31, 2020 and 2019, respectively, included as part of noncurrent related party liabilities in the Consolidated Balance Sheets. The Company can request additional advances subject to NantCapital approval. There are no other stated restrictions or maximum commitment for advances. NantCapital has the option, but not the obligation, to require the Company to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by the Company, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of NantCapital.
On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The amendments also provided a maturity date for the promissory note of June 30, 2021. The Company can request additional advances subject to NantOmics approval. There are no other stated restrictions or maximum commitment for advances. As of December 31, 2020 and 2019, there was no outstanding balance on the promissory note.

On August 8, 2018, the Company executed a promissory note in favor of NantCapital, with a maturity date of June 15, 2022. On December 31, 2020, the Company and NantCapital executed an agreement to amend and restate the original promissory note

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

allowing the Company to request advances up a maximum commitment of $125,000 that bears interest at a per annum rate of 5.50%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the Convertible Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. The promissory note is subordinated to the Convertible Notes (see Note 11). The promissory note includes customary negative covenants. No advances have currently been made under the note. At December 31, 2020, the Company was in compliance with the covenants.
Note 20. Employee Retirement Plan
The Company has a qualified defined contribution plan (the “NantHealth 401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering eligible associates, including associates at certain of its subsidiaries. Associate contributions to the NantHealth 401(k) Plan are voluntary. The Company contributes a 100% match up to 3.0% of the participant’s eligible annual compensation, which contribution fully vests after three years of service. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. For the years ended December 31, 2020 and 2019, the Company’s total matching contributions to the NantHealth 401(k) Plan were $1,098 and $1,260, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders (the "Proxy Statement"), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.
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

Exhibits Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37792	3.1	August 15, 2016

3.2	Amended and Restated Bylaws.	10-Q	001-37792	3.2	August 15, 2016

4.1	Description of Securities					X

10.1.1+	Second Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of September 20, 2016, by and between the Registrant and NantOmics, LLC.	10-Q	001-37792	10.1	November 10, 2016

10.1.2+	Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of May 9, 2016, by and between the Registrant and NantOmics, LLC.	S-1/A	333-211196	10.1	June 1, 2016

10.1.3+	Amendment No. 2 to Second Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of April 23, 2019, by and between the Registrant and NantOmics, LLC.	10-Q	001-37792	10.1.2	May 9, 2019

10.1.4	Amendment No. 3 to Second Amended and Restated NantOmics Exclusive Reseller Agreement dated as of December 31, 2020.	8-K	001-37792	10.2	January 5, 2021

10.2+	NantHealth License Agreement, dated June 19, 2015, by and between the Registrant and NantOmics, LLC, as amended.	S-1/A	333-211196	10.2	June 1, 2016

10.3#	2016 Equity Incentive Plan, as Amended and Restated, and related form agreement.	S-8	333-239326	99.1	June 19, 2020

10.4#	2016 Executive Incentive Compensation Plan.	S-1	333-211196	10.13	May 6, 2016

10.5	Amended and Restated Promissory Note, between Registrant and Nant Capital LLC, dated May 9, 2016.	S-1/A	333-211196	10.18	May 11, 2016

10.6	Amended and Restated Promissory Note, between Registrant and NantOmics, LLC, dated May 23, 2016.	S-1/A	333-211196	10.19	May 24, 2016

10.7	Side Letter Agreement, between Registrant and NantWorks, LLC, dated May 22, 2016.	S-1/A	333-211196	10.21	May 23, 2016

10.8	Indenture, dated December 21, 2016, between NantHealth, Inc. and U.S. Bank National Association.	8-K	001-37792	10.2	December 21, 2016

10.9	Form of 5.50% Convertible Senior Note due 2021 (included in Exhibit 4.1).	8-K	001-37792	4.1	December 21, 2016

10.10	Purchase Agreement, dated December 15, 2016, by and among NantHealth, Inc. and J.P. Morgan Securities LLC and Jefferies LLC, as representative of the initial purchasers named therein.	8-K	001-37792	10.1	December 21, 2016

10.11	Purchase Agreement, dated December 15, 2016, by and between NantHealth, Inc. and Cambridge Equities, L.P.	8-K	001-37792	10.2	December 21, 2016

10.12	Second Amended and Restated Promissory Note, dated December 15, 2016, by and between NantHealth, Inc. and Nant Capital LLC.	8-K	001-37792	10.3	December 21, 2016

10.13	Asset Purchase Agreement dated as of August 3, 2017, between Allscripts Healthcare Solutions, Inc. and NantHealth Inc.	8-K	001-37792	2.1	August 31, 2017

10.14+	Amendment No.1 to Second Amended and Restated Reseller Agreement, dated December 18, 2017, by and between NantHealth, Inc. and NantOmics, LLC.	10-K	001-37792	10.14	March 16, 2018

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith
10.15	Assignment Agreement, dated February 1, 2018, by and between the Company and NantOmics, LLC.	10-Q/A	001-37792	10.1	July 11, 2018

10.16	Promissory note dated August 8, 2018, by the Company to the benefit of Nant Capital, LLC.	10-Q	001-37792	10.1	August 9, 2018

10.17#	Amended and Restated Consulting Agreement dated September 12, 2018, between the Company and Mr. Bob Petrou	10-Q	001-37792	10.2	November 21, 2018

10.18***	Asset Purchase Agreement dated as of January 13, 2020, among Masimo Corporation and VCCB Holdings, Inc., and NantHealth, Inc.	10-K	001-37792	2.1	February 28, 2020

10.19	Open NMS Assignment Agreement, dated as of July 22, 2020, between the Registrant and Cambridge Equities, LP.	10-Q	001-37792	2.1	August 7, 2020

10.20	Amended and Restated Promissory Note by and between the Company and Nant Capital, LLC dated as of December 31, 2020.	8-K	001-37792	10.1	January 5, 2021

21.1	Subsidiaries					X

23.1	Consent of Ernst & Young LLP					X

24.1	Power of Attorney (Contained on Signature Page to this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

NantHealth, Inc.

Date:	February 26, 2021

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
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

Signature	Title	Date

/s/ Patrick Soon-Shiong	Chairman, Chief Executive Officer and Director	February 26, 2021
Patrick Soon-Shiong	(Principal Executive Officer)

/s/ Bob Petrou	Chief Financial Officer	February 26, 2021
Bob Petrou	(Principal Financial and Accounting Officer)

/s/ Michael S. Sitrick	Director	February 26, 2021
Michael S. Sitrick

/s/ Kirk K. Calhoun	Director	February 26, 2021
Kirk K. Calhoun

/s/ Michael Blaszyk	Director	February 26, 2021
Michael Blaszyk

/s/ Deanna Wise	Director	February 26, 2021
Deanna Wise