Form 10-Q
period 2021-03-31
NantHealth, Inc.
filed 2021-05-07
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2021, the registrant had 113,400,267 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended March 31, 2021

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as GPS Cancer, Omics Core, NaviNet, Eviti, NaviNet Open, Eviti Connect, OpenNMS, and other marks relating to our product lines are used in this Quarterly Report on Form 10-Q. Solely for convenience, the trademarks and service marks referred to in this Quarterly Report on Form 10-Q are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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
•our ability to generate revenue from sales of products enabled by our molecular and analysis platforms to physicians in clinical settings;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,810	$22,787
Accounts receivable, net	4,705	3,273
Related party receivables, net	990	1,031
Prepaid expenses and other current assets	4,549	3,504
Total current assets	21,054	30,595
Property, plant, and equipment, net	12,859	13,102
Goodwill	98,333	98,333
Intangible assets, net	45,737	47,969
Related party receivable, net of current	858	823
Operating lease right-of-use assets	7,193	7,539
Other assets	1,932	1,927
Total assets	$187,966	$200,288

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,598	$5,122
Accrued and other current liabilities	15,832	13,975
Deferred revenue	1,217	1,166
Related party payables, net	4,092	4,238
Notes payable	—	268
Related party convertible note, net	9,963	9,411
Convertible notes, net	96,095	90,578
Total current liabilities	128,797	124,758
Deferred revenue, net of current	611	393
Related party liabilities	32,860	31,091
Related party promissory note	112,666	112,666
Deferred income taxes, net	1,752	1,853
Operating lease liabilities	7,723	8,170
Other liabilities	35,198	32,757
Total liabilities	319,607	311,688
Commitments and Contingencies (Note 14)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 111,366,133 and 111,284,733 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	11	11
Additional paid-in capital	878,241	891,583
Accumulated deficit	(1,010,046)	(1,003,210)
Accumulated other comprehensive loss	(140)	(168)
Total NantHealth stockholders' deficit	(131,934)	(111,784)
Noncontrolling interests	293	384
Total stockholders' deficit	(131,641)	(111,400)
Total liabilities and stockholders' deficit	$187,966	$200,288

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Software-as-a-service related	$15,757	$18,121
Maintenance	383	—
Professional services	27	—
Total software-related revenue	16,167	18,121
Sequencing and molecular analysis	3	59
Total net revenue	16,170	18,180

Cost of Revenue:
Software-as-a-service related	5,535	5,701
Maintenance	207	—
Professional services	7	—
Amortization of developed technologies	1,247	1,143
Total software-related cost of revenue	6,996	6,844
Sequencing and molecular analysis	47	352
Total cost of revenue	7,043	7,196

Gross Profit	9,127	10,984

Operating Expenses
Selling, general and administrative	12,502	12,427
Research and development	5,013	3,550
Amortization of acquisition-related assets	985	867
Total operating expenses	18,500	16,844

Loss from operations	(9,373)	(5,860)
Interest expense, net	(3,568)	(4,657)
Other (expense) income, net	(2,570)	3,454
Loss from related party equity method investment	—	(1,784)
Loss from continuing operations before income taxes	(15,511)	(8,847)
(Benefit from) provision for income taxes	(8)	93
Net loss from continuing operations	(15,503)	(8,940)
Income from discontinued operations, net of tax attributable to NantHealth	4	32,005
Net (loss) income	(15,499)	23,065
Net loss attributable to noncontrolling interests	(91)	—
Net (loss) income attributable to NantHealth	$(15,408)	$23,065

Basic and diluted net (loss) income per share attributable to NantHealth:
Continuing operations - common stock	$(0.14)	$(0.08)
Discontinued operations - common stock	$—	$0.29
Total net (loss) income per share - common stock	$(0.14)	$0.21

Weighted average shares outstanding
Basic and diluted - common stock	111,319,061	110,619,780

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(15,499)	$23,065
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	28	(188)
Total other comprehensive income (loss)	28	(188)
Comprehensive (loss) income	(15,471)	22,877
Less: Comprehensive loss attributable to noncontrolling interests	91	—
Comprehensive (loss) income attributable to NantHealth	$(15,380)	$22,877

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Noncontrolling Interests	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2020	111,284,733	$11	$891,583	$(1,003,210)	$(168)	$(111,784)	$384	$(111,400)
Modified retrospective adjustment on adoption of ASU No. 2020-06 (Note 2)	—	—	(14,318)	8,572	—	(5,746)	—	(5,746)
Stock-based compensation cost	—	—	912	—	—	912	—	912
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	81,400	—	64	—	—	64	—	64
Other comprehensive income	—	—	—	—	28	28	—	28
Net loss	—	—	—	(15,408)	—	(15,408)	(91)	(15,499)
Balance at March 31, 2021	111,366,133	$11	878,241	$(1,010,046)	$(140)	$(131,934)	$293	$(131,641)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Noncontrolling Interests	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2019	110,619,678	$11	$889,955	$(946,884)	$(218)	$(57,136)	$—	$(57,136)
Stock-based compensation cost	—	—	668	—	—	668	—	668
Other comprehensive loss	—	—	—	—	(188)	(188)	—	(188)
Net income	—	—	—	23,065	—	23,065	—	23,065
Balance at March 31, 2020	110,619,678	$11	$890,623	$(923,819)	$(406)	$(33,591)	$—	$(33,591)

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020 (2)
Cash flows from operating activities:
Net (loss) income	$(15,499)	$23,065
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of businesses	—	(32,211)
Depreciation and amortization	3,803	4,271
Amortization of debt discounts and deferred financing offering cost	323	1,542
Change in fair value of derivatives liability	(4)	5
Change in fair value of Bookings Commitment	2,463	(3,128)
Stock-based compensation	887	653
Deferred income taxes, net	(101)	(227)
Provision for bad debt expense	11	6
Loss from related party equity method investment	—	1,784
Changes in operating assets and liabilities:
Accounts receivable, net	(1,443)	937
Inventories	—	(18)
Related party receivables, net	6	—
Prepaid expenses and other current assets	(48)	15,444
Accounts payable	(3,524)	(282)
Accrued and other current liabilities	1,833	(14,884)
Deferred revenue	269	(1,433)
Related party payables, net	1,652	1,937
Change in operating lease right-of-use assets and liabilities	(99)	(95)
Other assets and liabilities	(221)	(109)
Net cash used in operating activities	(9,692)	(2,743)
Cash flows from investing activities:
Net proceeds from sale of business	—	46,401
Purchases of property and equipment, including internal-use software	(1,141)	(935)
Net cash (used in) provided by investing activities	(1,141)	45,466
Cash flows from financing activities:
Repayments of insurance promissory note and notes payable	(268)	(238)
Proceeds from exercises of stock options	64	—
Net cash used in financing activities	(204)	(238)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(11)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,034)	42,474
Cash, cash equivalents and restricted cash, beginning of period (1)	24,162	6,379
Cash, cash equivalents and restricted cash, end of period (1)	$13,128	$48,853

(1) Cash and cash equivalents included restricted cash of $1,375 and $2,318 at December 31, 2020 and March 31, 2021, respectively, and $1,136 and $1,375 at December 31, 2019 and March 31, 2020, respectively. Restricted cash is included in prepaid expenses and other current assets and other assets and consists of funds that are contractually restricted as to usage or withdrawal related to the Company's performance bond related to a contract with a customer, security deposits in the form of standby letters of credit for leased facilities, and funds previously held in an escrow account related to the sale of the Connected Care Business (see Note 4). No amounts have been drawn upon the letters of credit as of March 31, 2021.
(2) The statements for the three months ended March 31, 2020 include the Connected Care Business (see Note 4).
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

On February 3, 2020, the Company sold certain of its assets related to its Connected Care Business (see Note 4).

The divestiture enables the Company to focus on its core competencies of clinical decision support, payer engagement, molecular analysis, and data analytics.

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

As of March 31, 2021, the Company conducted the majority of its operations in the United States, Canada, and the United Kingdom.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 pandemic. Many jurisdictions, in North America (including the United States), Europe and Asia, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 pandemic, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited social mobility and gathering. To date, there has been no material adverse impact to the Company's business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on the Company and its contractors, consultants, customers, resellers and partners is unknown at this time.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Consolidated Financial Statements include the accounts of NantHealth and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operations. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission ("SEC"), these Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2020. The results of operations of the entities disposed of are included in the unaudited Consolidated Financial Statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. The accompanying Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited Consolidated Financial Statements at that date. Assets and liabilities of the discontinued operations are presented separately in the asset and liability sections of the prior period balance sheet. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company believes its existing cash, cash equivalents and its ability to borrow from affiliated entities will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements. The Company continues to have its Chairman and CEO’s intent and ability to support the Company’s operations with additional funds as required. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. The Company may also consider selling off components of its business. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“Nant Capital”) and its convertible notes, the sale of its common stock, and proceeds from the sale of components of its business.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models which require separate accounting for embedded conversion features. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. ASU No. 2020-06 is effective for fiscal periods beginning after December 15, 2023. The Company early adopted ASU 2020-06 on a modified retrospective basis on January 1, 2021. The cumulative effect of the adoption on accumulated deficit and additional paid-in capital was a decrease of $8,572 and $14,318, respectively, on January 1, 2021. Under the new guidance, the Company will record less noncash interest expense going forward as the cash conversion model that was previously applied is now eliminated.
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

Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three months ended March 31, 2021 and 2020, there were revenues of $538 and $1,828 recognized, respectively, that were included in the deferred revenue balance at the beginning of the period.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $1,024 at March 31, 2021 and $1,321 at December 31, 2020. During the three months ended March 31, 2021 and 2020, the Company recorded amortization of $160 and $242, respectively.

Where management is not able to conclude that the costs of a contract will be recovered, costs to obtain the contract are expensed as incurred.
Remaining Performance Obligations
As of March 31, 2021, the Company has allocated a total transaction price of $2,543 to unfulfilled performance obligations that are expected to be fulfilled within 10 years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

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

The operating results of the Company's discontinued operation were as follows:

Three Months Ended March 31,
2020
Major classes of line items constituting pretax income (loss) of discontinued operations
Net revenue	$1,165
Cost of revenue	(467)
Selling, general and administrative	(524)
Research and development	(592)
Other expense, net	(5)
Pretax loss from discontinued operations related to major classes of pretax income (loss)	(423)
Pretax gain on sale of the Connected Care Business	32,211
Total pretax income from discontinued operations	31,788
Benefit from income taxes	(223)
Total gain from discontinued operations, net of tax	$32,011

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The significant operating and investing cash and noncash items of the discontinued operation included on the Consolidated Statements of Cash Flows were as follows:

Three Months Ended March 31,
2020
Cash flows from operating activities:
Depreciation and amortization	$10
Gain on sale of the Connected Care Business	32,211
Cash flows from investing activities:
Net proceeds from sale of the Connected Care Business	$46,401
Purchases of property and equipment, including internal-use software	76
Note 5. Accounts Receivable, net
Accounts receivable are included in the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2021 and December 31, 2020 was $33 and $44, respectively.
Note 6. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Prepaid expenses	$2,593	$2,268
Restricted cash	1,180	238
Other current assets	776	998
Prepaid expenses and other current assets	$4,549	$3,504

Accrued and other current liabilities as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Accrued payroll and related costs	$8,235	$7,247
Operating lease liabilities	1,900	1,900
Other accrued and other current liabilities	5,697	4,828
Accrued and other current liabilities	$15,832	$13,975

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 7. Property, Plant and Equipment, net
Property, plant and equipment, net as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Computer equipment and software	$12,287	$12,332
Furniture and equipment	1,168	1,168
Leasehold improvements	4,286	4,282
Property, plant, and equipment, excluding internal-use software, gross	17,741	17,782
Less: Accumulated depreciation and amortization	(13,225)	(12,837)
Property, plant and equipment, excluding internal-use software, net	4,516	4,945
Internal-use software	39,303	38,488
Construction in progress - Internal-use software	1,975	1,616
Less: Accumulated depreciation and amortization, internal-use software	(32,935)	(31,947)
Internal-use software, net	8,343	8,157
Property, plant and equipment, net	$12,859	$13,102

Depreciation expense from continuing operations was $1,411 for the three months ended March 31, 2021, of which $989 related to internal-use software costs. Depreciation and amortization expense from continuing operations was $2,008 for the three months ended March 31, 2020, of which $1,635 related to internal-use software costs.

Amounts capitalized to internal-use software related to continuing operations for the three months ended March 31, 2021 and 2020 were $890 and $1,210, respectively.
Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Customer relationships	$53,000	$53,000
Developed technologies	34,500	34,500
Trade name	3,300	3,300
Installed user base	1,400	1,400
Intangible assets, gross	92,200	92,200
Less: Accumulated amortization	(46,463)	(44,231)
Intangible assets, net	$45,737	$47,969

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three months ended March 31, 2021 and 2020 was $2,232 and $2,010, respectively.

At July 22, 2020, the Company recorded $5,200 of definite-lived intangible assets and accumulated amortization of $647 related to the assignment of OpenNMS (see Note 19). These intangible assets are amortized over a period of 4 to 6 years.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of March 31, 2021 is as follows:

Amounts
Remainder of 2021	$6,697
2022	8,930
2023	4,346
2024	4,283
2025	4,147
2026	3,467
Thereafter	13,867
Total future intangible amortization expense	$45,737
Note 9. Goodwill
Goodwill as of both March 31, 2021 and December 31, 2020 was $98,333, net of goodwill allocated to the discontinued operation of $18,623 during 2020. The goodwill allocated to the discontinued operation was based on the fair value of the Connected Care Business as a percentage of the total fair value of the Connected Care Business and the Company that remains after the sales transaction (see Note 4).

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Pertaining to the Company's share of NantOmics' income or loss, amortization of basis differences, and other-than-temporary impairments, for the three months ended March 31, 2020, the Company recognized losses of $1,784. The Company did not recognize any income or losses during the three months ended March 31, 2021.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. As the Company's equity method investment in NantOmics was reduced to zero during the second quarter of 2020, the Company no longer applies the equity method as NantOmics continued to generate net losses.

The Company used the following summarized financial information for NantOmics for the three months ended December 31, 2019, to record its equity method losses for the three months ended March 31, 2020:

Revenues	$223
Gross loss	(1,163)
Loss from operations	(3,856)
Net loss	(1,360)
Net loss attributable to NantOmics	(1,329)
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
In connection with the offering of the Convertible Notes, on December 15, 2016, the Company entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to June 15, 2022 and to subordinate such promissory note in right of payment to the Convertible Notes (see Note 19).
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

The Company accounted for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by recording the liability and equity components of the convertible debt separately. The liability component was computed based on the fair value of a similar liability that does not include the conversion option. The liability component included both the value of the embedded interest make-whole derivative and the carrying value of the Convertible Notes. The equity component was computed based on the total debt proceeds less the fair value of the liability component. The equity component was also recorded as debt discount and amortized as interest expense over the expected term of the Convertible Notes.
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
The Company adopted ASU No. 2020-06 on January 1, 2021 through a modified retrospective method of transition, which eliminated the separation model for convertible debt with a cash conversion feature, resulting in less noncash interest expense going forward (see Note 2). The cumulative effect of the adoption on January 1, 2021 was a decrease of $5,746 to unamortized debt discount and deferred financing offering costs. The debt discounts and deferred financing offering costs on the Convertible Notes are being amortized to interest expense over the contractual terms of the Convertible Notes, using the effective interest method at an effective interest rate of 6.78%.
As of March 31, 2021, the remaining life of the Convertible Notes is approximately 9 months.

On April 13, 2021, Highbridge and Cambridge each agreed to exchange $5,000 of its $36,945 and $10,000 in existing convertible notes, respectively, for shares of the Company’s common stock, par value $0.0001, pursuant to the Exchange Agreement (see Note 20).

The following table summarizes how the issuance of the Convertible Notes is reflected in the Company's Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Related Party	Others	Total
Balance as of March 31, 2021
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(37)	(905)	(942)
Net carrying amount	$9,963	$96,095	$106,058

Balance as of December 31, 2020
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(589)	(6,422)	(7,011)
Net carrying amount	$9,411	$90,578	$99,989

The following tables set forth the Company's interest expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended March 31, 2021
	Related Party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471
Amortization of debt discounts	8	76	84
Amortization of deferred financing offering costs	5	234	239
Total convertible notes interest expense	$150	$1,644	$1,794

	Three Months Ended March 31, 2020
	Related Party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471
Amortization of debt discounts	127	1,238	1,365
Amortization of deferred financing offering costs	3	174	177
Total convertible notes interest expense	$267	$2,746	$3,013

Note 12. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$35,114	$—	$—	$35,114

	December 31, 2020
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$32,651	$—	$—	$32,651
Interest make-whole derivative	4	—	—	4

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

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. The Company also agreed that Allscripts shall receive at least $500 per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, the Company shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. As of both March 31, 2021 and December 31, 2020, the accrued Annual Minimum Commitment was $1,200. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement.

The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business, using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 8% and 10% at March 31, 2021 and between 10% and 11% at December 31, 2020. The change in fair value is recorded within other income (expense), net in the Company's Consolidated Statements of Operations.

The fair value of the Bookings Commitment is dependent on management's estimate of the probability of success on individual opportunities and the cost of debt applied in discounting the liability. The higher the probability of success on each opportunity, the lower the fair value of the Bookings Commitment liability. The lower the cost of debt applied, the higher the value of the liability.

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at March 31, 2021, the fair value of the liability would increase by $4,511.
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

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2021:

	December 31, 2020	Transfers in (out)	Change in fair value recognized in earnings	March 31, 2021
Liabilities
Interest make-whole derivative - related party and others	$4	$—	$(4)	$—
Bookings Commitment	32,651	—	2,463	35,114
	$32,655	$—	$2,459	$35,114
Fair Value of Convertible Notes held at amortized cost
As of March 31, 2021 and December 31, 2020, the fair value and carrying value of the Company's Convertible Notes were:

	Fair value	Carrying value	Face value
5.5% convertible senior notes due December 15, 2021:
Balance as of March 31, 2021
Related party	$9,896	$9,963	$10,000
Others	95,991	96,095	97,000
	$105,887	$106,058	$107,000
Balance as of December 31, 2020
Related party	$9,553	$9,411	$10,000
Others	92,660	90,578	97,000
	$102,213	$99,989	$107,000

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 13. Leases
Future minimum lease payments under the Company's operating leases at March 31, 2021 were:

Maturity Analysis	Amounts
Remainder of 2021	$2,147
2022	2,683
2023	2,691
2024	2,537
2025	684
2026	613
Thereafter	1,087
Total future minimum lease payments	12,442
Less: imputed interest	(2,819)
Total	$9,623
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$1,900
Operating lease liabilities	7,723
$9,623
Note 14. Commitments and Contingencies
The Company's principal commitments consist of obligations under its outstanding debt obligations, noncancelable leases for its office space, data centers and certain equipment and vendor contracts to provide research services, and purchase obligations under license agreements and reseller agreements.
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of Nant Capital to fund the acquisition of NaviNet (see Note 19). On May 9, 2016 and December 15, 2016, the promissory note with Nant Capital was amended to provide that all outstanding principal and accrued interest is due and payable on June 15, 2022, and not on demand and the Company subordinated the promissory note in right of payment to the Convertible Notes (see Note 11). On April 27, 2021, in connection with the issuance of the 2026 Notes, the Company entered into a Third Amended and Restated Promissory Note (see Note 20).
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

On April 27, 2021, the Company entered into the 2021 Indenture by and among the Company, the Guarantor and the Trustee pursuant to which NantHealth issued the 2026 Notes (see Note 20).
Unconditional Purchase Obligations
In 2020, NantWorks entered into agreements with various vendors related to an enterprise resource planning (“ERP”) implementation project on behalf of its subsidiaries, including NantHealth. NantWorks bills the Company for its portion of these expenses through the Shared Services Agreement (see Note 19). As of March 31, 2021, the Company’s estimated unconditional purchase obligations total approximately $500 for the remainder of 2021, $600 in 2022, and $100 in 2023. During the three months ended March 31, 2021, the Company made payments of approximately $111 for the amounts purchased related to the unconditional purchase obligations for the ERP implementation project.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Regulatory Matter
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

In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. At a case management conference on December 3, 2019, the parties informed the court of the pending settlement of the federal class action in the Deora action. During a status conference on February 4, 2021, the Court scheduled a further status conference for April 7, 2021 and stated that if Plaintiff did not voluntarily dismiss the action, the Court would entertain a motion to dismiss in light of the finalization of the Deora settlement. Plaintiff filed an unopposed request for voluntarily dismissal on March 15, 2021. On March 22, 2021, the court issued an order granting plaintiff’s request and dismissing the action with prejudice.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
In April 2018, two putative shareholder derivative actions, captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in the Deora action but asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets (which Petersen subsequently withdrew), and unjust enrichment. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020. Discovery commenced and the action remains pending.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. In November 2018, a putative shareholder derivative action captioned Manuel v. Soon-Shiong was filed in the U.S. District Court for the District of Delaware. The complaints contain allegations similar to those in the Deora action but also asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The Company is named solely as a nominal defendant. On January 15, 2019, the Shen and Manuel actions were consolidated in a case captioned In re NantHealth, Inc. Derivative Litigation. The parties agreed to stay the consolidated case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery. The stay was lifted after the Delaware Court of Chancery's January 14, 2020 decision granting in part and denying in part the motion to dismiss. On October 5, 2020, an amended consolidated complaint was filed which brings claims only against Dr. Soon-Shiong for alleged violations of the federal securities laws and breach of fiduciary duty based on alleged misstatement or omissions in the Company’s 2017 and 2018 proxy statements and other public filings. On December 4, 2020, defendant moved to dismiss the amended complaint. On February 2, 2021, plaintiffs filed an answering brief in opposition to defendant’s motion to dismiss. On March 18, 2021, defendant filed a reply brief in further support of his motion to dismiss the amended complaint.
Insurance Recoveries
The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at March 31, 2021 and December 31, 2020 was $98 and $253, respectively, and is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

Note 15. Income Taxes

Income taxes for the three months ended March 31, 2021 and 2020 from continuing operations was a benefit of $8 and a provision of $93, respectively. The (benefit from) provision for income taxes for the three months ended March 31, 2021 and 2020 from continuing operations included an income tax (benefit) provision for the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three months ended March 31, 2021 and 2020 from continuing operations were a benefit of 0.05% and a provision of 1.05%, respectively. The effective tax rates for the three months ended March 31, 2021 and 2020 differed from the U.S. federal statutory rates of 21% primarily as a result of a valuation allowance on the Company's deferred tax assets.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The Company has evaluated all available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. If/when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company has recently completed an IRS audit for the tax year 2016 with no adjustments. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2015 or prior, however, its tax attributes, such as net operating loss (“NOL”) carryforwards and tax credits, are still subject to examination in the year they are used.
Note 16. Stockholders’ Equity
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of March 31, 2021 and December 31, 2020, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of March 31, 2021, and December 31, 2020, there were no outstanding shares of preferred stock.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 17. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
Phantom units:
Cost of revenue	$—	$16
Selling, general and administrative	—	9
Research and development	—	17
Total phantom units stock-based compensation expense	—	42
Stock options:
Cost of revenue	42	15
Selling, general and administrative	698	237
Research and development	98	24
Total stock options stock-based compensation expense	838	276
Restricted stock units:
Cost of revenue	—	7
Selling, general and administrative	49	389
Research and development	—	18
Total restricted stock units stock-based compensation expense	49	414

Discontinued operations	—	(79)
Total stock-based compensation expense	887	653
Amount capitalized to internal-use software	25	19
Total stock-based compensation cost	$912	$672
2016 Equity Incentive Plan
Stock Options
The following table summarizes the activity related to stock options during the three months ended March 31, 2021:

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding - December 31, 2020	10,025,124	$2.19
Exercised	(103,900)	$0.55
Forfeited	(242,500)	$3.05
Stock options outstanding - March 31, 2021	9,678,724	$2.18
Stock options exercisable - March 31, 2021	2,707,474	$0.57
As of March 31, 2021, the Company had $10,111 of unrecognized stock-based compensation expense related to stock options. This cost is expected to be recognized over a weighted-average period of 2.5 years.
The Company settles all exercised stock options by issuing shares of the Company's common stock without netting down the portion related to payroll withholding tax obligations.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Restricted Stock Units
The following table summarizes the activity related to the unvested restricted stock units during the three months ended March 31, 2021:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted stock units outstanding - December 31, 2020	253,308	$1.64
Vested	(59,853)	$1.81
Unvested restricted stock units outstanding - March 31, 2021	193,455	$1.59
As of March 31, 2021, the Company had $227 of unrecognized stock-based compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted-average period of 0.5 years.
During the three months ended March 31, 2021, the Company issued 59,853 shares of common stock to participants of the 2016 Plan based in the United States.
Note 18. Net (Loss) Income Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net (loss) income per share of common stock attributable to NantHealth for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	Common Stock	Common Stock
Net (loss) income per share numerator:
Net loss from continuing operations	$(15,503)	$(8,940)
Net loss attributable to noncontrolling interests	(91)	—
Net loss from continuing operations attributable to NantHealth	(15,412)	(8,940)
Income from discontinued operations attributable to NantHealth	4	32,005
Net (loss) income attributable to NantHealth for basic and diluted net loss per share	$(15,408)	$23,065
Weighted-average shares for basic and diluted net (loss) income per share	111,319,061	110,619,780

Basic and diluted net (loss) income per share attributable to NantHealth:
Continuing operations - common stock	$(0.14)	$(0.08)
Discontinued operations - common stock	$—	$0.29
Total net (loss) income per share - common stock	$(0.14)	$0.21

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2021	2020
Unvested phantom units	—	115,108
Unvested restricted stock units	193,455	874,019
Unexercised stock options	9,678,724	5,545,724
Convertible notes	8,815,655	8,815,655

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 19. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three months ended March 31, 2021, the Company recognized $106 of expenses in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. During the three months ended March 31, 2020, the Company incurred $486 of expenses recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates.
Related Party Receivables and Payables
As of March 31, 2021 and December 31, 2020, the Company had related party receivables of $1,848 and $1,854, respectively, primarily consisting of a receivable from Ziosoft KK of $1,477 in both periods, which was related to the sale of Qi Imaging. As of March 31, 2021 and December 31, 2020, respectively, the Company had related party payables and related party liabilities of $36,952 and $35,329, respectively, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below), and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

The Company agreed to pay NantOmics noncancelable annual minimum fees of $2,000 per year for each of the calendar years from 2016 through 2020 and, subject to the Company exercising at least one of its renewal options described above. The Company was also required to pay annual minimum fees to from 2021 through 2029. These annual minimum fees are no longer applicable with the execution of Amendment No. 3 to the Second Amended Reseller Agreement.
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
On December 31, 2020, the Company and NantOmics executed Amendment No. 3 to the Second Amended Reseller Agreement to automatically renew at the end of December 2020 for a non-exclusive renewal term and to waive the annual minimum fee for the 2020 calendar year and calendar years 2021 through 2023.

As of March 31, 2021 and December 31, 2020, the Company had $0 and $3, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three months ended March 31, 2021, direct costs of $0 were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three months ended March 31, 2020, direct costs of $36 were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge, an entity affiliated with the Company's Chairman and CEO, Dr. Patrick Soon-Shiong, to issue and sell $10,000 in aggregate principal amount of the Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 11). The accrued and unpaid interest on the Convertible Notes held by Cambridge was $162 and $24 at March 31, 2021 and December 31, 2020, respectively, as part of current related party payables, net in the Consolidated Balance Sheets. On April 13, 2021, Cambridge agreed to exchange $5,000 of its $10,000 in Convertible Notes due 2021 for shares of the Company’s common stock, par value $0.0001 (see Note 20).

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

During both the three months ended March 31, 2021 and 2020, the Company did not record any revenue under these agreements. As of both March 31, 2021 and December 31, 2020, the Company had accounts receivable from related parties due to these agreements of $110.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of Nant Capital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note were originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of Nant Capital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of Nant Capital. On May 9, 2016, the promissory note with Nant Capital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to June 15, 2022 and to subordinate the promissory note in right of payment to the Convertible Notes (see Note 11). No other terms of the promissory note were changed. As of March 31, 2021 and December 31, 2020, the total principal and interest outstanding on the promissory note amounted to $145,526 and $143,756, respectively. The accrued and unpaid interest on the promissory note as of March 31, 2021 and December 31, 2020 was $32,860 and $31,090, respectively, included as part of noncurrent related party liabilities in the Consolidated Balance Sheets. The Company can request additional advances subject to Nant Capital approval. There are no other stated restrictions or maximum commitment for advances. Nant Capital has the option, but not the obligation, to require the Company to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by the Company, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2026 Notes, the Company entered into a Third Amended and Restated Promissory Note (see Note 20).

On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The amendments also provided a maturity date for the promissory note of June 30, 2021. The Company can request additional advances subject to NantOmics approval. There are no other stated restrictions or maximum commitment for advances. As of March 31, 2021, there was no outstanding balance on the promissory note. On April 26, 2021, in connection with the issuance of the 2026 Notes, the Company and NantOmics entered into an agreement to terminate the promissory note (see Note 20).

On August 8, 2018, the Company executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, the Company and Nant Capital executed an agreement to amend and restate the original promissory note allowing the Company to request advances up a maximum commitment of $125,000 that bears interest at a per annum rate of 5.50%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the Convertible Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. The promissory note is subordinated to the Convertible Notes (see Note 11). The promissory note includes customary negative covenants. No advances have currently been made under the note. At March 31, 2021, the Company was in compliance with the covenants. On April 27, 2021, in connection with the issuance of the 2026 Notes, the Company and Nant Capital entered into a Second Amended and Restated Promissory Note (see Note 20).

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Related Party Share-based Payments
On December 21, 2020, ImmunityBio, Inc. (formerly known as NantKwest, Inc.) ("ImmunityBio"), NantCell, and Nectarine Merger Sub, Inc., a wholly owned subsidiary of ImmunityBio, entered into an Agreement and Plan of Merger, which was completed on March 9, 2021 (the "Merger"). The newly merged entity is majority owned by entities controlled by Dr. Patrick Soon-Shiong, Chairman and Chief Executive Officer of the Company. On March 4, 2021, prior to the Merger, NantCell awarded restricted stock units to its employees and nonemployees of the company and its affiliates, including certain NantHealth employees, which vests over defined service periods, subject to completion of a liquidity event. At the effective time of the Merger on March 9, 2021, the performance condition was met and each share of common stock of NantCell that was issued and outstanding immediately prior to the Merger was automatically converted into the right to receive as consideration newly issued common shares of ImmunityBio. The Company accounts for these awards as compensation cost at its estimated fair value over the vesting period with a corresponding credit to equity to reflect a capital contribution from, or on behalf of, the common controlling entity, to the extent that those services provided by its employees associated with these awards benefit NantHealth. The fair value is dependent on management's estimate of the benefit to NantHealth. The higher the estimate of benefit to the Company, the higher the fair value of compensation cost. The compensation cost attributed to NantHealth associated with these awards was not material for the three months ended March 31, 2021.
Note 20. Subsequent Events
Equitization and Exchange Agreement
On April 13, 2021, NantHealth entered into a transaction with Highbridge Capital Management, LLC and one of its affiliates (“Highbridge”) to exchange $5,000 of its $36,945 in existing convertible notes and with Cambridge to exchange $5,000 of its $10,000 in existing convertible notes for shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), pursuant to an exchange agreement dated as of April 13, 2021 (the “Exchange Agreement”).
Note Purchase Agreement
On April 13, 2021, NantHealth entered into a note purchase agreement (the “Note Purchase Agreement”) with NaviNet (the “Guarantor”) and certain buyers, including Highbridge and Nant Capital, to issue and sell $137,500 in aggregate principal amount of its 4.50% convertible senior notes due 2026 (the “2026 Notes”) in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Note Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. Under the terms of the Note Purchase Agreement, the Company has agreed to indemnify the buyers against certain liabilities. The 2026 Notes were issued on April 27, 2021. The total net proceeds from this offering were approximately $137,382, comprised of $62,500 from Nant Capital and $74,882 from Highbridge, after deducting Highbridge’s debt issuance costs of $118 in connection with the 2026 Notes offering.
Termination of NantOmics Promissory Note
On April 26, 2021, in connection with the issuance of the 2026 Notes, the Company entered into an agreement with NantOmics to terminated its demand promissory note in favor of NantOmics, dated January 22, 2016, as amended during May and June of 2016.
Amended and Restated Promissory Notes
On April 27, 2021, in connection with the issuance of the 2026 Notes, the Company entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 15, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2026 Notes.

On April 27, 2021, in connection with the issuance of the 2026 Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2020, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the Second Promissory Note in right of payment to the 2026 Notes.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Registration Rights Agreement
On April 27, 2021, in connection with the issuance of the 2026 Notes, the Company and each of the investors listed on the schedule of buyers entered into a Resale Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to, among other things, file a registration statement under the Securities Act to register the resale of all Registrable Securities (as defined in the Registration Rights Agreement).
Indenture
On April 27, 2021, the Company and the Guarantor entered into an indenture (the “2021 Indenture”) by and among NantHealth, the Guarantor and U.S. Bank National Association, as trustee (the “Trustee”), pursuant to which the Company issued the 2026 Notes. The 2026 Notes will bear interest at a rate of 4.50% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. The 2026 Notes will mature on April 15, 2026, unless earlier repurchased, redeemed or converted.

The 2026 Notes are the Company’s general unsecured obligations and are initially guaranteed on a senior unsecured basis by the Guarantor.

The initial conversion rate of the 2026 Notes is 259.8753 shares of common stock per $1 principal amount of 2026 Notes (which is equivalent to an initial conversion price of approximately $3.85 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events in accordance with the terms of the 2021 Indenture but will not be adjusted for accrued and unpaid interest.

Holders of the 2026 Notes may convert all or a portion of their 2026 Notes, in multiples of $1 principal amount, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the 2026 Notes will be settled in cash, shares of the Company's common stock or any combination thereof at the Company's option.

The Company may not redeem the 2026 Notes prior to April 20, 2024. The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after April 20, 2024, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire the 2026 Notes periodically.

Upon the occurrence of a fundamental change (as defined in the 2021 Indenture), holders may require the Company to purchase all or a portion of the 2026 Notes in principal amounts of $1 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the 2026 Notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date.

For so long as at least $25,000 principal amount of the 2026 Notes are outstanding, the 2021 Indenture restricts the Company or any of its subsidiaries from creating, assuming or incurring any indebtedness owing to any of the Company's affiliates (other than intercompany indebtedness between the Company and its subsidiaries and other than any of the Company's 5.50% Convertible Notes due 2021 or the 2026 Notes held by the Company’s affiliates), or prepaying any such indebtedness, subject to certain exceptions, unless certain conditions described in the 2021 Indenture have been satisfied.

The following events are considered “events of default” with respect to the 2026 Notes, which may result in the acceleration of the maturity of the 2026 Notes:

(1) the Company defaults in any payment of interest on the 2026 Notes when due and payable and the default continues for a period of 30 days;

(2) the Company defaults in the payment of principal on the 2026 Notes when due and payable at the stated maturity, upon redemption, upon any required repurchase, upon declaration of acceleration or otherwise;

(3) failure by the Company to comply with its obligation to convert the 2026 Notes in accordance with the 2021 Indenture upon exercise of a holder’s conversion right and such failure continues for a period of five business days;

(4) failure by the Company to give a fundamental change notice or notice of a specified corporate transaction when due with respect to the 2026 Notes;

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
(5) failure by the Company to comply with its obligations under the 2021 Indenture with respect to consolidation, merger and sale of assets of the Company;

(6) failure by the Company to comply with any of its other agreements contained in the 2026 Notes or the 2021 Indenture, for a period 60 days after written notice from the Trustee or the holders of at least 25% in principal amount of the 2026 Notes then outstanding has been received;

(7) default by the Company or any of its significant subsidiaries (as defined in the 2021 Indenture) with respect to any mortgage, agreement or other instrument under which there may be outstanding, or by which there may be secured or evidenced, any indebtedness for money borrowed in excess of $17,500 (or its foreign currency equivalent) in the aggregate of the Company and/or any such subsidiary, whether such indebtedness now exists or shall hereafter be created (i) resulting in such indebtedness becoming or being declared due and payable or (ii) constituting a failure to pay the principal of any such indebtedness when due and payable at its stated maturity, upon required repurchase, upon declaration of acceleration or otherwise, and, in the case of clauses (i) and (ii), such default is not rescinded or annulled or such failure to pay or default shall not have been cured or waived, such acceleration is not rescinded or such indebtedness is not discharged, as the case may be, within 30 days after notice to the Company by the Trustee or to the Company and the Trustee by holders of at least 25% in aggregate principal amount of 2026 Notes then outstanding in accordance with the 2021 Indenture; or

(8) certain events of bankruptcy, insolvency, or reorganization of the Company or any of its significant subsidiaries (as defined in the 2021 Indenture).

If such an event of default, other than an event of default described in clause (8) above with respect to the Company, occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2026 Notes by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2026 Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest on the 2026 Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest on the 2026 Notes, if any, will be due and payable immediately.
Repurchase Offer
In connection with the issuance of the 2026 Notes and the amended and restated promissory notes, on April 27, 2021, the Company provided a notice of a fundamental change (as defined in the indenture governing the Company's 5.50% Convertible Notes due 2021) and an offer to repurchase all of the Company's outstanding Convertible Notes. Any Convertible Notes properly tendered pursuant to such offer to purchase shall be purchased on May 25, 2021 (the “Repurchase Date”) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the Repurchase Date.

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
Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions, as well as the commercial launch and expansion of our molecular sequencing and analysis business. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of March 31, 2021, our accumulated deficit was approximately $1.0 billion. We expect to continue to incur operating losses over the near term as we expand our commercial operations, invest further in NantHealth solutions, and support adoption of our molecular sequencing and analysis solutions (including GPS Cancer).
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
Equitization and Exchange Agreement
On April 13, 2021, we entered into a transaction with Highbridge Capital Management, LLC and one of its affiliates (“Highbridge”) to exchange $5.0 million of its $36.9 million in existing convertible notes and with Cambridge to exchange $5.0 million of its $10.0 million in existing convertible notes for shares of our common stock, par value $0.0001 (the “Common Stock”), pursuant to an exchange agreement dated as of April 13, 2021 (the “Exchange Agreement”).
Note Purchase Agreement
On April 13, 2021, we entered into a note purchase agreement (the “Note Purchase Agreement”) with NaviNet (the “Guarantor”) and certain buyers, including Highbridge and Nant Capital, to issue and sell $137.5 million in aggregate principal amount of our 4.50% convertible senior notes due 2026 (the “2026 Notes”) in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Note Purchase Agreement includes customary representations, warranties and covenants by us and customary closing conditions. Under the terms of the Note Purchase Agreement, we have agreed to indemnify the buyers against certain liabilities. The 2026 Notes were issued on April 27, 2021.

Amended and Restated Promissory Notes
On April 27, 2021, in connection with the issuance of the 2026 Notes, we entered into a Third Amended and Restated Promissory Note which amends and restates our promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 15, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2026 Notes.

On April 27, 2021, in connection with the issuance of the 2026 Notes, we entered into a Second Amended and Restated Promissory Note which amends and restates our promissory note, dated August 8, 2018, as amended on December 31, 2020, between us and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the Second Promissory Note in right of payment to the 2026 Notes.
Indenture
On April 27, 2021, we and the Guarantor entered into an indenture (the “2021 Indenture”) by and among us, the Guarantor and U.S. Bank National Association, as trustee (the “Trustee”), pursuant to which we issued the 2026 Notes. The 2026 Notes will bear interest at a rate of 4.50% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. The 2026 Notes will mature on April 15, 2026, unless earlier repurchased, redeemed or converted. See Note 20 to the accompanying Consolidated Financial Statements.
Repurchase Offer
In connection with the issuance of the 2026 Notes and the amended and restated promissory notes, on April 27, 2021, we provided a notice of a fundamental change (as defined in the indenture governing the Company's 5.5% Convertible Notes due 2021) and an offer to repurchase all our outstanding Convertible Notes. Any Convertible Notes properly tendered pursuant to such offer to purchase shall be purchased on May 25, 2021 (the “Repurchase Date”) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the Repurchase Date.
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
COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 pandemic. Many jurisdictions, in North America (including the United States), Europe and Asia, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 pandemic, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited social mobility and gathering. To date, there has been no material adverse impact to our business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on the Company and our contractors, consultants, customers, resellers and partners is unknown at this time.

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

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 12 of the Consolidated Financial Statements). We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. The total estimated liability was $36.3 million and $33.9 million as of March 31, 2021 and December 31, 2020, respectively.

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

The following table reconciles Net loss from continuing operations attributable to NantHealth to Net loss from continuing operations attributable to NantHealth - Non-GAAP for the three months ended March 31, 2021 and 2020 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2021	2020
Net loss from continuing operations attributable to NantHealth	$(15,412)	$(8,940)
Adjustments to GAAP net loss from continuing operations attributable to NantHealth:
Loss from related party equity method investment	—	1,784
Stock-based compensation expense from continuing operations	883	732
Change in fair value of derivatives liability	(4)	5
Change in fair value of Bookings Commitment	2,463	(3,128)
Noncash interest expense related to convertible notes	323	1,542
Intangible amortization from continuing operations	2,212	2,010
Securities litigation costs	—	(103)
Tax (benefit) provision resulting from certain noncash tax items	(43)	—
Total adjustments to GAAP net loss from continuing operations attributable to NantHealth	5,834	2,842
Net loss from continuing operations attributable to NantHealth - Non-GAAP	$(9,578)	$(6,098)

Weighted average basis common shares outstanding	111,319,061	110,619,780

Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.09)	$(0.06)

The following table reconciles Net loss per common share from continuing operations attributable to NantHealth to Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP for the three months ended March 31, 2021 and 2020 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2021	2020
Net loss per common share from continuing operations attributable to NantHealth	$(0.14)	$(0.08)
Adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth:
Loss from related party equity method investment	—	0.01
Stock-based compensation expense from continuing operations	0.01	0.01
Change in fair value of derivatives liability	—	—
Change in fair value of Bookings Commitment	0.02	(0.03)
Noncash interest expense related to convertible notes	—	0.01
Intangible amortization from continuing operations	0.02	0.02
Securities litigation costs	—	—
Tax (benefit) provision resulting from certain noncash tax items	—	—
Total adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth	0.05	0.02
Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.09)	$(0.06)

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

We continue to review our other selling, general and administrative investments and expect to drive cost savings through greater efficiencies and synergies across our company. Additionally, we expect to continue to incur additional costs for legal, accounting, insurance, investor relations and other costs associated with operating as a public company, including costs associated with other regulations governing public companies as well as increased costs for directors’ and officers’ liability insurance and an enhanced investor relations function. However, we expect our selling, general and administrative expense to decrease as a percentage of revenue over the long term as our revenue increases and we realize economies of scale.

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

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
Revenue
Software-as-a-service related	$15,757	$18,121
Maintenance	383	—
Professional services	27	—
Total software-related revenue	16,167	18,121
Sequencing and molecular analysis	3	59
Total net revenue	16,170	18,180

Cost of Revenue
Software-as-a-service related	5,535	5,701
Maintenance	207	—
Professional services	7	—
Amortization of developed technologies	1,247	1,143
Total software-related cost of revenue	6,996	6,844
Sequencing and molecular analysis	47	352
Total cost of revenue	7,043	7,196

Gross Profit	9,127	10,984

Operating Expenses
Selling, general and administrative	12,502	12,427
Research and development	5,013	3,550
Amortization of acquisition-related assets	985	867
Total operating expenses	18,500	16,844

Loss from operations	(9,373)	(5,860)
Interest expense, net	(3,568)	(4,657)
Other (expense) income, net	(2,570)	3,454
Loss from related party equity method investment	—	(1,784)
Loss from continuing operations before income taxes	(15,511)	(8,847)
(Benefit from) provision for income taxes	(8)	93
Net loss from continuing operations	(15,503)	(8,940)
Income from discontinued operations, net of tax attributable to NantHealth	4	32,005
Net (loss) income	(15,499)	23,065
Net loss attributable to noncontrolling interests	(91)	—
Net (loss) income attributable to NantHealth	$(15,408)	$23,065

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended March 31,
	2021	2020
Revenue
Software-as-a-service related	97.4%	99.7%
Maintenance	2.4%	—%
Professional services	0.2%	—%
Total software-related revenue	100.0%	99.7%
Sequencing and molecular analysis	—%	0.3%
Total net revenue	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	34.2%	31.4%
Maintenance	1.3%	—%
Professional services	—%	(0.1)%
Amortization of developed technologies	7.8%	6.3%
Total software-related cost of revenue	43.3%	37.6%
Sequencing and molecular analysis	0.3%	2.0%
Total cost of revenue	43.6%	39.6%

Gross Profit	56.4%	60.4%

Operating Expenses
Selling, general and administrative	77.3%	68.3%
Research and development	31.0%	19.5%
Amortization of acquisition-related assets	6.1%	4.8%
Total operating expenses	114.4%	92.6%

Loss from operations	(58.0)%	(32.2)%
Interest expense, net	(22.1)%	(25.6)%
Other (expense) income, net	(15.9)%	19.0%
Loss from related party equity method investment	0.1%	(9.9)%
Loss from continuing operations before income taxes	(95.9)%	(48.7)%
(Benefit from) provision for income taxes	—%	0.5%
Net loss from continuing operations	(95.9)%	(49.2)%
Income from discontinued operations, net of tax attributable to NantHealth	—%	176.1%
Net (loss) income	(95.9)%	126.9%
Net loss attributable to noncontrolling interests	(0.6)%	—%
Net (loss) income attributable to NantHealth	(95.3)%	126.9%

Comparison of Three Months Ended March 31, 2021 and 2020 (Unaudited)
Revenue

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	Amount	Amount	Amount	Percent
Software-as-a-service related	$15,757	$18,121	$(2,364)	(13.0)%
Maintenance	383	—	383	—%
Professional services	27	—	27	—%
Total software-related revenue	16,167	18,121	(1,954)	(10.8)%
Sequencing and molecular analysis	3	59	(56)	(94.9)%
Total net revenue	$16,170	$18,180	$(2,010)	(11.1)%
Comparison of the three-month periods ended March 31, 2021 and 2020
Total revenue decreased $2.0 million, or 11.1%, for the three months ended March 31, 2021, compared to the prior year period, due to a $2.0 million decrease in software-related revenue and a $0.1 million decrease in sequencing and molecular analysis.
Total software-related revenue decreased by $2.0 million, or 10.8%, for the three months ended March 31, 2021, compared to the prior year period, due to a decrease of $2.4 million in SaaS revenue primarily due to completion of amortization on higher value professional services projects in 2020. The decrease was partially offset by an increase of $0.4 million in maintenance revenue due to the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).

One of our NaviNet customers representing approximately 14.9% of our total revenue for the year ended December 31, 2020, and approximately 15.0% of our total revenue for the three months ended March 31, 2021, did not renew its contract. While the contract expired in January 2021, the customer has requested that we continue to provide our SaaS services and transition assistance through at least June 30, 2021. Further, we continue to engage in discussions with the customer regarding supplemental services and business opportunities that may extend beyond the service termination date. Customer churn is a natural part of our business and, while there is no guarantee that we will be able to offset the loss of this customer in the short term, we continue to develop new product enhancements and offerings to help drive customer acquisition and expansion opportunities to replace this lost revenue in the long term.
Sequencing and molecular analysis revenue decreased $0.1 million, or 94.9%, for the three months ended March 31, 2021, compared to the prior year period. This decrease reflected lower volume of GPS samples sequenced and recognized as we moved to a cash basis model until full CMS billing can be established.
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

Cost of Revenue

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	Amount	Amount	Amount	Percent
Software-as-a-service related	$5,535	$5,701	$(166)	(2.9)%
Maintenance	207	—	207	—%
Professional services	7	—	7	—%
Amortization of developed technologies	1,247	1,143	104	9.1%
Total software-related cost of revenue	6,996	6,844	152	2.2%
Sequencing and molecular analysis	47	352	(305)	(86.6)%
Total cost of revenue	$7,043	$7,196	$(153)	(2.1)%
Comparison of the three-month periods ended March 31, 2021 and 2020
Total cost of revenue decreased $0.2 million, or 2.1%, for the three months ended March 31, 2021, compared to the prior year period. The decrease was primarily related to a decrease in sequencing and molecular analysis cost of revenue of $0.3 million due to a lower volume of GPS test deliveries as a result of lower orders. The decrease was offset partially by a $0.2 million increase in software-related costs of revenue driven by higher maintenance cost of revenue and amortization of developed technology related to the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).
Selling, General and Administrative

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	Amount	Amount	Amount	Percent
Selling, general and administrative	$12,502	$12,427	$75	0.6%
Comparison of the three-month periods ended March 31, 2021 and 2020
Selling, general and administrative expenses was flat at $12.5 million for the three months ended March 31, 2021 compared to $12.4 million in the prior year period due to an increase in personnel related costs which was offset by various cost savings measures.
Research and Development

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	Amount	Amount	Amount	Percent
Research and development	$5,013	$3,550	$1,463	41.2%

Comparison of the three-month periods ended March 31, 2021 and 2020
Research and development expenses increased $1.5 million or 41.2% from $3.6 million for the three months ended March 31, 2020 to $5.0 million for the three months ended March 31, 2021 mainly driven by higher personnel costs due to higher headcount to drive product development initiatives.
Amortization of Acquisition-related Assets

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	Amount	Amount	Amount	Percent
Amortization of acquisition-related assets	$985	$867	$118	13.6%
Comparison of the three-month periods ended March 31, 2021 and 2020
Amortization of acquisition-related assets was flat at $0.9 million for three months ended March 31, 2020 compared to $1.0 million for three months ended March 31, 2021 as a result of an increase related to amortization of intangible assets related to the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements) offset by fully amortized NaviNet intangible assets.
Interest Expense, net

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	Amount	Amount	Amount	Percent
Interest expense, net	$3,568	$4,657	$(1,089)	(23.4)%
Comparison of the three-month periods ended March 31, 2021 and 2020
Interest expense, net decreased by $1.1 million, from $4.7 million to $3.6 million for the three months ended March 31, 2021 and 2020, respectively. This decrease is related to the Company's adoption of ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), resulting in less noncash interest expense from January 1, 2021. See Note 2 to the accompanying Consolidated Financial Statements.

See the section entitled "Liquidity and Capital Resources" and Note 11 and Note 19 to the accompanying Consolidated Financial Statements for further discussion of our convertible notes and the note with Nant Capital.
Other (Expense) Income, net

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	Amount	Amount	Amount	Percent
Other (expense) income, net	$(2,570)	$3,454	$(6,024)	(174.4)%

Comparison of the three-month periods ended March 31, 2021 and 2020
Other (expense) income, net fluctuated by $6.0 million, from an income of $3.5 million for the three months ended March 31, 2020 to an expense of $2.6 million for the three months ended March 31, 2021. The expense during the first quarter of 2021 was mainly driven by a $2.5 million increase in the fair value of the Bookings Commitment liability, as a result of changes in the cost of debt due to macroeconomic factors.
Loss from Related Party Equity Method Investment

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	Amount	Amount	Amount	Percent
Loss from related party equity method investment	$—	$1,784	$(1,784)	(100.0)%

The loss from related party equity method investment is related to our pro rata share of losses from our investment in NantOmics, amortization of the basis difference in the investment, and impairment losses. We report our share of NantOmics' losses and amortization of the basis difference using a one quarter lag.
Comparison of the three-month periods ended March 31, 2021 and 2020
Loss from related party equity method investment for the three months ended March 31, 2020 was related to the our pro rata share of losses from our investment in NantOmics. Our investment in NantOmics was fully impaired at June 30, 2020 (see Note 10 to the accompanying Consolidated Financial Statements).
Provision for (Benefit from) Income Taxes

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	Amount	Amount	Amount	Percent
(Benefit from) provision for income taxes	$(8)	$93	$(101)	(108.6)%
Comparison of the three-month periods ended March 31, 2021 and 2020
We are required to allocate the (benefit from) provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. For the three months ended March 31, 2021 and 2020, the income taxes from continuing operations were a benefit of $8 thousand and a provision of $0.1 million, respectively, which included income tax (benefit) provision of the consolidated group based on an estimated annual effective tax rate. The 2021 tax benefit is mainly due to the reduction of excess deferred tax liabilities in certain jurisdictions.

The effective tax rates for the three months ended March 31, 2021 and 2020 in continuing operations were a benefit of 0.05% and a provision of 1.05%, respectively. The effective tax rate for the three months ended March 31, 2021 in continuing operations differed from the U.S. federal statutory rate of 21% primarily as a result of a reduction to the deferred tax liability related to an indefinite lived intangible, an increase of purchase accounting deferred tax liabilities that cannot be absorbed by the deferred tax assets, nondeductible expenses, state income taxes, foreign income taxes, and the impact of valuation allowance on deferred tax assets.

Income from Discontinued Operations, Net of Tax, Attributable to NantHealth

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31, 2021		Three Months Ended March 31,
	2021	2020	2021	2020
	Amount	Amount	Amount	Percent
Income from discontinued operations, net of tax attributable to NantHealth	$4	$32,005	$(32,001)	(100.0)%
Comparison of the three-month periods ended March 31, 2021 and 2020
For the three months ended March 31, 2020, the income from discontinued operations, net of tax, attributable to NantHealth was primarily related to the gain on sale of the Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).
Net Loss Attributable to Noncontrolling Interests

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31, 2021		Three Months Ended March 31,
	2021	2020	2021	2020
	Amount	Amount	Amount	Percent
Net loss attributable to noncontrolling interests	$(91)	—	$(91)	—%
Comparison of the three-month periods ended March 31, 2021 and 2020
For the three months ended March 31, 2021, the net loss attributable to noncontrolling interests was related to OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2021, we had cash and cash equivalents of $10.8 million, compared to $22.8 million as of December 31, 2020, of which $0.3 million and $0.4 million, respectively, related to foreign subsidiaries.
We believe our existing cash, cash equivalents and our ability to borrow from affiliated entities will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements. We continue to have our Chairman and CEO’s intent and ability to support the our operations with additional funds as required. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital have been the private placement of membership interests prior to our IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“Nant Capital”) and our convertible notes, the sale of our common stock, and proceeds from the sale of components of our business.

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

On April 13, 2021, Highbridge and Cambridge each agreed to exchange $5.0 million of its $36.9 million and $10.0 million in existing Convertible Notes, respectively, for shares of our common stock, par value $0.0001, pursuant to the Exchange Agreement. On April 27, 2021, we provided a notice of a fundamental change (as defined in the indenture governing the Company's 5.50% Convertible Notes due 2021) and an offer to repurchase all of our outstanding Convertible Notes. Any Convertible Notes properly tendered pursuant to such offer to purchase shall be purchased on May 25, 2021 (the “Repurchase Date”) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the Repurchase Date. See Note 20 to the accompanying Consolidated Financial Statements.

Nant Capital Notes

In January 2016, we executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of March 31, 2021, the total advances made by Nant Capital to us pursuant to the note was approximately $112.7 million. In May 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the Convertible Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the Nant Capital Note to June 15, 2022 and to subordinate the Nant Capital Note in right of payment to the Convertible Notes. We can request additional advances subject to Nant Capital approval. There are no other stated restrictions or maximum commitment for advances. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the offering of the 2026 Notes, we entered into a Third Amended and Restated Promissory Note, see Note 20 to the accompanying Consolidated Financial Statements.

On August 8, 2018, we executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, we executed an agreement with Nant Capital to amend and restate the original promissory note, allowing us to request advances up a maximum commitment of $125.0 million that bears interest at a per annum rate of 5.50%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the Convertible Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. The promissory note is subordinated to the Convertible Notes. The promissory note includes customary negative covenants. No advances have currently been made under the promissory note. At March 31, 2021, we were in compliance with the covenants. On April 27, 2021, in connection with the issuance of the 2026 Notes, we and Nant Capital entered into a Second Amended and Restated Promissory Note (see Note 20 to the accompanying Consolidated Financial Statements).

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

NantOmics Note

On January 22, 2016, we executed a demand promissory note in favor of NantOmics. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, we executed amendments to the demand promissory note with NantOmics, which provided a maturity date for the promissory note of June 30, 2021. We can request advances subject to NantOmics approval. There are no other stated restrictions or maximum commitment for advances. No advances have currently been made under the promissory note. On April 26, 2021, in connection with the issuance of the 2026 Notes, we and NantOmics entered into an agreement to terminate the promissory note (see Note 20 to the accompanying Consolidated Financial Statements).

The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
Cash provided by (used in):
Operating activities	$(9,692)	$(2,743)
Investing activities	(1,141)	45,466
Financing activities	(204)	(238)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(11,034)	$42,474

To date, our operations have been primarily financed through the proceeds from related party promissory notes, the Convertible Notes, the sale of components of our business, and through equity issuances, including net cash proceeds from our IPO. In June 2016, we sold 6,900,000 shares of common stock at a price of $14.00 per share, which includes 400,000 shares sold to the underwriter upon exercise of their overallotment option to purchase additional shares of our Company. We raised net proceeds of $83.6 million from our IPO, after underwriting fees, discounts and commissions of $4.9 million and other offering costs of $8.1 million. In December 2016, we issued Convertible Notes to related party and others for aggregate net proceeds of $102.7 million, $9.9 million from Cambridge, and $92.8 million from others, after deducting underwriting discounts and commissions and offering costs of $4.3 million. In February 2020, we received $47.3 million in proceeds from the sale of our Connected Care Business. In April 2021, we issued the 2026 Notes for total net proceeds of approximately $137.4 million, comprised of $62.5 million from Nant Capital and $74.9 million from Highbridge, after deducting Highbridge’s debt issuance costs of $0.1 million in connection with the 2026 Notes offering.
Operating Activities
Our cash flows from operating activities have been driven by rate of revenue, billings, and collections, the timing and extent of spending to support product development efforts and enhancements to existing services, the timing of general and administrative expenses, and the continuing market acceptance of our solutions.
In addition, our net loss in the three months ended March 31, 2021 has been greater than our use of cash for operating activities due to the inclusion of noncash charges.
Cash used in operating activities of $9.7 million during the three months ended March 31, 2021 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the three months ended March 31, 2021, our net loss of $15.5 million consisted of noncash items largely due to $3.8 million of depreciation and amortization and a $2.5 million increase in the fair value of the Bookings Commitment liability.
Changes in working capital decreased cash $1.6 million during the three months ended March 31, 2021. The decrease in cash was primarily attributable to a $3.5 million decrease in accounts payable and a $1.4 million increase in accounts receivable, largely offset by a $1.8 million increase in accrued and other current liabilities and a $1.7 million increase in related party payables.
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
Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure and the sale of our Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).
We had $1.1 million of cash used in investing activities during the three months ended March 31, 2021 related to investment used for the purchase of property and equipment, including internal-use software.

We had $45.5 million of net cash provided by investing activities during the three months ended March 31, 2020, comprised of $46.4 million of net proceeds from the sale of our Connected Care Business, offset by $0.9 million of investment used for the purchase of property and equipment, including internal-use software.
Financing Activities
Cash used in financing activities during the three months ended March 31, 2021 of $0.2 million was due to repayments of an insurance promissory note, offset by proceeds from exercises of stock options.

Cash used in financing activities during the three months ended March 31, 2020 of $0.2 million was related to the payment of principal for the insurance promissory note.

Contractual Obligations, Commitments and Contingencies
There have been no material changes during the three months ended March 31, 2021 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our principal material cash requirements consist of obligations under our outstanding debt obligations related to the 2021 Convertible Notes, Nant Capital Note, Bookings Commitment, and noncancelable leases for our office space. Refer to Note 11, Note 19, Note 20, Note 12, and Note 13 to the accompanying Consolidated Financial Statements.

Additionally, our estimated noncancelable contractual obligations for our enterprise resource planning implementation project through the shared services agreement with NantWorks total approximately $1.2 million. See Note 14 and Note 19 to the accompanying Consolidated Financial Statements.
New Accounting Pronouncements
See Note 2 to the accompanying Consolidated Financial Statements for a discussion of new accounting standards.
Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet arrangements.
Related Party Transactions
See Note 19 to the accompanying Consolidated Financial Statements for a discussion of related party transactions.
Critical Accounting Policies and Significant Judgments and Estimates
This Management’s Discussion and Analysis of our Results of Operations and Liquidity and Capital Resources is based on our Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies and estimates discussed in Note 2 to the Consolidated Financial Statements of our Annual Report on 10-K that was filed with the SEC on February 26, 2021, reflect our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. Refer to Note 2 to the accompanying Consolidated Financial Statements for a discussion of any significant changes to our critical accounting policies and estimates as disclosed in our 10-K.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2021, we had $10.8 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Primarily all of our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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
Foreign Currency Risk
We maintain offices and bank accounts in the United Kingdom and Canada. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of March 31, 2021 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, subject to claims and litigation that arise in the ordinary course of our business. Except as discussed in Note 14, in the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, would not have a material adverse effect on our consolidated financial condition or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 14 to the accompanying Consolidated Financial Statements for a discussion of our legal proceedings.

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
Risk Factor Summary
Risks related to our business approach
•We are an early, commercial-stage company attempting to integrate complex platforms and systems to address a wide range of healthcare issues, and we may not be successful in doing so.
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
Risks related to our financial condition and capital requirements
•We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
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
•If the holders of the Convertible Notes redeem their notes, we may not have sufficient cash flow from our business to fund our continued business, including the payment of our obligations under the remaining convertible notes.
•The note holders will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to our common stock.

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
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $56.4 million and $62.8 million during the years ended December 31, 2020 and 2019, respectively, and $15.5 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $1.0 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including (i) GPS Cancer, Omics Core and our clinical studies for our liquid biopsy platform; (ii) expansion of the features and capabilities of our NaviNet and Eviti product lines and (iii) expanding the OpenNMS platform through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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
We have been named as a defendant in lawsuits arising out of our initial public offering and later public statements. In March 2017, a number of putative class action securities complaints were filed in the U.S. District Court for the Central District of California, naming as defendants the Company and certain of our executive officers and directors. Certain plaintiffs also named, as defendants, investment banks who were underwriters in our initial public offering but the claims against the underwriters were dropped. The complaints generally allege that defendants made material misstatements and omissions in violation of the federal securities laws. The complaints were consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825 ("Deora"). In October 2019, the parties reached an agreement in principle to settle these federal class actions in their entirety for $16.5 million, which was included in accrued and other current liabilities in the Consolidated Balance Sheet at December 31, 2019. The Court granted preliminary approval of the settlement on January 31, 2020. A hearing for final approval of the settlement was scheduled for June 15, 2020, but on June 5, 2020, the Court decided to take the final approval motion on submission, and on July 17, 2020, the Court directed Plaintiff’s counsel to submit evidence substantiating all costs incurred. The $16.5 million settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by our insurance carriers, and a portion was funded by us. On September 10, 2020, the Court entered an order granting final approval of the settlement, and the order and the settlement are now final. In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. At a case management conference on December 3, 2019, the parties informed the court of the pending settlement of the federal class action in the Deora action. During a status conference on February 4, 2021, the Court scheduled a further status conference for April 7, 2021 and stated that if Plaintiff did not voluntarily dismiss the action, the Court would entertain a motion to dismiss in light of the finalization of the Deora settlement. Plaintiff filed an unopposed request for voluntarily dismissal on March 15, 2021. On March 22, 2021, the court issued an order granting plaintiff’s request and dismissing the action with prejudice. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, Legal Proceedings.
Risks related to our sequencing and molecular analysis solutions and clinical studies
We may not be able to generate sufficient revenue from our sequencing and molecular analysis solutions, including GPS Cancer, or our relationships with sequencing and molecular analysis customers, to achieve and maintain profitability.
We believe our commercial success depends significantly upon our ability to successfully market and sell our sequencing and molecular analysis solutions to continue to expand our current relationships and develop new relationships with physicians, self-insured employers, payers and healthcare providers, and expand adoption of sequencing and molecular analysis for disease indications outside oncology. Net revenue from our sequencing and molecular analysis solutions represented 0.0%, 0.3%, and 2.2% of our total net revenue for three months ended March 31, 2021, and the years ended December 31, 2020 and 2019, respectively. The demand for sequencing and molecular analysis may decrease or may not continue to increase at historical rates for a number of reasons. Our clients may decide to decrease or discontinue their use of sequencing and molecular analysis due to changes in research and product development plans, financial constraints or utilization of internal molecular testing resources or molecular tests performed by others, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer and other diseases into our molecular analysis solutions. Further, we may be unsuccessful in expanding our clients’ use of sequencing and molecular analysis outside of oncology.

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
During the year ended December 31, 2020, we derived 17.5% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 15.5%, 14.9%, 11.2% and of our revenue through three of NaviNet's major customers. During the year ended March 31, 2021, we derived 19.8% of our revenue through this reseller and another 12.4% and 15.0% of our revenue through two of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause on or after June 30, 2022 if 12 months’ prior written notice is provided, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If the agreements with these major customers do not renew or our reseller is unsuccessful in reselling our solutions, our revenue could be greatly reduced, which would materially and adversely affect our business. The contracts with the three largest NaviNet customers expired near the end of Q4 2020 and two of these customers renewed for additional terms. One of these customers elected not to renew its agreement and has requested our continued provision of services on a transition basis. We continue to engage in discussions with this customer regarding supplemental services and business opportunities that may extend beyond the service termination date. Customer churn is a natural part of our business and, while there is no guarantee that we will be able to offset the loss of this customer in the short term, we continue to develop new product enhancements and offerings to help drive customer acquisition and expansion opportunities to replace this lost revenue in the long term.
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of March 31, 2021, the total value of our goodwill and intangible assets, net of accumulated amortization was $98.3 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 pandemic. Many jurisdictions, in North America (including the United States), Europe and Asia, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 pandemic, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited social mobility and gathering. To date, there has been no material adverse impact to our business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on the Company and our contractors, consultants, customers, resellers and partners is unknown at this time. For example, the demand for our solutions among certain of our provider or payer customers could be impacted in the future, either through reduced transaction volume for solutions by which the Company derives revenue on a per transaction basis or through the delayed closing or signing of new or add-on contracts with customers that are dealing with impacts from the pandemic.

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

We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of March 31, 2021, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) thirteen (13) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) sixteen (16) pending U.S. utility patent applications; (iii) thirteen (13) issued patents outside the United States; and (iv) seven (7) patent applications pending in jurisdictions outside the United States. Five (5) of these assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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
If the holders of the Convertible Notes redeem their notes, we may not have sufficient cash flow from our business to fund our continued business, including the payment of our obligations under the remaining convertible notes.
The holders of our Convertible Notes currently have the ability to redeem such notes because a fundamental change, as defined in these notes, has occurred in our business as a result of the issuance of the new 2026 Notes. The redemption of the Convertible Notes may significantly reduce our working capital, and our ability to fund continued operations depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations or future indebtedness.
The note holders will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to our common stock.
Holders of notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but note holders will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the relevant conversion date, such holder will not be entitled to vote on the amendment to our certificate of incorporation, although such holder will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.
Risks related to our common stock
Our Chairman and Chief Executive Officer, and entities affiliated with him, collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.
As of May 7, 2021, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 59% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, NantOmics provides us with its sequencing and molecular analysis solution for our GPS Cancer solution. NantWorks is the largest member of NantOmics, holding approximately 85% of the outstanding equity and approximately 99% of the outstanding voting equity as of March 31, 2021. As a result, they or other companies affiliated with Dr. Patrick Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Patrick Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Patrick Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.
Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 59% of the voting power of our common stock as of May 7, 2021.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 59% of the voting power of our common stock, as of May 7, 2021), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
None.
Recent Repurchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Ron Louks, our Chief Operating Officer, received an award of 125,000 restricted stock units, or RSUs, in NantCell, Inc. (“NantCell” and formerly known as ImmunityBio, Inc., a private company and an affiliate of ours) on March 4, 2021. On March 9, 2021, in connection with the closing of the merger of NantCell with NantKwest, Inc. (“NantKwest”), an affiliate of ours (the “Merger”), these RSUs in NantCell were assumed by NantKwest (which has been subsequently renamed ImmunityBio, Inc.) and converted (using an exchange ratio of 0.8190) into RSUs, on the same terms and conditions immediately prior to the Merger, to be settled in 102,375 shares of ImmunityBio, Inc. (formerly known as NantKwest) common stock. The RSUs awarded to Mr. Louks were subject to a performance condition in connection with a liquidity event, defined as either (i) NantCell’s registration of shares for issuance on a securities offering or (ii) the closing of a corporate transaction. On March 9, 2021, as a result of the Merger, the performance condition related to the liquidity event was met. These RSUs are also subject to service conditions and shall vest as follows: five percent (5%) will vest on the earlier of (A) December 31, 2022 and (B) the 60th day following approval by the Food and Drug Administration (“FDA”) of a biologics license application or equivalent application for approval of Anktiva for use in the treatment of non-muscle invasive bladder cancer; ten percent (10%) will vest on December 31, 2023; twenty-five percent (25%) will vest on December 31, 2024; twenty-five percent (25%) will vest on December 31, 2025; and the remaining thirty-five percent (35%) will vest on December 31, 2026.

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

104
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

NantHealth, Inc.

(Registrant)

Date:	May 7, 2021	By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)