Form 10-Q
period 2021-06-30
NantHealth, Inc.
filed 2021-08-06
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2021, the registrant had 115,204,656 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended June 30, 2021

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as NaviNet, Eviti, NaviNet Open, Eviti Connect, Quadris, OpenNMS, and other marks relating to our product lines are used in this Quarterly Report on Form 10-Q. Solely for convenience, the trademarks and service marks referred to in this Quarterly Report on Form 10-Q are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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
•physician, payer and pharmaceutical business needs for clinical decision support, payer/provider collaboration and data analytics solutions and any perceived advantage of our solutions over those of our competitors, including the ability of our platforms to help physicians treat their patients;
•our ability to increase the commercial success and to accelerate commercial growth of our clinical decision support, payer/provider collaboration, network monitoring and management, and data analytics solutions and our other products and services;
•our plans or ability to develop, implement and commercialize a cloud/SaaS-based version of our network monitoring and management solutions;
•our ability to effectively implement, offer and manage delegated entity services to health plans in a compliant and timely manner in connection with our decision support solutions;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$51,993	$22,787
Accounts receivable, net	4,629	3,273
Related party receivables, net	704	1,031
Prepaid expenses and other current assets	3,936	3,504
Total current assets	61,262	30,595
Property, plant, and equipment, net	12,648	13,102
Goodwill	98,333	98,333
Intangible assets, net	43,504	47,969
Related party receivable, net of current	1,144	823
Operating lease right-of-use assets	6,740	7,539
Other assets	1,648	1,927
Total assets	$225,279	$200,288

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,323	$5,122
Accrued and other current liabilities	11,983	13,975
Deferred revenue	1,251	1,166
Related party payables, net	4,550	4,238
Notes payable	—	268
Related party convertible note, net	4,988	9,411
Convertible notes, net	4,473	90,578
Total current liabilities	29,568	124,758
Deferred revenue, net of current	1,240	393
Related party liabilities	34,653	31,091
Related party promissory note	112,666	112,666
Related party convertible note, net	62,234	—
Convertible notes, net	74,563	—
Deferred income taxes, net	1,672	1,853
Operating lease liabilities	7,261	8,170
Other liabilities	37,527	32,757
Total liabilities	361,384	311,688
Commitments and Contingencies (Note 14)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 115,204,656 and 111,284,733 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	12	11
Additional paid-in capital	889,189	891,583
Accumulated deficit	(1,025,349)	(1,003,210)
Accumulated other comprehensive loss	(122)	(168)
Total NantHealth stockholders' deficit	(136,270)	(111,784)
Noncontrolling interests	165	384
Total stockholders' deficit	(136,105)	(111,400)
Total liabilities and stockholders' deficit	$225,279	$200,288

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Software-as-a-service related	$15,504	$17,521	$31,261	$35,642
Maintenance	413	—	795	—
Professional services	173	—	200	—
Total software-related revenue	16,090	17,521	32,256	35,642
Other	—	64	3	123
Total net revenue	16,090	17,585	32,259	35,765

Cost of Revenue:
Software-as-a-service related	5,444	5,916	10,979	11,617
Maintenance	270	—	477	—
Professional services	1	—	7	—
Amortization of developed technologies	1,247	1,143	2,494	2,286
Total software-related cost of revenue	6,962	7,059	13,957	13,903
Other	47	259	93	611
Total cost of revenue	7,009	7,318	14,050	14,514

Gross Profit	9,081	10,267	18,209	21,251

Operating Expenses
Selling, general and administrative	11,837	11,995	24,340	24,422
Research and development	4,849	4,215	9,862	7,765
Amortization of acquisition-related assets	985	866	1,971	1,733
Total operating expenses	17,671	17,076	36,173	33,920

Loss from operations	(8,590)	(6,809)	(17,964)	(12,669)
Interest expense, net	(3,803)	(4,773)	(7,371)	(9,430)
Other expense, net	(3,051)	(6,751)	(5,621)	(3,297)
Loss from related party equity method investment	—	(29,918)	—	(31,702)
Loss from continuing operations before income taxes	(15,444)	(48,251)	(30,956)	(57,098)
Provision for (benefit from) income taxes	6	4	(2)	97
Net loss from continuing operations	(15,450)	(48,255)	(30,954)	(57,195)
Income (loss) from discontinued operations, net of tax attributable to NantHealth	19	(34)	24	31,971
Net loss	(15,431)	(48,289)	(30,930)	(25,224)
Net loss attributable to noncontrolling interests	(128)	—	(219)	—
Net loss attributable to NantHealth	$(15,303)	$(48,289)	$(30,711)	$(25,224)

Basic and diluted net (loss) income per share attributable to NantHealth:
Continuing operations - common stock	$(0.13)	$(0.44)	$(0.27)	$(0.52)
Discontinued operations - common stock	$—	$—	$—	$0.29
Total net loss per share - common stock	$(0.13)	$(0.44)	$(0.27)	$(0.23)

Weighted average shares outstanding
Basic and diluted - common stock	114,512,542	110,831,456	112,924,619	110,731,925

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(15,431)	$(48,289)	$(30,930)	$(25,224)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	18	(10)	46	(198)
Total other comprehensive income (loss)	18	(10)	46	(198)
Comprehensive loss	(15,413)	(48,299)	(30,884)	(25,422)
Less: Comprehensive loss attributable to noncontrolling interests	(128)	—	(219)	—
Comprehensive loss attributable to NantHealth	$(15,285)	$(48,299)	$(30,665)	$(25,422)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Noncontrolling Interests	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2020	111,284,733	$11	$891,583	$(1,003,210)	$(168)	$(111,784)	$384	$(111,400)
Modified retrospective adjustment on adoption of ASU No. 2020-06 (Note 2)	—	—	(14,318)	8,572	—	(5,746)	—	(5,746)
Stock-based compensation cost	—	—	912	—	—	912	—	912
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	81,400	—	64	—	—	64	—	64
Other comprehensive income	—	—	—	—	28	28	—	28
Net loss	—	—	—	(15,408)	—	(15,408)	(91)	(15,499)
Balance at March 31, 2021	111,366,133	$11	$878,241	$(1,010,046)	$(140)	$(131,934)	$293	$(131,641)
Stock-based compensation expense	—	—	887	—	—	887	—	887
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	222,553	—	61	—	—	61	—	61
Stock issued on Exchange of 2016 Notes	3,615,970	1	10,000	—	—	10,001	—	10,001
Other comprehensive income	—	—	—	—	18	18	—	18
Net loss	—	—	—	(15,303)	—	(15,303)	(128)	(15,431)
Balance at June 30, 2021	115,204,656	$12	$889,189	$(1,025,349)	$(122)	$(136,270)	$165	$(136,105)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth stockholders' deficit	Noncontrolling Interests	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2019	110,619,678	$11	$889,955	$(946,884)	$(218)	$(57,136)	$—	$(57,136)
Stock-based compensation cost	—	—	668	—	—	668	—	668
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(188)	(188)	—	(188)
Net income	—	—	—	23,065	—	23,065	—	23,065
Balance at March 31, 2020	110,619,678	11	890,623	(923,819)	(406)	(33,591)	$—	$(33,591)
Stock-based compensation expense	—	—	408	—	—	408	—	408
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	309,679	—	(739)	—	—	(739)	—	(739)
Other comprehensive loss	—	—	—	—	(10)	(10)	—	(10)
Net loss	—	—	—	(48,289)	—	(48,289)	—	(48,289)
Balance at June 30, 2020	110,929,357	$11	$890,292	$(972,108)	$(416)	$(82,221)	$—	$(82,221)
The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020 (2)
Cash flows from operating activities:
Net loss	$(30,930)	$(25,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of businesses	—	(32,211)
Depreciation and amortization	7,705	8,305
Amortization of debt discounts and deferred financing offering cost	510	3,135
Change in fair value of derivatives liability	(4)	63
Change in fair value of Bookings Commitment	4,803	3,727
Stock-based compensation	1,742	1,049
Deferred income taxes, net	(181)	(265)
Provision for bad debt expense	29	121
Loss on exchange and prepayment of 2016 Notes	742	—
Loss from related party equity method investment	—	31,702
Changes in operating assets and liabilities:
Accounts receivable, net	(1,385)	4,165
Inventories	—	(18)
Related party receivables, net	6	(63)
Prepaid expenses and other current assets	506	15,640
Accounts payable	(2,799)	(437)
Accrued and other current liabilities	(2,047)	(20,110)
Deferred revenue	932	(2,963)
Related party payables, net	3,922	2,934
Change in operating lease right-of-use assets and liabilities	(204)	(180)
Other assets and liabilities	(32)	(104)
Net cash used in operating activities	(16,685)	(10,734)
Cash flows from investing activities:
Net proceeds from sale of business	—	46,401
Purchases of property and equipment, including internal-use software	(2,411)	(2,157)
Net cash (used in) provided by investing activities	(2,411)	44,244
Cash flows from financing activities:
Repayments of insurance promissory note and notes payable	(227)	(238)
Payment of deferred financing costs, related party	(268)	—
Payment of deferred financing costs	(390)	—
Proceeds from related party convertible notes	62,500	—
Proceeds from convertible notes	75,000	—
Payment of convertible notes	(87,500)
Proceeds from exercises of stock options	125	—
Tax payments related to stock issued, net of stock withheld, for vested equity awards	—	(739)
Net cash provided by (used in) financing activities	49,240	(977)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(11)
Net increase in cash, cash equivalents and restricted cash	30,149	32,522
Cash, cash equivalents and restricted cash, beginning of period (1)	24,162	6,379
Cash, cash equivalents and restricted cash, end of period (1)	$54,311	$38,901

(1) Cash and cash equivalents included restricted cash of $2,318 and $1,375 at June 30, 2021 and June 30, 2020, respectively. Restricted cash is included in prepaid expenses and other current assets and other assets and consists of funds that are contractually restricted as to usage or withdrawal related to the Company's performance bond related to a contract with a customer, security deposits in the form of standby letters of credit for leased facilities, and funds previously held in an escrow account related to the sale of the Connected Care Business (see Note 4). No amounts have been drawn upon the letters of credit as of June 30, 2021.
(2) The statements for the six months ended June 30, 2020 include the Connected Care Business (see Note 4).

NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid	$2,447	$2,944
Non-cash transactions:
Purchases of property and equipment including internal use software	50	102
Common stock issued in exchange for 2016 Notes	10,000	—
Accrued deferred financing costs	112	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1. Description of Business and Basis of Presentation
Nature of Business
Nant Health, LLC was formed on July 7, 2010, as a Delaware limited liability company. On June 1, 2016, Nant Health, LLC converted into a Delaware corporation (the “LLC Conversion”) and changed its name to NantHealth, Inc. (“NantHealth”). NantHealth, together with its subsidiaries (the “Company”), is a healthcare IT company converging science and technology. The Company provides enterprise solutions that help businesses transform complex data into actionable insights. By offering efficient ways to move, interpret and visualize complex and highly sensitive information, NantHealth enables customers in healthcare, life sciences, logistics, telecommunications and other industries to automate, understand and act on data while keeping it secure and scalable. The Company markets certain of its solutions as a comprehensive integrated solution that includes its clinical decision support, payer engagement solutions, data analysis and network monitoring and management. The Company also markets its clinical decision support, payer engagement solutions, data analysis and network monitoring and management on a stand-alone basis. NantHealth is a majority-owned subsidiary of NantWorks, LLC (“NantWorks”), which is a subsidiary of California Capital Equity, LLC (“Cal Cap”). The three companies were founded by and are led by Dr. Patrick Soon-Shiong.

On February 3, 2020, the Company sold certain of its assets related to its Connected Care Business (see Note 4). The divestiture enables the Company to focus on its core competencies of clinical decision support, payer engagement and data analytics.

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

As of June 30, 2021, the Company conducted the majority of its operations in the United States, Canada, and the United Kingdom.
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

However, in light of the uncertainties regarding economic, business, social, health and geopolitical conditions, the Company’s revenues, earnings, liquidity, and cash flows could be adversely affected, whether on an annual or quarterly basis. Continued impacts of the COVID-19 pandemic could materially adversely affect the Company’s current and long-term accounts receivable collectability, as its negatively impacted customers from the pandemic may request temporary relief, delay, or not make scheduled payments. In addition, the deployment of the Company’s solutions may represent a large portion of its customers' investments in software technology. Decisions to make such an investment are impacted by the economic environment in which the customers operate. Uncertain global geopolitical, economic and health conditions and the lack of visibility or the lack of financial resources may cause some customers to reduce, postpone or terminate their investments, or to reduce or not renew ongoing paid services, adversely impacting the Company’s revenues or timing of revenue. Health conditions in some geographic areas where the Company’s customers operate could impact the economic situation of those areas. These conditions, including the COVID-19 pandemic, may present risks for health and limit the ability to travel for Company employees, which could further lengthen the Company’s sales cycle and delay revenue and cash flows in the near-term.

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
The Company believes its existing cash and cash equivalents will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements. The Company continues to have its Chairman and CEO’s intent and ability to support the Company’s operations with additional funds as required. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. The Company may also consider selling off components of its business. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“Nant Capital”) and its convertible notes, the sale of its common stock, and proceeds from the sale of components of its business.

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
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU') No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models which require separate accounting for embedded conversion features. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. ASU No. 2020-06 is effective for fiscal periods beginning after December 15, 2023. The Company early adopted ASU 2020-06 on a modified retrospective basis on January 1, 2021. The cumulative effect of the adoption on accumulated deficit and additional paid-in capital was a decrease of $8,572 and $14,318, respectively, on January 1, 2021. Under the new guidance, the Company will record less noncash interest expense going forward as the cash conversion model that was previously applied is now eliminated.
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

Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three months ended June 30, 2021 and 2020, there were revenues of $490 and $1,821 recognized, respectively, that were included in the deferred revenue balance at the beginning of the period. During the six months ended June 30, 2021 and 2020, there were revenues of $1,028 and $3,649 recognized, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $924 at June 30, 2021 and $1,321 at December 31, 2020. During the three months ended June 30, 2021 and 2020, the Company recorded amortization of $155 and $226, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded amortization of $315 and $469, respectively.
Remaining Performance Obligations
As of June 30, 2021, the Company has allocated a total transaction price of $3,048 to unfulfilled performance obligations that are expected to be fulfilled within 10 years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

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

The total gain on sale of the Connected Care Business consisted of the following:

Cash received as consideration	$47,250
Less: Costs to sell	(849)
Less: Carrying value of net assets sold	(14,190)
Gain on sale of the Connected Care Business	$32,211

The operating results of the Company's discontinued operation were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Major classes of line items constituting pretax income (loss) of discontinued operations
Net revenue	$—	$1,165
Cost of revenue	—	(467)
Selling, general and administrative	(2)	(526)
Research and development	9	(583)
Other expense, net	—	(5)
Pretax loss from discontinued operations related to major classes of pretax income (loss)	7	(416)
Pretax gain on sale of the Connected Care Business	—	32,211
Total pretax income from discontinued operations	7	31,795
Benefit from income taxes	7	(216)
Total gain from discontinued operations, net of tax	$—	$32,011

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The significant operating and investing cash and noncash items of the discontinued operation included on the Consolidated Statements of Cash Flows were as follows:

Six Months Ended June 30,
2020
Cash flows from operating activities:
Depreciation and amortization	$10
Gain on sale of the Connected Care Business	32,211
Cash flows from investing activities:
Net proceeds from sale of the Connected Care Business	$46,401
Purchases of property and equipment, including internal-use software	76
Note 5. Accounts Receivable, net
Accounts receivable are included in the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2021 and December 31, 2020 was $16 and $44, respectively.
Note 6. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Prepaid expenses	$2,040	$2,268
Restricted cash	1,180	238
Other current assets	716	998
Prepaid expenses and other current assets	$3,936	$3,504

Accrued and other current liabilities as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Accrued payroll and related costs	$5,313	$7,247
Bookings commitment (see Note 12)	1,690	1,662
Accrued liabilities	1,476	1,455
Interest payable	661	289
Operating lease liabilities	1,802	1,900
Other accrued and other current liabilities	1,041	1,422
Accrued and other current liabilities	$11,983	$13,975

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 7. Property, Plant and Equipment, net
Property, plant and equipment, net as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Computer equipment and software	$9,021	$12,332
Furniture and equipment	1,061	1,168
Leasehold improvements	3,818	4,282
Property, plant, and equipment, excluding internal-use software, gross	13,900	17,782
Less: Accumulated depreciation and amortization	(9,875)	(12,837)
Property, plant and equipment, excluding internal-use software, net	4,025	4,945
Internal-use software	40,299	38,488
Construction in progress - Internal-use software	1,629	1,616
Less: Accumulated depreciation and amortization, internal-use software	(33,305)	(31,947)
Internal-use software, net	8,623	8,157
Property, plant and equipment, net	$12,648	$13,102

Depreciation and amortization expense from continuing operations was $1,515 and $2,926, respectively, for the three and six months ended June 30, 2021, of which $1,022 and $2,011, respectively, related to internal-use software costs. Depreciation and amortization expense from continuing operations was $1,799 and $3,807, respectively, for the three and six months ended June 30, 2020, of which $1,421 and $3,056, respectively, related to internal-use software costs.

Amounts capitalized to internal-use software related to continuing operations for the three and six months ended June 30, 2021 were $742 and $1,632, respectively. Amounts capitalized to internal-use software related to continuing operations for the three and six months ended June 30, 2020 were $943 and $2,153, respectively.

Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Customer relationships	$53,000	$53,000
Developed technologies	34,500	34,500
Trade name	3,300	3,300
Installed user base	1,400	1,400
Intangible assets, gross	92,200	92,200
Less: Accumulated amortization	(48,696)	(44,231)
Intangible assets, net	$43,504	$47,969

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three months ended June 30, 2021 and 2020 was $2,232 and $2,009, respectively. Amortization expense from continuing operations for the six months ended June 30, 2021 and 2020 was $4,464 and $4,019, respectively.

At July 22, 2020, the Company recorded $5,200 of definite-lived intangible assets and accumulated amortization of $647 related to the assignment of OpenNMS (see Note 19). These intangible assets are amortized over a period of 4 to 6 years.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of June 30, 2021 is as follows:

Amounts
Remainder of 2021	$4,465
2022	8,930
2023	4,346
2024	4,283
2025	4,147
2026	3,467
Thereafter	13,866
Total future intangible amortization expense	$43,504
Note 9. Goodwill
Goodwill as of both June 30, 2021 and December 31, 2020 was $98,333, net of goodwill allocated to the discontinued operation of $18,623 during 2020. The goodwill allocated to the discontinued operation was based on the fair value of the Connected Care Business as a percentage of the total fair value of the Connected Care Business and the Company that remains after the sales transaction (see Note 4).

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Pertaining to the Company's share of NantOmics' income or loss, amortization of basis differences, and other-than-temporary impairments, for the three and six months ended June 30, 2020, the Company recognized losses of $29,918. The Company did not recognize any income or losses during the three months ended June 30, 2021.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. As the Company's equity method investment in NantOmics was reduced to zero during the second quarter of 2020, the Company no longer applies the equity method as NantOmics continued to generate net losses.

The Company used the following summarized financial information for NantOmics for the three and six months ended March 31, 2020, to record its equity method losses for the three and six months ended June 30, 2020:

	Three Months Ended March 31,	Six Months Ended March 31,
	2020	2020
Revenues	$126	$349
Gross loss	(479)	(1,641)
Loss from operations	(3,950)	(7,806)
Net loss	(1,258)	(2,618)
Net loss attributable to NantOmics	(1,230)	(2,559)
Note 11. Convertible Notes
2016 5.5% Convertible Senior Notes ("2016 Notes")
In December 2016, the Company entered into the Purchase Agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90,000 in aggregate principal amount of its 5.5% senior convertible notes due 2021 ("2016 Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons pursuant to Regulation S under the Securities Act. In December 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge, an entity affiliated with Dr. Patrick Soon-Shiong, the Company’s Chairman and Chief Executive Officer, to issue and sell $10,000 in aggregate principal amount of the 2016 Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the overallotment by the Initial Purchasers, the Company issued an additional $7,000 principal amount of the 2016 Notes. The total net proceeds from this offering were approximately $102,714, comprised of $9,917 from Cambridge and $92,797 from the Initial Purchasers, after deducting the Initial Purchasers’ discount and debt issuance costs of $4,286 in connection with the 2016 Notes offering.
On December 21, 2016, the Company entered into an indenture, relating to the issuance of the 2016 Notes (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The interest rates are fixed at 5.5% per year, payable semi-annually on June 15th and December 15th of each year, beginning on June 15, 2017. The 2016 Notes will mature on December 15, 2021, unless earlier repurchased by the Company or converted pursuant to their terms.
In connection with the offering of the 2016 Notes, on December 15, 2016, the Company entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to June 15, 2022 and to subordinate such promissory note in right of payment to the 2016 Notes (see Note 19).

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The initial conversion rate of the 2016 Notes is 82.3893 shares of common stock per $1 principal amount of 2016 Notes (which is equivalent to an initial conversion price of approximately $12.14 per share). Prior to the close of business on the business day immediately preceding September 15, 2021, the 2016 Notes will be convertible only under the following circumstances:
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
(2) during the five business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1 principal amount of the 2016 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; or
(3) upon the occurrence of specified corporate transactions as described in the Indenture agreement.
Upon conversion, the 2016 Notes will be settled in cash, shares of the Company’s common stock or any combination thereof at the Company’s option.
Upon the occurrence of a fundamental change (as defined in the Indenture), holders may require the Company to purchase all or a portion of the 2016 Notes in principal amounts of $1 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the 2016 Notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date. The conversion rate will be subject to adjustment upon the occurrence of certain specified events.
On or after the date that is one year after the last date of original issuance of the 2016 Notes, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending within the five trading days immediately preceding a conversion date is greater than or equal to 120% of the conversion price on each applicable trading day, the Company will make an interest make-whole payment to a converting holder (other than a conversion in connection with a make-whole fundamental change in which the conversion rate is adjusted) equal to the sum of the present values of the scheduled payments of interest that would have been made on the 2016 Notes to be converted had such 2016 Notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the 2016 Notes had not been so converted. The present values of the remaining interest payments will be computed using a discount rate equal to 2.0%. The Company may pay any interest make-whole payment either in cash or in shares of its common stock, at the Company’s election as described in the Indenture.

The Company accounted for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by recording the liability and equity components of the convertible debt separately. The liability component was computed based on the fair value of a similar liability that does not include the conversion option. The liability component included both the value of the embedded interest make-whole derivative and the carrying value of the 2016 Notes. The equity component was computed based on the total debt proceeds less the fair value of the liability component. The equity component was also recorded as debt discount and amortized as interest expense over the expected term of the 2016 Notes.
The liability component of the 2016 Notes on the date of issuance was computed as $83,079, consisting of the value of the embedded interest make-whole derivative of $1,499 and the carrying value of the 2016 Notes of $81,580. Accordingly, the equity component on the date of issuance was $23,921. If the debt is considered current at the balance sheet date, the liability component of the 2016 Notes will be classified as current liabilities and presented in current portion of 2016 Notes debt and the equity component of the convertible debt will be considered a redeemable security and presented as redeemable equity on the Company's Consolidated Balance Sheet.
Offering costs of $4,286 related to the issuance of the 2016 Notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing offering costs and equity issuance costs, respectively. Approximately $972 of this amount was allocated to equity and the remaining $3,314 was capitalized as deferred financing offering costs.
The Company adopted ASU No. 2020-06 on January 1, 2021 through a modified retrospective method of transition, which eliminated the separation model for convertible debt with a cash conversion feature, resulting in less noncash interest expense going forward (see Note 2). The cumulative effect of the adoption on January 1, 2021 was a decrease of $5,746 to unamortized debt discount and deferred financing offering costs. The debt discounts and deferred financing offering costs on the 2016 Notes are being amortized to interest expense over the contractual terms of the 2016 Notes, using the effective interest method at an effective interest rate of 6.78%.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
On April 13, 2021, NantHealth entered into a transaction with Highbridge Capital Management, LLC and one of its affiliates (“Highbridge”) to exchange $5,000 principal amount of its $36,945 in existing 2016 Notes and with Cambridge to exchange $5,000 principal amount of its $10,000 in existing 2016 Note for shares of the Company’s common stock pursuant to an exchange agreement dated as of April 13, 2021 (the “Exchange Agreement”).

On April 13, 2021, in connection with the Exchange Agreement, the Company paid Cambridge $91 for accrued and unpaid interest and issued 1,689,189 shares of the Company’s common stock at $2.96 per share, representing the closing price of the Company’s common stock on April 13, 2021. The Company recorded a loss on exchange of the 2016 Notes with Cambridge and a decrease to unamortized debt discount and deferred financing offering costs of $18. After the exchange, $5,000 of unpaid principal on 2016 Notes held by Cambridge remained outstanding.

On April 14, 2021, in connection with the Exchange Agreement, the Company paid Highbridge $92 for accrued and unpaid interest and issued 1,926,781 shares of the Company’s common stock at $2.595 per share, representing the closing price of the Company’s common stock on April 14, 2021. The Company recorded a loss on exchange of the 2016 Notes with Highbridge and a decrease to unamortized debt discount and deferred financing offering costs of $44. After the exchange, $97,000 of unpaid principal on 2016 Notes held by Initial Purchasers remained outstanding.

As of June 30, 2021, the remaining life of the 2016 Notes is approximately 5.5 months.

2021 4.5% Convertible Senior Notes ("2021 Notes")

On April 13, 2021, the Company and its wholly owned subsidiary, NaviNet (the "Guarantor") entered into a note purchase agreement (the “Note Purchase Agreement”) with Highbridge and certain other buyers, including Nant Capital, LLC (“Nant Capital”) to issue and sell $137,500 in aggregate principal amount of its 4.5% convertible senior notes (the "2021 Notes") in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The 2021 Notes were issued on April 27, 2021. The total net proceeds from this offering were approximately $136,772, comprised of $62,223 from Nant Capital and $74,549 from Highbridge, after deducting the Highbridge’s debt issuance costs of $118 and $610 in debt issuance costs paid to third parties in connection with the 2021 Notes offering.

The Company used part of the proceeds from the 2021 Notes issuance to repurchase the remaining $31,945 of principal amount of the 2016 Notes held by Highbridge (“Repurchased Notes”) and pay $644 of accrued and unpaid interest. The Company recorded a loss on repurchase of the 2016 Notes with Highbridge and a decrease to unamortized debt discount and deferred financing offering costs of $267.

On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company and Highbridge entered into a Resale Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, the Company was obligated to file a registration statement to register the resale of the shares of the Company’s equity stock issuable upon conversion of the Notes no later than May 27, 2021 and such registration statement shall be effective no later than July 26, 2021. The registration statement was filed timely.

In connection with the issuance of the 2021 Notes and the amended and restated promissory notes, on April 27, 2021, the Company provided a notice of a fundamental change (as defined in the indenture governing the Company's 2016 Notes) and an offer to repurchase all our outstanding 2016 Notes. On May 25, 2021, the Company purchased $55,555 of the outstanding 2016 Notes ("Fundamental Change Repurchase"), paid $1,358 of accrued and unpaid interest thereon. The Company recorded a loss on repurchase of the 2016 Notes with other investors and a decrease to unamortized debt discount and deferred financing offering costs of $412.

After the Repurchased Notes, Fundamental Change Repurchase and Exchanges on the 2016 Notes, $9,500 of unpaid principal remained outstanding, including $5,000 held by Cambridge and $4,500 held by Initial Purchasers. The remaining 2016 Notes have a maturity date of December 15, 2021.

On April 27, 2021, the 2021 Notes were issued to the investors under an indenture (the “2021 Indenture”) dated April 27, 2021 entered into between the Company and U.S. Bank National Association (the “Trustee”).

The interest rates are fixed at 4.5% per year, payable semi-annually on October 15th and April 15th of each year, beginning on October 1, 2021. The 2021 Notes will mature on April 15, 2026, unless earlier repurchased by the Company or converted pursuant to their terms.

The deferred financing offering costs on the 2021 Notes are being amortized to interest expense over the contractual terms of the 2021 Notes, using the effective interest method at an effective interest rate of 4.61%.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The initial conversion rate of the 2021 Notes is 259.8753 shares of common stock per $1 principal amount of 2021 Notes (which is equivalent to an initial conversion price of approximately $3.85 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events in accordance with the terms of the 2021 Indenture but will not be adjusted for accrued and unpaid interest.

Holders of the 2021 Notes may convert all or a portion of their 2021 Notes, in multiples of $1 principal amount, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the 2021 Notes will be settled in cash, shares of the Company's common stock or any combination thereof at the Company's option. As of June 30, 2021, the remaining life of the 2021 Notes is approximately 58 months.

The 2021 Notes are the Company’s general unsecured obligations and are initially guaranteed on a senior unsecured basis by the Guarantor.

The Company may not redeem the 2021 Notes prior to April 20, 2024. The Company may redeem for cash all or any portion of the 2021 Notes, at its option, on or after April 20, 2024, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire the 2021 Notes periodically. If the Company exercises this option to redeem the 2021 Notes owned by Highbridge and Highbridge is unable to convert such 2021 Notes as a result of the application of the beneficial ownership limitations, at the request of Highbridge, the Company shall convert such 2021 Notes into the number of shares of the Company’s Series 1 Preferred Stock equal to the number of shares that the 2021 Notes are convertible into pursuant to the Conversion Option (as defined in the 2021 Indenture) into common stock.

Upon the occurrence of a fundamental change (as defined in the 2021 Indenture), holders may require the Company to purchase all or a portion of the 2021 Notes in principal amounts of $1 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the 2021 Notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date.

For so long as at least $25,000 principal amount of the 2021 Notes are outstanding, the 2021 Indenture restricts the Company or any of its subsidiaries from creating, assuming or incurring any indebtedness owing to any of the Company's affiliates (other than intercompany indebtedness between the Company and its subsidiaries and other than any of the Company's 5.5% Convertible Notes due 2021 or the 4.50% Convertible Note due 2026 held by the Company’s affiliates), or prepaying any such indebtedness, subject to certain exceptions, unless certain conditions described in the 2021 Indenture have been satisfied.

See Note 14 Commitments and Contingencies for default provisions.

The following tables set forth the Company's interest expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$571	$1,248	$1,819	$708	$2,582	$3,290
Amortization of debt discounts	5	37	42	13	113	126
Amortization of deferred financing offering costs	14	131	145	19	365	384
Total convertible notes interest expense	$590	$1,416	$2,006	$740	$3,060	$3,800

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471	$274	$2,668	$2,942
Amortization of debt discounts	131	1,278	1,409	258	2,516	2,774
Amortization of deferred financing offering costs	4	180	184	7	354	361
Total convertible notes interest expense	$272	$2,792	$3,064	$539	$5,538	$6,077

Note 12. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$37,453	$—	$—	$37,453

	December 31, 2020
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$32,651	$—	$—	$32,651
Interest make-whole derivative	4	—	—	4

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. The Company also agreed that Allscripts shall receive at least $500 per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, the Company shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. As of both June 30, 2021 and December 31, 2020, the accrued Annual Minimum Commitment was $1,200. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement.

The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business, using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 7% and 9% at June 30, 2021 and between 10% and 11% at December 31, 2020. The change in fair value is recorded within other income (expense), net in the Company's Consolidated Statements of Operations.

The fair value of the Bookings Commitment is dependent on management's estimate of the probability of success on individual opportunities and the cost of debt applied in discounting the liability. The higher the probability of success on each opportunity, the lower the fair value of the Bookings Commitment liability. The lower the cost of debt applied, the higher the value of the liability.

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at June 30, 2021, the fair value of the liability would increase by $4,633.
Convertible Note derivative liability
In December 2016, the Company issued $107,000 in aggregate principal amount of 2016 Notes due December 15, 2021, of which $10,000 issued to a related party (see Note 11). The 2016 Notes include an interest make-whole feature whereby if a note holder converts any of the 2016 Notes one year after the last date of original issuance of the 2016 Notes, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present values of the scheduled payments, computed using a discount rate equal to 2.0%, of interest that would have been made on the 2016 Notes to be converted had such 2016 Notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the 2016 Notes had not been so converted. The Company may pay any interest make-whole payment either in cash or in shares of its common stock, at the Company’s election as described in the Indenture. The Company has determined that this feature is an embedded derivative.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the six months ended June 30, 2021:

	December 31, 2020	Transfers in (out)	Change in fair value recognized in earnings	June 30, 2021
Liabilities
Interest make-whole derivative - related party and others	$4	$—	$(4)	$—
Bookings Commitment	32,651	—	4,802	37,453
	$32,655	$—	$4,798	$37,453
Fair Value of Convertible Notes held at amortized cost
As of June 30, 2021 and December 31, 2020, the fair value and carrying value of the Company's Convertible 2016 Notes were:

	Fair value	Carrying value	Face value
2016 Notes
Balance as of June 30, 2021
Related party	$5,005	$4,988	$5,000
Others	4,505	4,473	4,500
	$9,510	$9,461	$9,500
Balance as of December 31, 2020
Related party	$9,553	$9,411	$10,000
Others	92,660	90,578	97,000
	$102,213	$99,989	$107,000

The fair value shown above represents the fair value of the debt instrument, inclusive of both the debt and equity components, but excluding the derivative liability. As of December 31, 2020, the carrying value represents only the carrying value of the debt component before the adoption of ASU 2020-06.

The fair value of the 2016 Notes was determined by using unobservable inputs that are supported by minimal non-active market activity and that are significant to determining the fair value of the debt instrument. The fair value is level 3 in the fair value hierarchy.

The fair value of the 2021 Notes approximated its carrying value of $136,797 as of June 30, 2021.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 13. Leases
Future minimum lease payments under the Company's operating leases at June 30, 2021 were:

Maturity Analysis	Amounts
Remainder of 2021	$1,331
2022	2,685
2023	2,693
2024	2,538
2025	685
2026	614
Thereafter	1,087
Total future minimum lease payments	11,633
Less: imputed interest	(2,570)
Total	$9,063
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$1,802
Operating lease liabilities	7,261
$9,063
Note 14. Commitments and Contingencies
The Company's principal commitments consist of obligations under its outstanding debt obligations, noncancellable leases for its office space, data centers and certain equipment and vendor contracts to provide research services, and purchase obligations under license agreements and reseller agreements.
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of Nant Capital to fund the acquisition of NaviNet (see Note 19). On May 9, 2016 and December 15, 2016, the promissory note with Nant Capital was amended to provide that all outstanding principal and accrued interest is due and payable on June 15, 2022, and not on demand and the Company subordinated the promissory note in right of payment to the 2016 Notes (see Note 11).
On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company entered into a Third Amended and Restated Promissory Note to extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.
Indenture Obligations Under 2016 Notes and 2021 Notes
On December 21, 2016, the Company entered into the Indenture relating to the issuance of the $107,000 2016 Notes, by and between the Company and U.S. Bank National Association the Trustee. The interest rates are fixed at 5.5% per year, payable semi-annually on June 15th and December 15th of each year, beginning on June 15, 2017. The 2016 Notes will mature on December 15, 2021, unless earlier repurchased by the Company or converted pursuant to their terms (see Note 11).

On April 27, 2021, the Company and the Guarantor entered into an indenture (the “2021 Indenture”) by and among NantHealth, the Guarantor and U.S. Bank National Association, as trustee (the “Trustee”), pursuant to which the Company issued the 2021 Notes. The 2021 Notes will bear interest at a rate of 4.5% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. The 2021 Notes will mature on April 15, 2026, unless earlier repurchased, redeemed or converted.

The following events are considered “events of default” with respect to the 2021 Notes, which may result in the acceleration of the maturity of the 2021 Notes:

(1) the Company defaults in any payment of interest on the 2021 Notes when due and payable and the default continues for a period of 30 days;

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
(2) the Company defaults in the payment of principal on the 2021 Notes when due and payable at the stated maturity, upon redemption, upon any required repurchase, upon declaration of acceleration or otherwise;

(3) failure by the Company to comply with its obligation to convert the 2021 Notes in accordance with the 2021 Indenture upon exercise of a holder’s conversion right and such failure continues for a period of five business days;

(4) failure by the Company to give a fundamental change notice or notice of a specified corporate transaction when due with respect to the 2021 Notes;

(5) failure by the Company to comply with its obligations under the 2021 Indenture with respect to consolidation, merger and sale of assets of the Company;

(6) failure by the Company to comply with any of its other agreements contained in the 2021 Notes or the 2021 Indenture, for a period 60 days after written notice from the Trustee or the holders of at least 25% in principal amount of the 2021 Notes then outstanding has been received;

(7) default by the Company or any of its significant subsidiaries (as defined in the 2021 Indenture) with respect to any mortgage, agreement or other instrument under which there may be outstanding, or by which there may be secured or evidenced, any indebtedness for money borrowed in excess of $17,500 (or its foreign currency equivalent) in the aggregate of the Company and/or any such subsidiary, whether such indebtedness now exists or shall hereafter be created (i) resulting in such indebtedness becoming or being declared due and payable or (ii) constituting a failure to pay the principal of any such indebtedness when due and payable at its stated maturity, upon required repurchase, upon declaration of acceleration or otherwise, and, in the case of clauses (i) and (ii), such default is not rescinded or annulled or such failure to pay or default shall not have been cured or waived, such acceleration is not rescinded or such indebtedness is not discharged, as the case may be, within 30 days after notice to the Company by the Trustee or to the Company and the Trustee by holders of at least 25% in aggregate principal amount of 2021 Notes then outstanding in accordance with the 2021 Indenture; or

(8) certain events of bankruptcy, insolvency, or reorganization of the Company or any of its significant subsidiaries (as defined in the 2021 Indenture).

If such an event of default, other than an event of default described in clause (8) above with respect to the Company, occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2021 Notes by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2021 Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest on the 2021 Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest on the 2021 Notes, if any, will be due and payable immediately.
Unconditional Purchase Obligations
In 2020, NantWorks entered into agreements with various vendors related to an enterprise resource planning (“ERP”) implementation project on behalf of its subsidiaries, including NantHealth. NantWorks bills the Company for its portion of these expenses through the Shared Services Agreement (see Note 19). As of June 30, 2021, the Company’s estimated unconditional purchase obligations total approximately $400 for the remainder of 2021, $600 in 2022, and $100 in 2023. During the six months ended June 30, 2021, the Company made payments of approximately $162 for the amounts purchased related to the unconditional purchase obligations for the ERP implementation project.
Regulatory Matters
The Company is subject to the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act and related patient confidentiality laws and regulations with respect to patient information. The Company reviews the applicable laws and regulations regarding effects of such laws and regulations on its operations on an on-going basis and modifies operations as appropriate. The Company is also subject to regulatory oversight by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development, manufacturing and/or sale of some of its solutions. The Company believes it is in substantial compliance with all applicable laws and regulations. Failure to comply with regulatory requirements could have a significant adverse effect on the Company’s business and operations.
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

In April 2018, two putative shareholder derivative actions, captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in the Deora action but asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, 1:18-cv-01857. appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets (which Petersen subsequently withdrew), and unjust enrichment. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020. Discovery commenced and the action remains pending. On June 29, 2021, the Court granted the Unopposed Motion to Substitute Lead Plaintiff, following Plaintiff Petersen’s sale of his NantHealth stock, and appointed Engleman as Lead Plaintiff

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. In November 2018, a putative shareholder derivative action captioned Manuel v. Soon-Shiong was filed in the U.S. District Court for the District of Delaware. The complaints contain allegations similar to those in the Deora action but also asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The Company is named solely as a nominal defendant. On January 15, 2019, the Shen and Manuel actions were consolidated in a case captioned In re NantHealth, Inc. Stockholder Derivative Litigation. The parties agreed to stay the consolidated case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery. The stay was lifted after the Delaware Court of Chancery's January 14, 2020 decision granting in part and denying in part the motion to dismiss. On October 5, 2020, an amended consolidated

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
complaint was filed which brings claims only against Dr. Soon-Shiong for alleged violations of the federal securities laws and breach of fiduciary duty based on alleged misstatement or omissions in the Company’s 2017 and 2018 proxy statements and other public filings. On December 4, 2020, defendant moved to dismiss the amended complaint. On February 2, 2021, plaintiffs filed an answering brief in opposition to defendant’s motion to dismiss. On March 18, 2021, defendant filed a reply brief in further support of his motion to dismiss the amended complaint. On May 12, 2021, the court issued an order dismissing the amended complaint with prejudice.
Insurance Recoveries
The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at June 30, 2021 and December 31, 2020 was $47 and $253, respectively, and is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

Note 15. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2021 from continuing operations were provision of $6 and a benefit of $2, respectively. The provision for income taxes for the three and six months ended June 30, 2020 from continuing operations was $4 and $97, respectively. The tax provision for income taxes for the three and six months ended June 30, 2021 and 2020 from continuing operations included an income tax (benefit) provision for the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three and six months ended June 30, 2021 were a provision from continuing operations of 0.04% and a benefit of 0.01%, respectively. The effective tax rates for the three and six months ended June 30, 2020 were a provision from continuing operations of 0.01% and 0.17%, respectively. The effective tax rates for the six months ended June 30, 2021 and 2020 differed from the U.S. federal statutory rates of 21% primarily due to a valuation allowance on the Company's deferred tax assets.

The Company has evaluated all available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. due to uncertainties surrounding the realization of the deferred tax assets. The Company maintains a full valuation allowance against substantially all deferred tax assets. If/when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company has recently completed an IRS audit for the tax year 2016 with no adjustments. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2015 or prior, however, its tax attributes, such as net operating loss (“NOL”) carryforwards and tax credits, are still subject to examination in the year they are used.
Note 16. Stockholders’ Equity
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of June 30, 2021 and December 31, 2020, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of June 30, 2021, and December 31, 2020, there were no outstanding shares of preferred stock.

On April 13, 2021, the Company exchanged with Cambridge and Highbridge, respectively, $10.0 million principal of the 2016 Notes ($5.0 million with each party, respectively), for 1,689,189 and 1,926,781 common shares, respectively (See Note 11).

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 17. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Phantom units:
Cost of revenue	$—	$11	$—	$27
Selling, general and administrative	—	(32)	—	(23)
Research and development	—	19	—	36
Total phantom units stock-based compensation expense	—	(2)	—	40
Stock options:
Cost of revenue	42	13	84	28
Selling, general and administrative	570	227	1,268	464
Research and development	105	19	203	43
Total stock options stock-based compensation expense	717	259	1,555	535
Restricted stock units:
Cost of revenue	—	2	—	9
Selling, general and administrative	25	132	74	521
Research and development	—	5	—	23
Total restricted stock units stock-based compensation expense	25	139	74	553
Related party share based payments
Cost of revenue	—	—	—	—
Selling, general and administrative	67	—	67	—
Research and development	46	—	46	—
Total related party share based payments	113	—	113	—
Discontinued operations	—	—	—	(79)
Total stock-based compensation expense	855	396	1,742	1,049
Amount capitalized to internal-use software	32	29	57	48
Total stock-based compensation cost	$887	$425	$1,799	$1,097

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
2016 Equity Incentive Plan
Stock Options
The following table summarizes the activity related to stock options during the three and six months ended June 30, 2021:

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding - December 31, 2020	10,025,124	$2.19
Exercised	(103,900)	$0.55
Forfeited	(242,500)	$3.05
Stock options outstanding - March 31, 2021	9,678,724	$2.18
Granted	400,000	$2.65
Vested	(300,000)	$0.55
Forfeited	(330,000)	$2.79
Stock options outstanding - June 30, 2021	9,448,724	$2.20
Stock options exercisable - June 30, 2021	2,907,474	$0.77
As of June 30, 2021, the Company had $9,412 of unrecognized stock-based compensation expense related to stock options. This cost is expected to be recognized over a weighted-average period of 2.3 years.
The Company settles all exercised stock options by issuing shares of the Company's common stock without netting down the portion related to payroll withholding tax obligations.
Restricted Stock Units
The following table summarizes the activity related to the unvested restricted stock units during the three and six months ended June 30, 2021:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted stock units outstanding - December 31, 2020	253,308	$1.64
Vested	(59,853)	$1.81
Unvested restricted stock units outstanding - March 31, 2021	193,455	$1.59
Vested	(58,750)	$1.23
Forfeited	(15,000)	$1.23
Unvested restricted stock units outstanding - June 30, 2021	119,705	$1.81
As of June 30, 2021, the Company had $183 of unrecognized stock-based compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.7 years.
During the six months ended June 30, 2021, the Company issued 118,603 shares of common stock to participants of the 2016 Plan based in the United States.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 18. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net (loss) income per share of common stock attributable to NantHealth for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss per share numerator:
Net loss from continuing operations	$(15,450)	$(48,255)	$(30,954)	$(57,195)
Net loss attributable to noncontrolling interests	(128)	—	(219)	—
Net loss from continuing operations attributable to NantHealth	(15,322)	(48,255)	(30,735)	(57,195)
Income (loss) from discontinued operations attributable to NantHealth	19	(34)	24	31,971
Net loss attributable to NantHealth for basic and diluted net loss per share	$(15,303)	$(48,289)	$(30,711)	$(25,224)
Weighted-average shares for basic and diluted net (loss) income per share	114,512,542	110,831,456	112,924,619	110,731,925

Basic and diluted net (loss) income per share attributable to NantHealth:
Continuing operations - common stock	$(0.13)	$(0.44)	$(0.27)	$(0.52)
Discontinued operations - common stock	$—	$—	$—	$0.29
Total net loss per share - common stock	$(0.13)	$(0.44)	$(0.27)	$(0.23)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2021	2020
Unvested phantom units	—	115,108
Unvested restricted stock units	119,705	874,019
Unexercised stock options	9,448,724	5,545,724
Convertible notes	36,515,562	8,815,655
Note 19. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three and six months ended June 30, 2021, the Company recognized $307 and $413 of expenses, respectively, recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. During the three and six months ended June 30, 2020, the Company had income of $397 and incurred expenses of $89, respectively, recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Related Party Receivables and Payables
As of June 30, 2021 and December 31, 2020, the Company had related party receivables of $1,848 and $1,854, respectively, primarily consisting of a receivable from Ziosoft KK of $1,477 in both periods, which was related to the sale of Qi Imaging. As of June 30, 2021 and December 31, 2020, respectively, the Company had related party payables and related party liabilities of $39,203 and $35,329, respectively, which primarily relate to amounts owed to NantWorks pursuant to the Shared Services Agreement, amounts owed to NantOmics under the Second Amended Reseller Agreement (defined below), and interest payable. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

As of June 30, 2021 and December 31, 2020, the Company had $0 and $3, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three and six months ended June 30, 2021, direct costs of $0 were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three and six months ended June 30, 2020, direct costs of $9 and $45, respectively, were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge, an entity affiliated with the Company's Chairman and CEO, Dr. Patrick Soon-Shiong, to issue and sell $10,000 in aggregate principal amount of the 2016 Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 11). On April 13, 2021, Cambridge agreed to exchange $5,000 of its $10,000 in Convertible Notes due 2021 in exchange for 1,689,189 shares of the Company’s common stock (see Note 11). The accrued and unpaid interest on the 2016 Notes was $9 and $24 at June 30, 2021 and December 31, 2020, respectively, included as part of current related party payables, net in the Consolidated Balance Sheets.
Nant Capital Purchase Agreement
On April 13, 2021, the Company entered into a purchase agreement ("the Purchase Agreement") with Nant Capital and Highbridge to provide for the issuance of 4.5% convertible senior notes due on April 15, 2026 for an aggregate amount of $137.5 million in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. Nant Capital purchased $62.5 million of the 2021 Notes. The Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 11). The accrued and unpaid interest on the 2021 Notes are to be paid April 15 and October 15 semiannually, commencing on October 15, 2021. The accrued and unpaid interest on the 2021 Notes to Nant Capital was $492 at June 30, 2021, included as part of current related party payables, net in the Consolidated Balance Sheets.
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

During both the three and six months ended June 30, 2021 and 2020, the Company did not record any revenue under these agreements. As of both June 30, 2021 and December 31, 2020, the Company had accounts receivable from related parties due to these agreements of $110.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of Nant Capital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note were originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of Nant Capital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of Nant Capital. On May 9, 2016, the promissory note with Nant Capital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the 2016 Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to June 15, 2022 and to subordinate the promissory note in right of payment to the 2016 Notes (see Note 11). No other terms of the promissory note were changed. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 15, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. As of June 30, 2021 and December 31, 2020, the total principal and interest outstanding on the promissory note amounted to $147,319 and $143,756, respectively. The accrued and unpaid interest on the promissory note as of June 30, 2021 and December 31, 2020 was $34,653 and $31,090, respectively, included as part of noncurrent related party liabilities in the Consolidated Balance Sheets. Nant Capital has the option, but not the obligation, to require the Company to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price $1.484) held by the Company, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital.

On January 22, 2016, the Company executed a demand promissory note in favor of NantOmics. The principal amount of the initial advance totaled $20,000. On March 8, 2016, NantOmics made a second advance to the Company for $20,000. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, the Company executed amendments to the demand promissory note with NantOmics, which provide that all unpaid principal of each advance owed to NantOmics and any accrued and unpaid interest would convert automatically into shares of the Company’s common stock after pricing of the Company’s IPO and immediately after conversion of the Company from a limited liability company to a corporation. On June 1, 2016, approximately $40,590 of principal and accrued interest under the promissory note with NantOmics was converted into 2,899,297 shares of the Company’s common stock in connection with the IPO. The amendments also provided a maturity date for the promissory note of June 30, 2021. The Company can request additional advances subject to NantOmics approval. There are no other stated restrictions or maximum commitment for advances. On April 26, 2021, in connection with the issuance of the 2021 Notes, the Company entered into an agreement with NantOmics which terminated its demand promissory note in favor of NantOmics, dated January 22, 2016, as amended during May and June of 2016.

On August 8, 2018, the Company executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, the Company and Nant Capital executed an agreement to amend and restate the original promissory note allowing the Company to request advances up to a maximum commitment of $125,000 that bears interest at a per annum rate of 5.5%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the 2016 Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. The promissory note is subordinated to the 2016 Notes (see Note 11). The promissory note includes customary negative covenants. No advances have currently been made under the note. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company and Nant Capital entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2020, between the Company and Nant Capital, to among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the Second Promissory Note in right of payment to the 2021 Notes. At June 30, 2021, the Company was in compliance with the covenants of both the 2016 Notes and the 2021 Notes.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Related Party Share-based Payments
On December 21, 2020, ImmunityBio, Inc. (formerly known as NantKwest, Inc.) ("ImmunityBio"), NantCell, and Nectarine Merger Sub, Inc., a wholly owned subsidiary of ImmunityBio, entered into an Agreement and Plan of Merger, which was completed on March 9, 2021 (the "Merger"). The newly merged entity is majority owned by entities controlled by Dr. Patrick Soon-Shiong, Chairman and Chief Executive Officer of the Company. On March 4, 2021, prior to the Merger, NantCell awarded restricted stock units to its employees and nonemployees of the company and its affiliates, including certain NantHealth employees, which vests over defined service periods, subject to completion of a liquidity event. At the effective time of the Merger on March 9, 2021, the performance condition was met and each share of common stock of NantCell that was issued and outstanding immediately prior to the Merger was automatically converted into the right to receive as consideration newly issued common shares of ImmunityBio. The Company accounts for these awards as compensation cost at its estimated fair value over the vesting period with a corresponding credit to equity to reflect a capital contribution from, or on behalf of, the common controlling entity, to the extent that those services provided by its employees associated with these awards benefit NantHealth. The fair value is dependent on management's estimate of the benefit to NantHealth. The higher the estimate of benefit to the Company, the higher the fair value of compensation cost. The compensation cost attributed to NantHealth associated with these awards was $113 for the three and six months ended June 30, 2021.

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
Overview
The Company provides enterprise solutions that help businesses transform complex data into actionable insights. By offering efficient ways to move, interpret, and visualize complex and highly sensitive information, we help our customers in healthcare, life sciences, logistics, telecommunications, and other industries, to automate, understand, and act on data while keeping it secure and scalable.

NantHealth’s product portfolio comprises the latest technology in payer/provider collaboration platforms for real-time coverage decision support (NaviNet and Eviti) and data solutions that include multi-data analysis, reporting and professional services offerings (Quadris). In addition, The OpenNMS Group, Inc. ("OpenNMS"), a NantHealth subsidiary, helps businesses monitor and manage network health and performance. Altogether, we generally derive revenue from SaaS subscription fees, support services, professional services, and revenue sharing through collaborations with complementary businesses.

We market certain of our solutions as a comprehensive integrated solution that includes our clinical decision support, payer engagement solutions, data analysis and network monitoring and management. We also market our clinical decision support, payer engagement solutions, data analysis and network monitoring and management on a stand-alone basis. To accelerate our commercial growth and enhance our competitive advantage, we intend to continue to:

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

Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of June 30, 2021, our accumulated deficit was approximately $1.0 billion. We expect to continue to incur operating losses over the near term as we expand our commercial operations, invest further in NantHealth solutions, and support adoption of our molecular sequencing and analysis solutions.
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
Equalization, Exchange Agreement and Note Prepayment
On April 13, 2021, we entered into a transaction with Highbridge Capital Management, LLC and one of its affiliates (“Highbridge”) to exchange $5.0 million of its $36.9 million in existing 2016 Notes and with Cambridge to exchange $5.0 million of its $10.0 million in existing 2016 Notes for shares of our common stock, par value $0.0001 (the “Common Stock”), pursuant to an exchange agreement dated as of April 13, 2021 (the “Exchange Agreement”) (See Note 11).

On April 27, 2021, concurrent with the 2021 Notes issuance, the Company used the proceeds to prepay the remaining $31.9 million of principal amount of the 2016 Notes held by Highbridge and $0.6 million of accrued interest on such 2016 Notes.
Note Purchase Agreement
On April 13, 2021, we and our wholly owned subsidiary, NaviNet (the “Guarantor”) entered into a note purchase agreement (the “Note Purchase Agreement”) with Highbridge and Nant Capital, to issue and sell $137.5 million in aggregate principal amount of our 4.5% convertible senior notes due 2026 (the “2021 Notes”) in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Note Purchase Agreement includes customary representations, warranties and covenants by us and customary closing conditions. Under the terms of the Note Purchase Agreement, we have agreed to indemnify the buyers against certain liabilities. The 2021 Notes were issued on April 27, 2021.
Amended and Restated Promissory Notes
On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Third Amended and Restated Promissory Note which amends and restates our promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 15, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.

On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Second Amended and Restated Promissory Note which amends and restates our promissory note, dated August 8, 2018, as amended on December 31, 2020, between us and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the Second Promissory Note in right of payment to the 2021 Notes.
Indenture
On April 27, 2021, we and the Guarantor entered into an indenture (the “2021 Indenture”) by and among us, the Guarantor and U.S. Bank National Association, as trustee (the “Trustee”), pursuant to which we issued the 2021 Notes. The 2021 Notes bear interest at a rate of 4.5% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. The 2021 Notes will mature on April 15, 2026, unless earlier repurchased, redeemed or converted.
Repurchase of 2016 Notes
In connection with the issuance of the 2021 Notes and the amended and restated promissory notes, on April 27, 2021, we provided a notice of a fundamental change (as defined in the indenture governing the Company's 5.5% Convertible Notes due 2021) and an offer to repurchase all our outstanding 2016 Notes. On May 25, 2021, the Company purchased $55.6 million of the outstanding 2016 Notes, including accrued and unpaid interest thereon. After the Repurchased Notes, Fundamental Change Repurchase and Exchanges on the 2016 Notes, $9.5 million of unpaid principal remained outstanding, including $5.0 million held by Cambridge and $4.5 million held by Initial Purchasers. The remaining 2016 Notes have a maturity date of December 15, 2021.

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

However, in light of the uncertainties regarding economic, business, social, health and geopolitical conditions, our revenues, earnings, liquidity, and cash flows could be adversely affected, whether on an annual or quarterly basis. Continued impacts of the COVID-19 pandemic could materially adversely affect our current and long-term account receivable collectability, as our negatively impacted customers from the pandemic may request temporary relief, delay, or not make scheduled payments. In addition, the deployment of our solutions may represent a large portion of our customers' investments in software technology. Decisions to make such an investment are impacted by the economic environment in which the customers operate. Uncertain global geopolitical, economic and health conditions and the lack of visibility or the lack of financial resources may cause some customers to reduce, postpone or terminate their investments, or to reduce or not renew ongoing paid services, adversely impacting our revenues or timing of revenue. Health conditions in some geographic areas where our customers operate could impact the economic situation of those areas. These conditions, including the COVID-19 pandemic, may present risks for health and limit the ability to travel for our employees, which could further lengthen our sales cycle and delay revenue and cash flows in the near-term.
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

The sale of the Connected Care Business qualified as a discontinued operation because it comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. The disposal of the Connected Care Business represented a strategic shift in our operations as the sale enables us to focus on clinical decision support, payer engagement, and data analytics.
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

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 12 of the Consolidated Financial Statements). We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. The total estimated liability was $38.7 million and $33.9 million as of June 30, 2021 and December 31, 2020, respectively.

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

Non-GAAP net loss from continuing operations excludes the effects of (1) loss from equity method investments including impairment losses, (2) stock-based compensation expense, (3) change in fair value of derivatives liability, (4) change in fair value of the Bookings Commitment, (5) noncash interest expense related to convertible notes, (6) intangible amortization, (7) securities litigation costs, (8) the impacts of certain income tax benefits and provisions from noncash activity, and (9) the loss on exchange and prepayments of the 2016 Notes.

The following table reconciles Net loss from continuing operations attributable to NantHealth to Net loss from continuing operations attributable to NantHealth - Non-GAAP for the three and six months ended June 30, 2021 and 2020.

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss from continuing operations attributable to NantHealth	$(15,322)	$(48,255)	$(30,735)	$(57,195)
Adjustments to GAAP net loss from continuing operations attributable to NantHealth:
Loss on Exchange and Prepayment of 2016 Notes	742	—	742	—
Loss from related party equity method investment	—	29,918	—	31,702
Stock-based compensation expense from continuing operations	851	396	1,734	1,128
Change in fair value of derivatives liability	—	58	(4)	63
Change in fair value of Bookings Commitment	2,340	6,855	4,803	3,727
Noncash interest expense related to convertible notes	374	1,593	697	3,135
Intangible amortization from continuing operations	2,212	2,009	4,425	4,019
Securities litigation costs	—	—	—	(103)
Tax (benefit) provision resulting from certain noncash tax items	(45)	(36)	(88)	(36)
Total adjustments to GAAP net loss from continuing operations attributable to NantHealth	6,474	40,793	12,309	43,635
Net loss from continuing operations attributable to NantHealth - Non-GAAP	$(8,848)	$(7,462)	$(18,426)	$(13,560)

Weighted average basis common shares outstanding	114,512,542	110,831,456	112,924,619	110,731,925

Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.08)	$(0.07)	$(0.16)	$(0.12)

The following table reconciles Net loss per common share from continuing operations attributable to NantHealth to Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP for the three and six months ended June 30, 2021 and 2020.

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss per common share from continuing operations attributable to NantHealth	$(0.13)	$(0.44)	$(0.27)	$(0.52)
Adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth:
Loss on Exchange and Prepayment of 2016 Notes	0.01	—	0.01	—
Loss from related party equity method investment	—	0.28	—	0.29
Stock-based compensation expense from continuing operations	0.01	—	0.02	0.01
Change in fair value of derivatives liability	—	—	—	—
Change in fair value of Bookings Commitment	0.01	0.06	0.03	0.03
Noncash interest expense related to convertible notes	—	0.01	0.01	0.03
Intangible amortization from continuing operations	0.02	0.02	0.04	0.04
Securities litigation costs	—	—	—	—
Tax (benefit) provision resulting from certain noncash tax items	—	—	—	—
Total adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth	0.05	0.37	0.11	0.40
Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.08)	$(0.07)	$(0.16)	$(0.12)

Components of Our Results of Operations
Revenue
We generate our revenue from the sale of software-as-a-service ("SaaS"), maintenance, and services. Our systems infrastructure and platforms support the delivery of the implementation of value-based care models across the healthcare continuum, and maintenance of reliable network connections. We generate revenue from the following sources:

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

Maintenance - Maintenance revenue includes technical support or maintenance on OpenNMS software during the contract term. Our networking monitoring solutions typically consist of a term-based subscription to the OpenNMS Meridian software repository and associated support, which entitles customers to unspecified software updates and upgrades on a when-and-if-available basis. Revenue is recognized over the maintenance or support term.

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
Cost of Revenue
Cost of revenue includes associated salaries and fringe benefits, stock-based compensation, consultant costs, direct reimbursable travel expenses, depreciation related to software developed for internal use, and other direct engagement costs associated with the design, development, sale and installation of systems, including system support and maintenance services for customers. System support includes ongoing customer assistance for software updates and upgrades, installation, training and functionality. All service costs, except development of internal use software and deferred implementation costs, are expensed when incurred. Amortization of deferred implementation costs are also included in cost of revenue. Cost of revenue associated with each of our revenue sources consists of the following types of costs:

Software-as-a-service related - SaaS related cost of revenue includes personnel-related costs, amortization of deferred implementation costs, amortization of internal-use software, and other direct costs associated with the delivery and hosting of our subscription services.

Maintenance - Maintenance revenue includes technical support or maintenance on OpenNMS software during the contract term. Our networking monitoring solutions typically consist of a term-based subscription to the OpenNMS Meridian software repository and associated support, which entitles customers to unspecified software updates and upgrades on a when-and-if-available basis. Revenue is recognized over the maintenance or support term.

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
Operating Expenses
Our operating expenses consist of selling, general and administrative, research and development and amortization of acquisition-related assets.

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
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests consists of earnings or losses related to minority ownership of components of our business.

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Software-as-a-service related	$15,504	$17,521	$31,261	$35,642
Maintenance	413	—	795	—
Professional services	173	—	200	—
Total software-related revenue	16,090	17,521	32,256	35,642
Other	—	64	3	123
Total net revenue	16,090	17,585	32,259	35,765

Cost of Revenue
Software-as-a-service related	5,444	5,916	10,979	11,617
Maintenance	270	—	477	—
Professional services	1	—	7	—
Amortization of developed technologies	1,247	1,143	2,494	2,286
Total software-related cost of revenue	6,962	7,059	13,957	13,903
Other	47	259	93	611
Total cost of revenue	7,009	7,318	14,050	14,514

Gross Profit	9,081	10,267	18,209	21,251

Operating Expenses
Selling, general and administrative	11,837	11,995	24,340	24,422
Research and development	4,849	4,215	9,862	7,765
Amortization of acquisition-related assets	985	866	1,971	1,733
Total operating expenses	17,671	17,076	36,173	33,920

Loss from operations	(8,590)	(6,809)	(17,964)	(12,669)
Interest expense, net	(3,803)	(4,773)	(7,371)	(9,430)
Other expense, net	(3,051)	(6,751)	(5,621)	(3,297)
Loss from related party equity method investment	—	(29,918)	—	(31,702)
Loss from continuing operations before income taxes	(15,444)	(48,251)	(30,956)	(57,098)
Provision for (benefit from) income taxes	6	4	(2)	97
Net loss from continuing operations	(15,450)	(48,255)	(30,954)	(57,195)
Income (loss) from discontinued operations, net of tax attributable to NantHealth	19	(34)	24	31,971
Net loss	(15,431)	(48,289)	(30,930)	(25,224)
Net loss attributable to noncontrolling interests	(128)	—	(219)	—
Net loss attributable to NantHealth	$(15,303)	$(48,289)	$(30,711)	$(25,224)

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Software-as-a-service related	96.4%	99.6%	96.9%	99.7%
Maintenance	2.6%	—%	2.5%	—%
Professional services	1.0%	—%	0.6%	—%
Total software-related revenue	100.0%	99.6%	100.0%	99.7%
Other	—%	0.4%	—%	0.3%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	33.8%	33.6%	34.0%	32.5%
Maintenance	1.7%	—%	1.5%	—%
Professional services	—%	—%	—%	—%
Amortization of developed technologies	7.8%	6.5%	7.8%	6.4%
Total software-related cost of revenue	43.3%	40.1%	43.3%	38.9%
Other	0.3%	1.5%	0.3%	1.7%
Total cost of revenue	43.6%	41.6%	43.6%	40.6%

Gross Profit	56.4%	58.4%	56.4%	59.4%

Operating Expenses
Selling, general and administrative	73.6%	68.2%	75.4%	68.3%
Research and development	30.1%	24.0%	30.6%	21.7%
Amortization of acquisition-related assets	6.1%	4.9%	6.1%	4.8%
Total operating expenses	109.8%	97.1%	112.1%	94.8%

Loss from operations	(53.4)%	(38.7)%	(55.7)%	(35.4)%
Interest expense, net	(23.6)%	(27.1)%	(22.8)%	(26.4)%
Other expense, net	(19.0)%	(38.4)%	(17.4)%	(9.2)%
Loss from related party equity method investment	—%	(170.2)%	(0.1)%	(88.6)%
Loss from continuing operations before income taxes	(96.0)%	(274.4)%	(96.0)%	(159.6)%
Provision for (benefit from) income taxes	—%	—%	—%	0.3%
Net loss from continuing operations	(96.0)%	(274.4)%	(96.0)%	(159.9)%
Income (loss) from discontinued operations, net of tax attributable to NantHealth	0.1%	(0.2)%	0.1%	89.4%
Net loss	(95.9)%	(274.6)%	(95.9)%	(70.5)%
Net loss attributable to noncontrolling interests	(0.8)%	—%	(0.7)%	—%
Net loss attributable to NantHealth	(95.1)%	(274.6)%	(95.2)%	(70.5)%

Comparison of Three and Six Months Ended June 30, 2021 and 2020.
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Software-as-a-service related	$15,504	$17,521	$31,261	$35,642	$(2,017)	(11.5)%	$(4,381)	(12.3)%
Maintenance	413	—	795	—	413	—%	795	—%
Professional services	173	—	200	—	173	—%	200	100.0%
Total software-related revenue	16,090	17,521	32,256	35,642	(1,431)	(8.2)%	(3,386)	(9.5)%
Other	—	64	3	123	(64)	(100.0)%	(120)	(97.6)%
Total net revenue	$16,090	$17,585	$32,259	$35,765	$(1,495)	(8.5)%	$(3,506)	(9.8)%
Comparison of the three-month periods ended June 30, 2021 and 2020
Total revenue decreased $1.5 million, or 8.5%, for the three months ended June 30, 2021, compared to the prior year period, primarily due to decreased SaaS revenue of $1.8 million, related to Statement of Works ("SOWs") becoming fully amortized as of December 31, 2020. The decrease was partially offset by new revenue from maintenance and professional services of $0.6 million due to the acquisition of OpenNMS.
We believe that significant opportunities exist for expanded cross-selling across our products and across our existing customer base, including Eviti, NaviNet, and OpenNMS customer bases.
Comparison of the six-month periods ended June 30, 2021 and 2020
Total revenue decreased $3.5 million, or 9.8%, for the six months ended June 30, 2021, compared to the prior year period, primarily due to decreased SaaS revenue due to SOWs becoming fully amortized as of December 31, 2020. This decrease was partially offset by $1.0 million in maintenance and professional services revenue related to the acquisition of OpenNMS.

Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Software-as-a-service related	$5,444	$5,916	$10,979	$11,617	$(472)	(8.0)%	$(638)	(5.5)%
Maintenance	270	—	477	—	270	—%	477	100.0%
Professional services	1	—	7	—	1	—%	7	100.0%
Amortization of developed technologies	1,247	1,143	2,494	2,286	104	9.1%	208	9.1%
Total software-related cost of revenue	6,962	7,059	13,957	13,903	(97)	(1.4)%	54	0.4%
Other	47	259	93	611	(212)	(81.9)%	(518)	(84.8)%
Total cost of revenue	$7,009	$7,318	$14,050	$14,514	$(309)	(4.2)%	$(464)	(3.2)%
Comparison of the three-month periods ended June 30, 2021 and 2020
Total cost of revenue decreased $0.3 million, or 4.2%, for the three months ended June 30, 2021, compared to the prior year period. The decrease in SaaS costs was driven by lower amortization of internal use software of $0.4 million, partially offset by higher amortization of developed technology of $0.1 million related to the acquisition of OpenNMS.
Comparison of the six-month periods ended June 30, 2021 and 2020
Total cost of revenue decreased $0.5 million, or 3.2% for the six months ended June 30, 2021, compared to the prior year period. The decrease was primarily due to a $0.6 million decrease in direct cost of depreciation of internally developed software ("IDS") as 14 IDS assets became fully depreciated between the third quarter of 2020 and the second quarter of 2021, which drove the decrease in depreciation expense.

Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Selling, general and administrative	$11,837	$11,995	$24,340	$24,422	$(158)	(1.3)%	$(82)	(0.3)%
Comparison of the three-month periods ended June 30, 2021 and 2020
Selling, general and administrative expenses was flat at $11.8 million for the three months ended June 30, 2021 compared to $12.0 million in the prior year period due to an increase of $0.9 million related to the acquisition of OpenNMS, offset by various cost savings measures.

Comparison of the six-month periods ended June 30, 2021 and 2020
Selling, general and administrative expenses was flat at $24.3 million for the six months ended June 30, 2021 compared to $24.4 million in the prior year period due to an increase of $1.5 million related to the acquisition of OpenNMS, offset by various cost saving measures.

Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Research and development	$4,849	$4,215	$9,862	$7,765	$634	15.0%	$2,097	27.0%
Comparison of the three-month periods ended June 30, 2021 and 2020
Research and development expenses increased $0.6 million or 15.0% from $4.2 million for the three months ended June 30, 2020 to $4.8 million for the three months ended June 30, 2021. This increase was primarily driven by higher personnel costs due to acquisition of OpenNMS and other product investments.

Comparison of the six-month periods ended June 30, 2021 and 2020
Research and development expenses increased $2.1 million or 27.0% from $7.8 million for the six months ended June 30, 2020 to $9.9 million for the six months ended June 30, 2021. This increase was also mainly driven by higher personnel costs due to the acquisition of OpenNMS and other product investments.
Amortization of Acquisition-related Assets

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Amortization of acquisition-related assets	$985	$866	$1,971	$1,733	$119	13.7%	$238	13.7%
Comparison of the three-month periods ended June 30, 2021 and 2020
Amortization of acquisition-related assets increased 13.7% from $0.9 million for three months ended June 30, 2020 compared to $1.0 million for three months ended June 30, 2021 as a result of an increase related to amortization of intangible assets related to the acquisition of OpenNMS , offset by fully amortized NaviNet intangible assets.

Comparison of the six-month periods ended June 30, 2021 and 2020
Amortization of acquisition-related assets increased 13.7% from $1.7 million for six months ended June 30, 2020 compared to $2.0 million for six months ended June 30, 2021 as a result of an increase related to amortization of intangible assets related to the acquisition of OpenNMS, offset by fully amortized NaviNet intangible assets.

Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Interest expense, net	$3,803	$4,773	$7,371	$9,430	$(970)	(20.3)%	$(2,059)	(21.8)%
Comparison of the three-month periods ended June 30, 2021 and 2020
Interest expense, net decreased by $1.0 million, from $4.8 million to $3.8 million for the three months ended June 30, 2020 and 2021, respectively. This decrease is related to the Company's adoption of ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), resulting in less noncash interest expense from January 1, 2021, which was partially offset by higher interest cost associated with issuance of the 2021 Notes in April 2021. Gross Convertible Debt increased from $107 million at December 31, 2020 to $147 million as of June 30, 2021. See Note 2 and Note 11 to the accompanying Consolidated Financial Statements.

Comparison of the six-month periods ended June 30, 2021 and 2020
Interest expense, net decreased by $2.1 million, from $9.4 million to $7.4 million for the six months ended June 30, 2020 and 2021, respectively. This decrease is related to the Company's adoption of ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), resulting in less noncash interest expense from January 1, 2021, which was partially offset by higher interest costs associated with the issuance of the 2021 Notes in April 2021. Gross Convertible Debt increased from $107 million at December 31, 2020 to $147 million as of June 30, 2021. See Note 2 and Note 11 to the accompanying Consolidated Financial Statements.

See the section entitled "Liquidity and Capital Resources" and Note 11 and Note 19 to the accompanying Consolidated Financial Statements for further discussion of our convertible notes and the related party note with Nant Capital.
Other Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Other expense, net	$(3,051)	$(6,751)	$(5,621)	$(3,297)	$3,700	(54.8)%	$(2,324)	70.5%
Comparison of the three-month periods ended June 30, 2021 and 2020
The decrease of $3.7 million in Other expense, net for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was driven by a smaller change in the fair value of the Bookings commitment. The change in the fair value of the Bookings commitment is as a result of macroeconomic factors. The change in fair value for the three months ended June 30, 2020 was $6.8 million, compared to $2.3 million for the three month period ended June 30, 2021. The Company also recorded losses resulting from the exchange and prepayment of the 2016 Notes of $0.7 million in the three month period ended June 30, 2021.

Comparison of the six-month periods ended June 30, 2021 and 2020
Other expense, net, increased by $2.3 million, from $3.3 million for the six months ended June 30, 2020 to $5.6 million for the six months ended June 30, 2021. The expense variation was mainly driven by a $4.8 million increase in the fair value of the Bookings Commitment liability during the six months ended June 30, 2021, compared to a $3.7 million increase during the six months ended June 30, 2020. The Company also recorded losses resulting from the exchange and prepayment of the 2016 Notes of $0.7 million in the six month period ended June 30, 2021.
Loss from Related Party Equity Method Investment

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Loss from related party equity method investment	$—	$29,918	$—	$31,702	$(29,918)	(100.0)%	$(31,702)	(100.0)%
Comparison of the three and six-month periods ended June 30, 2021 and 2020
Loss from related party equity method investment for the three and six months ended June 30, 2020 was related to the pro rata share of losses from our investment in NantOmics. Our investment in NantOmics was fully impaired at June 30, 2020 (see Note 10 to the accompanying Consolidated Financial Statements).

Income (loss) from Discontinued Operations, Net of Tax, Attributable to NantHealth

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30, 2021		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Income (loss) from discontinued operations, net of tax attributable to NantHealth	$19	$(34)	$24	$31,971	$53	(155.9)%	$(31,947)	(99.9)%
Comparison of the three and six-month periods ended June 30, 2021 and 2020
For the three and six months ended June 30, 2020, the income from discontinued operations, net of tax, attributable to NantHealth was primarily related to the gain on sale of the Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).
Net Loss Attributable to Noncontrolling Interests

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30, 2021		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Net loss attributable to noncontrolling interests	$(128)	—	(219)	—	$(128)	—%	$(219)	—%

Comparison of the three and six-month periods ended June 30, 2021 and 2020
For the three and six months ended June 30, 2021, the net loss attributable to noncontrolling interests was related to OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements).
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2021, we had cash and cash equivalents of $52.0 million, compared to $22.8 million as of December 31, 2020, of which $0.3 million and $0.4 million, respectively, related to foreign subsidiaries.
At December 31, 2020, due to continued anticipated operating cash outflows and the upcoming maturity of the 2016 Notes, there existed a substantial doubt regarding our ability to continue as a going concern. This doubt was alleviated by the issuance of the 2021 Notes. We believe our existing cash and cash equivalents will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements. We continue to have our Chairman and CEO’s intent and ability to support the our operations with additional funds as required. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital have been the private placement of membership interests prior to our IPO, debt financing agreements, including the promissory note with Nant Capital, LLC (“Nant Capital”) and our convertible notes, the sale of our common stock, and proceeds from the sale of components of our business.
Convertible Notes
In December 2016, we entered into a purchase agreement (the “Purchase Agreement”) with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90.0 million in aggregate principal amount of our 5.5% Convertible Senior Notes due 2021 (the “2016 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the "Securities Act"). In December 2016, we entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge Equities, L.P. (“Cambridge”), an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer, to issue and sell $10.0 million in aggregate principal amount of the 2016 Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the over allotment by the Initial Purchasers, we issued an additional $7.0 million principal amount of the 2016 Notes. The total net proceeds from this offering were approximately $102.7 million, comprised of $9.9 million from Cambridge and $92.8 million from the Initial Purchasers, after deducting the Initial Purchasers’ discount and debt issuance costs of $4.3 million in connection with the 2016 Notes offering.

On December 21, 2016, we entered into an indenture, relating to the issuance of the 2016 Notes (the “Indenture”), by and between us and U.S. Bank National Association, as trustee (the “Trustee”). The interest rates are fixed at 5.5% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2017. The 2016 Notes will mature on December 15, 2021, unless earlier repurchased by us or converted pursuant to their terms. The initial conversion rate of the 2016 Notes is 82.3893 shares of common stock per $1,000 principal amount of 2016 Notes (which is equivalent to an initial conversion price of approximately $12.14 per share). Prior to the close of business on the business day immediately preceding September 15, 2021, the 2016 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2017 (and only during such calendar quarter), if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sales price of our common stock on such trading day is greater than or equal to 120% of the conversion price on such trading day; (2) during the five-business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the 2016 Notes for such trading day was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. Upon conversion, the 2016 Notes will be settled in cash, shares of our common stock or any combination thereof at our option.

Upon the occurrence of a fundamental change (as defined in the Indenture), holders may require us to purchase all or a portion of the 2016 Notes in principal amounts of $1,000 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the 2016 Notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date. The conversion rate will be subject to adjustment upon the occurrence of certain specified events.

On April 13, 2021, the Company entered into a purchase agreement (the “Purchase Agreement”) with Nant Capital, LLC (“Nant Capital”) and Highbridge Capital Management LLC (“Highbridge”) to provide for the issuance of 4.5% convertible senior notes due on April 15, 2026 (the "2021 Notes") for an aggregate principal amount of $137.5 million in a private placement. The Company used the proceeds from the 2021 Notes issuance to repurchase certain of the Company's existing 5.5% Convertible Senior Notes due 2021 and for general corporate purpose

On April 27, 2021, concurrent with the 2021 Notes issuance, the Company used the proceeds to prepay the remaining $31.9 million of principal amount of the 2016 Notes held by Highbridge and $0.6 million of accrued interest on such 2016 Notes.

On April 13, 2021, Highbridge and Cambridge each agreed to exchange $5.0 million of its $36.9 million and $10.0 million in existing 2016 Notes, respectively, for shares of our common stock, par value $0.0001, pursuant to the Exchange Agreement.

On April 27, 2021, the 2021 Notes were issued to the three investors under an indenture (the “Indenture”) dated April 27, 2021 entered into between the Company and U.S. Bank National Association (the “Trustee”). In addition, the Company reimbursed Highbridge $118 for the actual costs and expenses incurred by it in connection with the Transaction, and the Company incurred issuance costs paid to third parties of $610. As such, the net proceeds from the offering were approximately $136.8 million.

On April 27, 2021, we provided a notice of a fundamental change (as defined in the indenture governing the Company's 5.5% Convertible Notes due 2021) and an offer to repurchase all of our outstanding 2016 Notes. On May 25, 2021, we repurchased $55.6 million of the 2016 Notes, including accrued and unpaid interest thereon. See Note 11 to the accompanying Consolidated Financial Statements.

After the Repurchased Notes, Fundamental Change Repurchase and Exchanges on the 2016 Notes, $9.5 million of unpaid principal remained outstanding, including $5.0 million held by Cambridge and $4.5 million held by Initial Purchasers. The remaining 2016 Notes have a maturity date of December 15, 2021.

Nant Capital Notes

In January 2016, we executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of June 30, 2021, the total advances made by Nant Capital to us pursuant to the note was approximately $112.7 million. In May 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the 2016 Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the Nant Capital Note to June 15, 2022 and to subordinate the Nant Capital Note in right of payment to the 2016 Notes. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.

On August 8, 2018, we executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, we executed an agreement with Nant Capital to amend and restate the original promissory note, allowing us to request advances up a maximum commitment of $125.0 million that bears interest at a per annum rate of 5.5%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the 2016 Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. The promissory note is subordinated to the 2016 Notes. The promissory note includes customary negative covenants. No advances have currently been made under the promissory note. At June 30, 2021, we were in compliance with the covenants. On April 27, 2021, in connection with the issuance of the 2021 Notes, we and Nant Capital entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2020, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.

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

NantOmics Note

On January 22, 2016, we executed a demand promissory note in favor of NantOmics. The note bears interest at a per annum rate of 5.0% and is compounded annually. In May and June of 2016, we executed amendments to the demand promissory note with NantOmics, which provided a maturity date for the promissory note of June 30, 2021. We can request advances subject to NantOmics approval. There are no other stated restrictions or maximum commitment for advances. No advances have currently been made under the promissory note. On April 26, 2021, in connection with the issuance of the 2021 Notes, we and NantOmics entered into an agreement which terminated the demand promissory note in favor of NantOmics, dated January 22, 2016, as amended during May and June of 2016 (see Note 11 to the accompanying Consolidated Financial Statements).

The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,
	2021	2020
Cash provided by (used in):
Operating activities	$(16,685)	$(10,734)
Investing activities	(2,411)	44,244
Financing activities	49,240	(977)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,149	$32,522
To date, our operations have been primarily financed through the proceeds from related party promissory notes, the convertible notes, the sale of components of our business, and through equity issuances, including net cash proceeds from our IPO. In June 2016, we sold 6,900,000 shares of common stock at a price of $14.00 per share, which includes 400,000 shares sold to the underwriter upon exercise of their over allotment option to purchase additional shares of our Company. We raised net proceeds of $83.6 million from our IPO, after underwriting fees, discounts and commissions of $4.9 million and other offering costs of $8.1 million. In December 2016, we issued the 2016 Notes to related party and others for aggregate net proceeds of $102.7 million, $9.9 million from Cambridge, and $92.8 million from others, after deducting underwriting discounts and commissions and offering costs of $4.3 million. In February 2020, we received $47.3 million in proceeds from the sale of our Connected Care Business. In April 2021, we issued the 2021 Notes for total net proceeds of approximately $136.8 million, comprised of $62.2 million from Nant Capital and $74.5 million from Highbridge, after deducting Highbridge’s debt issuance costs of $0.1 million and $0.6 million in debt issuance costs paid to third parties in connection with the 2021 Notes offering.
Operating Activities
Our cash flows from operating activities have been driven by rate of revenue, billings, and collections, the timing and extent of spending to support product development efforts and enhancements to existing services, the timing of general and administrative expenses, and the continuing market acceptance of our solutions.
In addition, our net loss in the six months ended June 30, 2021 has been greater than our use of cash for operating activities due to the inclusion of noncash charges.
Cash used in operating activities of $16.7 million during the six months ended June 30, 2021 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the six months ended June 30, 2021, our net loss of $30.9 million included noncash items of $7.7 million of depreciation and amortization, $4.8 million increase in the fair value of the Bookings Commitment liability, $1.8 million recognized as stock based compensation, and a $0.7 million loss on Exchange and Prepayments of the 2016 Notes.
Changes in working capital decreased cash $1.1 million during the six months ended June 30, 2021. The decrease in cash was primarily attributable to a $2.8 million decrease in accounts payable, a $2.0 million decrease in accrued and other current liabilities and a $1.4 million increase in accounts receivable, largely offset by a $3.9 million increase in related party payables.

Cash used in operating activities of $10.7 million during the six months ended June 30, 2020 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the six months ended June 30, 2020, our net loss of $25.2 million included significant noncash items largely due to a $31.7 million loss on related party equity method investment, $8.3 million of depreciation and amortization, a $3.7 million increase in the fair value of the Bookings Commitment liability and $3.1 million related to the amortization of debt discounts and deferred financing offering costs, partially offset by a $32.2 million gain on the sale of our Connected Care Business (see Note 4 to the Consolidated Financial Statements).
Changes in working capital decreased cash $1.1 million during the six months ended June 30, 2020. The decrease in cash was primarily attributable to a $15.6 million decrease in prepaid expenses and other current assets and a $2.9 million increase in related party payables, largely offset by a $20.1 million decrease in accrued and other current liabilities, a $4.2 million decrease in accounts receivable and a $3.0 million decrease in deferred revenues.
Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure and the sale of our Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).
We had $2.4 million of cash used in investing activities during the six months ended June 30, 2021 related to investment used for the purchase of property and equipment, including internal-use software.

We had $44.2 million of net cash provided by investing activities during the six months ended June 30, 2020, comprised of $46.4 million of net proceeds from the sale of our Connected Care Business, offset by $2.2 million of investment used for the purchase of property and equipment, including internal-use software.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2021 was $49.2 million, primarily related to the issuance of the 2021 Notes of $137.5 million, offset by prepayments on the 2016 Notes of $87.5 million (see Note 11 to the accompanying Consolidated Financial Statements).

Cash used in financing activities during the six months ended June 30, 2020 of $1.0 million was primarily related to payments to tax authorities on the employees' benefit to satisfy withholding requirements on income earned from vested shares of the phantom unit plan.

Contractual Obligations, Commitments and Contingencies
There have been no material changes during the six months ended June 30, 2021 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our principal material cash requirements consist of obligations under our outstanding debt obligations related to the 2016 Notes, 2021 Notes, Nant Capital Note, Bookings Commitment, and noncancelable leases for our office space. Refer to Note 11, Note 12, Note 13 and Note 19 to the accompanying Consolidated Financial Statements.

Additionally, our estimated noncancelable contractual obligations for our enterprise resource planning implementation project through the shared services agreement with NantWorks total approximately $1.1 million. See Note 14 and Note 19 to the accompanying Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2021, we had $52.0 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Primarily all of our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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

Foreign Currency Risk
We maintain offices and bank accounts in the United Kingdom and Canada. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of June 30, 2021 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risks related to our OpenNMS business and use of open source software:

•Our OpenNMS business incorporates third-party open source software, which could negatively affect our ability to sell our OpenNMS solutions and subject us to possible litigation.
•Because of the characteristics of open source software, there may be fewer technology barriers to entry in the open source market by new competitors and it may be relatively easy for new and existing competitors with greater resources than we have to compete with our OpenNMS business.
•We do not control and may be unable to predict the future course of open source technology development, including the ongoing development of open source components used in our OpenNMS solutions which could reduce the market appeal of our OpenNMS solutions and damage our reputation.
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

Risks related to government regulation:

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
•If we fail to comply with the way states and the CMS regulate services provided to or for health programs (including Medicare and Medicaid plans), such failure could expose us to litigation or enforcement action by regulators, or result in delay or additional expense in offering our solutions and services, including those that we may develop in the future.
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
•We may be subject to fines, penalties or legal liability, if it is determined that we are practicing medicine without a license through our Eviti solutions.
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
•If the holders of the 2016 Notes redeem their notes, we may not have sufficient cash flow from our business to fund our continued business, including the payment of our obligations under the remaining convertible notes.
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
We are an early, commercial-stage company with a business model based upon a novel approach to healthcare. NantHealth solutions are designed to address many of the key challenges healthcare constituents face by enabling them to move, interpret, and visualize complex and highly sensitive information, combine diagnostic inputs with phenotypic and cost data, analyze datasets and clinical research, securely deliver data to providers in a clinical setting to aid selection of the appropriate treatments, and demonstrate improved patient outcomes and costs. Integration across our systems infrastructure and platforms may take longer than we expect or may never occur at all.
We have engaged and may in the future engage in the acquisition or disposition of other companies, technologies, and businesses which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
Due to the above factors, it may take longer than we expect, or we may never be able, to fully integrate our systems as planned. If our integration efforts are not successful, we may not be able to attract new clients and to expand our offerings to existing clients.
The success of NantHealth solutions is dependent upon the robustness of the information we and others input into our platforms and systems to achieve maximum network effects, and if we are unable to amass and input the requisite data to achieve these effects, our business will be adversely affected.
NantHealth solutions become more valuable as more accurate and clinically relevant information is integrated into them, and our ultimate outputs and recommendations to a patient, provider or payer are therefore highly dependent on the information that is input into our platforms and systems. As a result, we need to consistently and continuously have access to and integrate the most medically relevant and cutting edge clinical data and research studies with patient-specific data. Further, to have access to certain other data points, we rely in part on third parties to develop applications to generate more data to be integrated into NantHealth solutions. These third parties may never develop applications compatible with our software solutions or may develop them at a slower rate than our ability to address shifts in healthcare. In addition, if such third-party solutions are not produced to specification, are produced in accordance with modified specifications, or are defective, they may not be compatible with our systems. In such case, the reliability and performance of our products may be compromised. To the extent we are unable to amass enough data, keep an inflow of current and continuous data or integrate and access the data we currently have to continue to populate NantHealth solutions, the network effects we expect will not be fully realized and our business may be adversely affected.
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
We were organized as a limited liability company in Delaware and began operations in 2010. In June 2016, we converted to a Delaware corporation. Additionally, our business has operated as part of the larger NantWorks, LLC, or NantWorks, group of affiliated companies. Our limited independent operating history, particularly in light of the increasingly complex and rapidly evolving healthcare and technology markets in which we operate, may make it difficult to evaluate our current business and predict our future performance. In addition, we have acquired numerous companies or businesses over the past three years, including certain assets of NaviNet, and most recently The OpenNMS Group, Inc. (“OpenNMS”). In addition, in August 2017, we sold our provider/patient engagement solutions business to Allscripts and in February 2020, we sold assets relating to our connected care business to Masimo. We have had limited experience operating these businesses as a whole and as such, it may be difficult to evaluate our current business and predict our future operating performance. In light of the foregoing, any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these challenges successfully, our business results will suffer.
We have a history of significant losses, which we expect to continue, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $56.4 million and $62.8 million during the years ended December 31, 2020 and 2019, respectively, and $30.7 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $1.0 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including (i) expansion of the features and capabilities of our NaviNet and Eviti product lines and (ii) expanding the OpenNMS solutions through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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

•increase our sales and marketing efforts to drive market adoption of NantHealth solutions;
•address competitive developments;
•fund development and marketing efforts of any future platforms and solutions;
•expand adoption of Eviti platform solutions into critical illnesses outside of oncology;
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

Some of our software solutions store and display data from a variety of third-party sources for use in treating patients and to search and compare options for healthcare services and treatments. As part of our Eviti platform, we provide up-to-date information regarding research in the diseases that our solutions support (e.g. cancer and autoimmune disease). along with a list of potential treatments and relevant clinical trials seeking enrollment. Most of this data comes from health plans, our clients, published guidelines, peer-reviewed journals and other third parties. Because data in the healthcare industry is often fragmented in origin, inconsistent in format and often incomplete, the overall quality of certain types of data we receive can be poor. If these data are incorrect or incomplete or if we make mistakes in the capture or input of their data, or in our interpretation or analysis of such data, adverse consequences, including patient death and serious injury, may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain insurance coverage, we cannot assure that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs, reputational damage, and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.
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
During the year ended December 31, 2020, we derived 17.5% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 15.5%, 14.9% and 11.2% of our revenue through three of NaviNet's major customers. During the six months ended June 30, 2021, we derived 19.8% of our revenue through this reseller and another 12.4% and 14.7% of our revenue through two of NaviNet's major customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause on or after June 30, 2022 if 12 months’ prior written notice is provided, but the health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If the agreements with these major customers do not renew or our reseller is unsuccessful in reselling our solutions, our revenue could be greatly reduced, which would materially and adversely affect our business.

The contracts with the three largest NaviNet customers expired near the end of Q4 2020 and two of these customers renewed for additional terms. One of these customers elected not to renew its agreement and we continued to provide services through June 30, 2021 on a transition basis. This customer represented 14.9% of our consolidated revenue through June 30, 2021. Customer churn is a natural part of our business and, while there is no guarantee that we will be able to offset the loss of this customer in the short term, we continue to develop new product enhancements and offerings to help drive customer acquisition and expansion opportunities to replace this lost revenue in the long term.
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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act, or HIPAA, and regulatory penalties. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, there is no guarantee we can continue to protect our online portals or will be able to protect our mobile applications from breach. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct our analyses, provide test results, bill payers, providers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

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

Any disruption in the network access, co-location or cloud hosting services provided by third-party providers or any failure of or by third-party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over third-party vendors, which increases our vulnerability to problems with services they provide.

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
Although our product offerings target the new and emerging market for evidence-based personalized healthcare technology solutions, we compete against a variety of large software vendors and smaller specialized companies, open source initiatives and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•Payer-provider collaboration vendors, such as Availity, LLC, Change Healthcare, Inc., Experian Information Solutions, Inc. (including its Experian Health/Passport division), Zipari, Inc. (formerly Healthx) and Health-Trio, LLC;
•Payer-Provider Specialty Care Cost Management vendors, including The Advisory Board Company healthcare business (acquired by Optum), Castlight Health, Evolent Health, eviCore Healthcare, HealthCatalyst, Inc., International Business

Machines Corporation, or IBM, Inovalon Holdings, Inc., NCH Management Systems, Inc. (dba New Century Health), Oncology Analytics, Inc., and CrossBridge.
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
We sell and/or rely upon software and hardware solutions that could contain design or manufacturing defects in their materials, hardware, or software. These defects could include defective materials or components, or “bugs” that can unexpectedly interfere with the products’ intended operations or result in inaccurate data. Failure to detect, prevent, or fix defects could result in a variety of consequences, including returns of products, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results. If our products fail to provide accurate measurements and data to users, then the network effects of our adaptive clinical learning system may be materially and adversely impacted.
Our solutions could give rise to product liability claims and product recall events that could materially and adversely affect our financial condition and results of operations.
The development, manufacturing and sale of hardware components in connection with some of our software solutions expose us to significant risk of product liability claims, product recalls and, occasionally, product failure claims. We face an inherent business risk of financial exposure to product liability claims if the use of our solutions or services, including companion hardware products, results in personal injury or death. Some of our solutions or services may become subject to product liability claims and/or product recalls. Future product liability claims and/or product recall costs may exceed the limits of our insurance coverages or such insurance may not continue to be available to us on commercially reasonable terms, or at all. In addition, a significant product liability claim, or product recall could significantly damage our reputation for producing safe, reliable and effective products, making it more difficult for us to market and sell our products in the future. Consequently, a product liability claim, product recall or other claim could have a material adverse effect on our business, financial condition, operating results and cash flows.
Risks related to our OpenNMS business and use of open source software
Our OpenNMS business incorporates third-party open source software, which could negatively affect our ability to sell our OpenNMS solutions and subject us to possible litigation.
Our OpenNMS solutions includes third-party open source software and we intend to continue to incorporate third-party open source software in our OpenNMS solutions in the future. There is a risk that the use of third-party open source software in our OpenNMS solutions could impose conditions or restrictions on our ability to monetize our software. Although we monitor the incorporation of open source software into our OpenNMS solutions to avoid such restrictions, we cannot be certain that we have not incorporated open source software in our OpenNMS solutions in a manner that is inconsistent with our licensing model. Certain open source projects also include other open source software and there is a risk that those dependent open source libraries may be subject to inconsistent licensing terms. This could create further uncertainties as to the governing terms for the open source software we incorporate.

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
Because of the characteristics of open source software, there may be fewer technology barriers to entry in the open source market by new competitors and it may be relatively easy for new and existing competitors with greater resources than we have to compete with our OpenNMS business.
One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies and/or individuals. As a result, others could easily develop new software products or services based upon those open source programs that compete with existing open source software that we support and incorporate into our OpenNMS solutions. Such competition with use of the open source projects that we utilize can materialize without the same degree of overhead and lead time required by us, particularly if the customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors, including those with greater resources than ours, to develop their own open source software or hybrid proprietary and open source software offerings, potentially reducing the demand for, and putting price pressure on, our OpenNMS solutions. In addition, some competitors make open source software available for free download or use or may position competing open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced revenue and gross margins and loss of market share, any one of which could seriously harm our OpenNMS business.
We do not control and may be unable to predict the future course of open source technology development, including the ongoing development of open source components used in our OpenNMS solutions which could reduce the market appeal of our OpenNMS solutions and damage our reputation.
We do not control aspects of the development of the open source technology in our OpenNMS solutions. Different groups of open source software programmers collaborate with one another to develop the software projects in our OpenNMS solutions. Given the disparate inputs from various developers, we cannot control entirely how an open source project develops and matures. Also, different open source projects may overlap or compete with the ones that we incorporate into our OpenNMS solutions. The technology developed by one group for one project may become more widely used than that developed by others. If we acquire or adopt a new technology and incorporate it into our OpenNMS solutions but a competing technology becomes more widely used or accepted, the market appeal of our OpenNMS solutions may be reduced and that could harm our reputation, diminish our brand and result in decreased revenue.
If open source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.
We rely to a significant degree on a number of open source software programmers, or committers and contributors, to develop and enhance components of our OpenNMS solutions. Additionally, members of the corresponding open source project management committees, are primarily responsible for the oversight and evolution of the codebases of important components of the open source data management ecosystem. If the open source data management committers and contributors fail to adequately further develop and enhance open source technologies, or if the committees fail to oversee and guide the evolution of open source data management technologies in the manner that we believe is appropriate to maximize the market potential of our solutions, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our OpenNMS solutions. We also must devote adequate resources to our own internal programmers to support their continued development and enhancement of open source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open source technologies. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our technology release and upgrade schedules could be delayed. Delays in developing, completing or delivering new or enhanced components to our platform could cause our offerings to be less competitive, impair customer acceptance of our solutions and result in delayed or reduced revenue for our solutions.

Our use of open source software could prevent us from offering products that include open source software or require us to obtain licenses on unfavorable terms.
The technologies we use (including our proprietary software solutions) incorporate “open source” software, and we may incorporate open source software in the future. Open source licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. We may license to others some of our software through open source projects which require us to make the source code publicly available, and therefore can affect our ability to protect our intellectual property rights with respect to that software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from offering our products that contained the open source software, required to release proprietary source code, required to obtain licenses from third parties or otherwise required to comply with the unfavorable conditions unless and until we can re-engineer the product so that it complies with the open source license or does not incorporate the open source software. Any of the foregoing could disrupt our ability to offer our products and harm our business, revenue and financial results.
The acquisition of OpenNMS may not be successful and could disrupt our business and harm our financial condition.

On July 22, 2020, we acquired OpenNMS. We may not be able to successfully integrate the personnel, operations, businesses, products or technologies of the OpenNMS investment. Integration may be particularly challenging as we have limited experience in the business of network management software and services. We may find that we do not have adequate operations or expertise to manage the new business. The integration of OpenNMS may also divert management's time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Our OpenNMS solutions also may not perform to our expectations for various reasons, including the loss of key personnel and/or customers. If we fail to integrate our OpenNMS business or realize the expected benefits, we may lose the return on this acquisition or incur additional transaction costs and our business and financial condition may be harmed as a result.
Risks related to our relationships with other companies
We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service which could damage our reputation, harm our ability to attract and maintain clients and decrease our revenue.
We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service. These licenses are generally commercially available on varying terms; however, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in providing NantHealth solutions (including Eviti and NaviNet apps) until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could damage our reputation, harm our ability to attract and maintain clients and decrease our revenue.

We are heavily dependent on our senior management, particularly Dr. Patrick Soon-Shiong, and a loss of a member of our senior management team in the future could harm our business.
If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the continued performance and active participation of certain key individuals, including Dr. Patrick Soon-Shiong, our Chairman, Chief Executive Officer and our principal stockholder. Although we expect Dr. Patrick Soon-Shiong will continue to devote on average at least 20 hours per week to our company, he will continue to primarily focus on ImmunityBio, Inc., or ImmunityBio, a publicly-traded, clinical-stage immunotherapy company, of which he is Chairman and Chief Executive Officer. Dr. Patrick Soon-Shiong will also devote time to other companies operating under NantWorks, a collection of multiple companies in the healthcare and technology space that Dr. Patrick Soon-Shiong founded in 2011. We do not believe Dr. Patrick Soon-Shiong has any material conflicting obligations as a result of his involvement with other companies. Additionally, we are dependent on commercial relationships with various other parties affiliated with NantWorks and with Dr. Patrick Soon-Shiong and we may enter into additional relationships in the future. If Dr. Patrick Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all. The risks related to our dependence upon Dr. Patrick Soon-Shiong are particularly acute given his ownership percentage and role in our company. If we were to lose Dr. Patrick Soon-Shiong, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. We have not entered into, nor do we intend to enter into, an employment agreement with Dr. Patrick Soon-Shiong.

We face significant competition for employees from other healthcare-related companies and software businesses, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity incentives that vest over time and, in some cases, upon the occurrence of certain events. The value to employees of these equity incentives that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.
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

For example, in January 2016, we acquired NaviNet to bolster our payer platform and, in July 2020, we acquired OpenNMS to expand our software and SaaS service offerings for both the healthcare sector and other industries. Realizing the benefits of these acquisitions and any future acquisition depend upon the successful integration into our existing operations, and we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not realize the anticipated benefits from any acquired business due to several factors, including:

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of June 30, 2021, the total value of our goodwill and intangible assets, net of accumulated amortization was $98.3 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if the acquisition of NaviNet, OpenNMS, or any other business we may acquire in the future fails to meet our expectations, our operating results, business and financial position may suffer.

We cannot assure you that we will be successful in integrating certain assets of NaviNet, OpenNMS, or any other businesses or technologies we may acquire. The failure to successfully integrate these businesses could have a material adverse effect on our business, financial condition, or results of operations.
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

However, in light of the uncertainties regarding economic, business, social, health and geopolitical conditions, our revenues, earnings, liquidity, and cash flows could be adversely affected, whether on an annual or quarterly basis. Continued impacts of the COVID-19 pandemic could materially adversely affect our current and long-term account receivable collectability, as our negatively impacted customers from the pandemic may request temporary relief, delay, or not make scheduled payments. In addition, the deployment of our solutions may represent a large portion of our customers' investments in software technology. Decisions to make such an investment are impacted by the economic environment in which the customers operate. Uncertain global geopolitical, economic and health conditions and the lack of visibility or the lack of financial resources may cause some customers to reduce, postpone or terminate their investments, or to reduce or not renew ongoing paid services, adversely impacting our revenues or timing of revenue. Health conditions in some geographic areas where our customers operate could impact the economic situation of those areas. These conditions, including the COVID-19 pandemic, may present risks for health and limit the ability to travel for our employees, which could further lengthen our sales cycle and delay revenue and cash flows in the near-term. Moreover, the potential for future infections among our employees and/or consultants is possible until effective treatments for COVID-19 are found and such future infections (depending on the severity, scope and location) could impact the Company’s ability to continue operations in the ordinary course.

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
Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and the SEC, we believe our current sales and licensing contract terms and business arrangements have been properly reported. However, this guidance involves interpretations, and there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. For example, we must apply significant judgment to determine whether revenue should be recognized on a gross or net basis for our reseller arrangements. Disagreement with the regulators as to our current interpretations and any future changes by the regulators of existing accounting standards or changes in our business practices could result in changes in our revenue recognition and/or other accounting policies and practices that could adversely affect our business.
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
Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts regarding the size and expected growth of the healthcare information technology and networking markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.
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
We are a global company with operations both inside and outside the United States. For example, we have foreign wholly owned subsidiaries, including OpenNMS Group Canada, Inc., New NantHealth Canada, Inc. and NaviNet Limited. As a result, a portion of our operations are conducted by and/or rely on entities outside the United States. We may therefore be denied access to our customers or suppliers as a result of economic, legislative, political and military conditions in such countries.

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

We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of June 30, 2021, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) thirteen (13) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) seventeen (17) pending U.S. utility patent applications; (iii) thirteen (13) issued patents outside the United States; and (iv) eight (8) patent applications pending in jurisdictions outside the United States. Five (5) of these assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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
Risks related to government regulation
If we fail to comply with applicable health information privacy and security laws and other state and federal privacy and security laws, we may be subject to significant liabilities, reputational harm and other negative consequences, including decreasing the willingness of current and potential customers to work with us.
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
In March 2010, the ACA was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other things, the ACA:

•requires each medical device manufacturer to pay an excise tax equal to 2.3% of the price for which such manufacturer sells its medical devices. This tax could have applied to some or all of our products which are in development. The excise tax was on a 4-year moratorium for calendar years 2016 through 2019. The Further Consolidated Appropriations Act, 2020, H.R. 1865 (Pub.L.116-94), signed into law on December 20, 2019, repealed the medical device excise tax previously imposed by Section 4191 of the Code for sales of medical devices after December 31, 2019.
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
We may be subject to fines, penalties or legal liability, if it is determined that we are practicing medicine without a license through our Eviti solutions or related services.

State laws prohibit the practice of medicine without a license. Our Eviti reports delivered to physicians provide information regarding FDA-approved therapies and clinical trials that oncologists may use in making treatment decisions for their patients. We make members of our organization available to clinicians to discuss the information provided in the report. Our customer service representatives provide support to our clients, including assistance in interpreting the results of Eviti. A governmental authority or third party could allege that the identification of available therapies and clinical trials in our reports and the related customer service we provide constitute the practice of medicine. A state may seek to have us discontinue the inclusion of certain aspects of our reports or the related services we provide or subject us to fines, penalties, or licensure requirements. Any determination that we are practicing medicine without a license may result in significant liability to us and harm to our reputation and/or our Eviti business.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes, or to repurchase the notes at a price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the indenture governing the applicable series of notes), in each case, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
As of August 5, 2021, our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 63% of the voting power of our common stock. As a result, Dr. Patrick Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
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
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 63% of the voting power of our common stock as of August 5, 2021.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 63% of the voting power of our common stock, as of August 5, 2021), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
None.
Recent Repurchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference			Filed
Number	Exhibit Title	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	August 15, 2016

3.2	Amended and Restated Bylaws	10-Q	3.2	August 15, 2016

4.1	Indenture, dated December 21, 2016, between NantHealth, Inc. and U.S. Bank National Association.	8-K	4.1	December 21, 2016

4.2	Form of 5.5% Convertible Senior Note due 2021 (included in Exhibit 4.1).	8-K	4.2	December 21, 2016

4.3	Indenture, dated April 27, 2021, among NantHealth, Inc., NaviNet, Inc. and U.S. Bank National Association.	8-K	4.1	April 27, 2021

4.4	Form of 4.5% Convertible Senior Note due 2026 (included in Exhibit 4.1).	8-K	4.2	April 27, 2021

10.1	Form of Exchange Agreement by and between the Company and certain holders, dated as of April 13, 2021.	8-K	10.1	April 13, 2021

10.2	Form of Exchange Agreement by and between the Company and Cambridge Equities, L.P., dated as of April 13, 2021.	8-K	10.2	April 13, 2021

10.3	Note Purchase Agreement by and among the Company, NaviNet, Inc., and certain buyers, dated as of April 13, 2021.	8-K	10.3	April 13, 2021

10.4	Third Amended and Restated Promissory Note, dated April 27, 2021, by and between NantHealth, Inc. and Nant Capital LLC.	8-K	10.1	April 27, 2021

10.5	Second Amended and Restated Promissory Note, dated April 27, 2021, by and between NantHealth, Inc. and Nant Capital LLC.	8-K	10.2	April 27, 2021

10.6	Resale Registration Rights Agreement, dated April 27, 2021, by and among NantHealth, Inc. and certain buyers.	8-K	10.3	April 27, 2021

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

NantHealth, Inc.

(Registrant)

Date:	August 6, 2021	By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)