Form 10-Q
period 2021-09-30
NantHealth, Inc.
filed 2021-11-05
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                 to
Commission file number: 001-37792

NantHealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-3019889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 RDU Center Drive, Suite 200		27560
Morrisville,	North Carolina	(Zip Code)
(Address of principal executive offices)
(855) 949-6268
(Registrant’s telephone number, including area code)

9920 Jefferson Blvd.
Culver City, California 90232

(Former name, former address and former fiscal year, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2021, the registrant had 115,445,244 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended September 30, 2021

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$45,513	$22,787
Accounts receivable, net	4,504	3,273
Related party receivables, net	1,516	1,031
Prepaid expenses and other current assets	5,262	3,504
Total current assets	56,795	30,595
Property, plant, and equipment, net	12,875	13,102
Goodwill	98,333	98,333
Intangible assets, net	41,272	47,969
Related party receivable, net of current	—	823
Operating lease right-of-use assets	6,497	7,539
Other assets	1,596	1,927
Total assets	$217,368	$200,288

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,069	$5,122
Accrued and other current liabilities	14,380	13,975
Deferred revenue	1,938	1,166
Related party payables, net	5,136	4,238
Notes payable	1,557	268
Related party convertible note, net	4,995	9,411
Convertible notes, net	4,488	90,578
Total current liabilities	34,563	124,758
Deferred revenue, net of current	1,682	393
Related party liabilities	36,465	31,091
Related party promissory note	112,666	112,666
Related party convertible note, net	62,251	—
Convertible notes, net	74,583	—
Deferred income taxes, net	1,673	1,853
Operating lease liabilities	6,878	8,170
Other liabilities	33,398	32,757
Total liabilities	364,159	311,688
Commitments and Contingencies (Note 14)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 115,307,744 and 111,284,733 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	12	11
Additional paid-in capital	889,620	891,583
Accumulated deficit	(1,036,192)	(1,003,210)
Accumulated other comprehensive loss	(231)	(168)
Total NantHealth stockholders' deficit	(146,791)	(111,784)
Noncontrolling interests	—	384
Total stockholders' deficit	(146,791)	(111,400)
Total liabilities and stockholders' deficit	$217,368	$200,288

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Software-as-a-service related	$13,879	$18,355	$45,140	$53,997
Maintenance	406	299	1,201	299
Professional services	57	62	257	62
Total software-related revenue	14,342	18,716	46,598	54,358
Other	17	49	20	172
Total net revenue	14,359	18,765	46,618	54,530

Cost of Revenue:
Software-as-a-service related	5,244	5,935	16,223	17,552
Maintenance	298	131	775	131
Professional services	6	15	13	15
Amortization of developed technologies	1,247	1,222	3,741	3,508
Total software-related cost of revenue	6,795	7,303	20,752	21,206
Other	34	216	127	827
Total cost of revenue	6,829	7,519	20,879	22,033

Gross Profit	7,530	11,246	25,739	32,497

Operating Expenses
Selling, general and administrative	12,969	12,442	37,309	36,864
Research and development	4,648	4,681	14,510	12,446
Amortization of acquisition-related assets	985	958	2,956	2,691
Total operating expenses	18,602	18,081	54,775	52,001

Loss from operations	(11,072)	(6,835)	(29,036)	(19,504)
Interest expense, net	(3,572)	(4,861)	(10,943)	(14,291)
Other income (expense), net	3,759	747	(1,862)	(2,550)
Loss from related party equity method investment	—	—	—	(31,702)
Loss from continuing operations before income taxes	(10,885)	(10,949)	(41,841)	(68,047)
Provision for income taxes	23	77	21	174
Net loss from continuing operations	(10,908)	(11,026)	(41,862)	(68,221)
Income (loss) from discontinued operations, net of tax attributable to NantHealth	—	(16)	24	31,955
Net loss	(10,908)	(11,042)	(41,838)	(36,266)
Net loss attributable to non-controlling interests	(65)	(42)	(284)	(42)
Net loss attributable to NantHealth	$(10,843)	$(11,000)	$(41,554)	$(36,224)

Basic and diluted net (loss) income per share attributable to NantHealth:
Continuing operations - common stock	$(0.09)	$(0.10)	$(0.37)	$(0.62)
Discontinued operations - common stock	$—	$—	$—	$0.29
Total net loss per share - common stock	$(0.09)	$(0.10)	$(0.37)	$(0.33)

Weighted average shares outstanding
Basic and diluted - common stock	115,243,671	110,929,357	113,706,124	110,859,611

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(10,908)	$(11,042)	$(41,838)	$(36,266)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(109)	133	(63)	(65)
Total other comprehensive income (loss)	(109)	133	(63)	(65)
Comprehensive loss	(11,017)	(10,909)	(41,901)	(36,331)
Less: Comprehensive loss attributable to non-controlling interests	(65)	(42)	(284)	(42)
Comprehensive loss attributable to NantHealth	$(10,952)	$(10,867)	$(41,617)	$(36,289)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Non-controlling Interests	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2020	111,284,733	$11	$891,583	$(1,003,210)	$(168)	$(111,784)	$384	$(111,400)
Modified retrospective adjustment on adoption of ASU No. 2020-06 (Note 2)	—	—	(14,318)	8,572	—	(5,746)	—	(5,746)
Stock-based compensation cost	—	—	912	—	—	912	—	912
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	81,400	—	64	—	—	64	—	64
Other comprehensive income	—	—	—	—	28	28	—	28
Net loss	—	—	—	(15,408)	—	(15,408)	(91)	(15,499)
Balance at March 31, 2021	111,366,133	$11	$878,241	$(1,010,046)	$(140)	$(131,934)	$293	$(131,641)
Stock-based compensation expense	—	—	887	—	—	887	—	887
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	222,553	—	61	—	—	61	—	61
Stock issued on Exchange of 2016 Notes	3,615,970	1	10,000	—	—	10,001	—	10,001
Other comprehensive income	—	—	—	—	18	18	—	18
Net loss	—	—	—	(15,303)	—	(15,303)	(128)	(15,431)
Balance at June 30, 2021	115,204,656	$12	$889,189	$(1,025,349)	$(122)	$(136,270)	$165	$(136,105)
Stock-based compensation expense	—	—	830	—	—	830	—	830
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	103,088	—	57	—	—	57	—	57
Purchase of non-controlling interest	—	—	(456)	—	—	(456)	(100)	(556)
Other comprehensive loss	—	—	—	—	(109)	(109)	—	(109)
Net loss	—	—	—	(10,843)	—	(10,843)	(65)	(10,908)
Balance at September 30, 2021	115,307,744	$12	$889,620	$(1,036,192)	$(231)	$(146,791)	$—	$(146,791)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth stockholders' deficit	Non-controlling Interests	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2019	110,619,678	$11	$889,955	$(946,884)	$(218)	$(57,136)	$—	$(57,136)
Stock-based compensation expense	—	—	668	—	—	668	—	668
Other comprehensive loss	—	—	—	—	(188)	(188)	—	(188)
Net income	—	—	—	23,065	—	23,065	—	23,065
Balance at March 31, 2020	110,619,678	11	890,623	(923,819)	(406)	(33,591)	$—	$(33,591)
Stock-based compensation expense	—	—	408	—	—	408	—	408
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	309,679	—	(739)	—	—	(739)	—	(739)
Other comprehensive loss	—	—	—	—	(10)	(10)	—	(10)
Net loss	—	—	—	(48,289)	—	(48,289)	—	(48,289)
Balance at June 30, 2020	110,929,357	$11	$890,292	$(972,108)	$(416)	$(82,221)	$—	$(82,221)
Stock-based compensation expense	—	—	656	—	—	656	—	656
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes and stock options exercised	284,776	—	171	—	—	171	—	171
Assignment of OpenNMS (Note 19)	—	—	(529)	—	—	(529)	503	(26)
Other comprehensive income	—	—	—	—	133	133	—	133
Net loss	—	—	—	(11,000)	—	(11,000)	(42)	(11,042)
Balance at September 30, 2020	111,214,133	$11	$890,590	$(983,108)	$(283)	$(92,790)	$461	$(92,329)
The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020 (2)
Cash flows from operating activities:
Net loss	$(41,838)	$(36,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of businesses	—	(32,211)
Depreciation and amortization	11,601	12,602
Amortization of debt discounts and deferred financing offering cost	569	4,779
Change in fair value of derivatives liability	(4)	7
Change in fair value of Bookings Commitment	1,133	3,070
Stock-based compensation	2,540	1,684
Deferred income taxes, net	(180)	(181)
Provision for bad debt expense	91	118
Loss on exchange and prepayment of 2016 Notes	742	—
Loss from related party equity method investment	—	31,702
Changes in operating assets and liabilities:
Accounts receivable, net	(1,322)	3,879
Inventories	—	(18)
Related party receivables, net	338	(258)
Prepaid expenses and other current assets	(935)	14,493
Accounts payable	(3,048)	(1,671)
Accrued and other current liabilities	(3)	(17,881)
Deferred revenue	2,061	(4,944)
Related party payables, net	6,212	5,416
Change in operating lease right-of-use assets and liabilities	(314)	(228)
Other assets and liabilities	(28)	(77)
Net cash used in operating activities	(22,385)	(15,985)
Cash flows from investing activities:
Net proceeds from sale of business	—	46,401
Assignment of OpenNMS, net of cash acquired (see Note 19)	—	(5,475)
Purchases of property and equipment, including internal-use software	(4,116)	(4,281)
Purchase of non-controlling interest	(556)	—
Net cash (used in) provided by investing activities	(4,672)	36,645
Cash flows from financing activities:
Proceeds from insurance promissory note	2,324	1,855
Repayments of insurance promissory note and notes payable	(1,035)	(1,045)
Payment of deferred financing costs, related party	(277)	—
Payment of deferred financing costs	(451)	—
Proceeds from related party convertible notes	62,500	—
Proceeds from convertible notes	75,000	—
Payment of convertible notes	(87,500)
Proceeds from exercises of stock options	182	171
Tax payments related to stock issued, net of stock withheld, for vested equity awards	—	(739)
Net cash provided by financing activities	50,743	242
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	2
Net increase in cash, cash equivalents and restricted cash	23,669	20,904
Cash, cash equivalents and restricted cash, beginning of period (1)	24,162	6,379
Cash, cash equivalents and restricted cash, end of period (1)	$47,831	$27,283
(1) Cash and cash equivalents included restricted cash of $2,318 and $1,375 at September 30, 2021 and September 30, 2020, respectively. Restricted cash is included in prepaid expenses and other current assets and other assets and consists of funds that are contractually restricted as to usage or withdrawal related to the Company's performance bond related to a contract with a customer, security deposits in the form of standby letters of credit for leased facilities, and funds previously held in an escrow account related to the sale of the Connected Care Business (see Note 4). No amounts have been drawn upon the letters of credit as of September 30, 2021.

NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
(2) The statements for the nine months ended September 30, 2020 include the Connected Care Business (see Note 4).

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid	$2,467	$2,961
Non-cash transactions:
Common stock issued in exchange for 2016 Notes	10,000	—
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

As of September 30, 2021, the Company conducted the majority of its operations in the United States, Canada, and the United Kingdom.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 pandemic. The COVID-19 pandemic has resulted in intermittent worldwide government restrictions on the movement of people, goods, and services resulting in increased volatility in and disruptions to global markets. To date, there has been no material adverse impact to the Company's business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on the Company and its contractors, consultants, customers, resellers and partners is unknown at this time.

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

Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three months ended September 30, 2021 and 2020, there were revenues of $213 and $2,089 recognized, respectively, that were included in the deferred revenue balance at the beginning of the period. During the nine months ended September 30, 2021 and 2020, there were revenues of $1,212 and $5,633 recognized, respectively, that were included in the deferred revenue balance at the beginning of the year.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $847 at September 30, 2021 and $1,321 at December 31, 2020. During the three months ended September 30, 2021 and 2020, the Company recorded amortization of $160 and $233, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded amortization of $474 and $701, respectively.
Remaining Performance Obligations
As of September 30, 2021, the Company has allocated a total transaction price of $3,771 to unfulfilled performance obligations that are expected to be fulfilled within 10 years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

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

The total gain on sale of the Connected Care Business consisted of the following:

Cash received as consideration	$47,250
Less: Costs to sell	(849)
Less: Carrying value of net assets sold	(14,190)
Gain on sale of the Connected Care Business	$32,211

The operating results of the Company's discontinued operation were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Major classes of line items constituting pretax income (loss) of discontinued operations
Net revenue	$—	$1,165
Cost of revenue	—	(467)
Selling, general and administrative	1	(525)
Research and development	(18)	(601)
Other expense, net	—	(5)
Pretax loss from discontinued operations related to major classes of pretax income (loss)	(17)	(433)
Pretax gain on sale of the Connected Care Business	—	32,211
Total pretax income (loss) from discontinued operations	(17)	31,778
Benefit from income taxes	(1)	(217)
Total gain (loss) from discontinued operations, net of tax	$(16)	$31,995

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The significant operating and investing cash and noncash items of the discontinued operation included on the Consolidated Statements of Cash Flows were as follows:

Nine Months Ended September 30,
2020
Cash flows from operating activities:
Depreciation and amortization	$10
Gain on sale of the Connected Care Business	32,211
Cash flows from investing activities:
Net proceeds from sale of the Connected Care Business	$46,401
Purchases of property and equipment, including internal-use software	76
Note 5. Accounts Receivable, net
Accounts receivable are included in the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2021 and December 31, 2020 was $20 and $44, respectively.
Note 6. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid expenses	$3,392	$2,268
Restricted cash	1,180	238
Other current assets	690	998
Prepaid expenses and other current assets	$5,262	$3,504

Accrued and other current liabilities as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Accrued payroll and related costs	$6,354	$7,247
Bookings commitment (see Note 12)	2,150	1,662
Accrued liabilities	1,532	1,455
Interest payable	1,507	289
Operating lease liabilities	1,841	1,900
Other accrued and other current liabilities	996	1,422
Accrued and other current liabilities	$14,380	$13,975

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 7. Property, Plant and Equipment, net
Property, plant and equipment, net as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Computer equipment and software	$9,268	$12,332
Furniture and equipment	1,059	1,168
Leasehold improvements	3,806	4,282
Property, plant, and equipment, excluding internal-use software, gross	14,133	17,782
Less: Accumulated depreciation and amortization	(10,359)	(12,837)
Property, plant and equipment, excluding internal-use software, net	3,774	4,945
Internal-use software	41,084	38,488
Construction in progress - Internal-use software	2,333	1,616
Less: Accumulated depreciation and amortization, internal-use software	(34,316)	(31,947)
Internal-use software, net	9,101	8,157
Property, plant and equipment, net	$12,875	$13,102

Depreciation and amortization expense from continuing operations was $1,504 and $4,430, respectively, for the three and nine months ended September 30, 2021, of which $1,012 and $3,023, respectively, related to internal-use software costs. Depreciation and amortization expense from continuing operations was $1,885 and $5,692, respectively, for the three and nine months ended September 30, 2020, of which $1,489 and $4,545, respectively, related to internal-use software costs.

Amounts capitalized to internal-use software related to continuing operations for the three and nine months ended September 30, 2021 were $1,454 and $3,569, respectively. Amounts capitalized to internal-use software related to continuing operations for the three and nine months ended September 30, 2020 were $520 and $2,673, respectively.

Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Customer relationships	$53,000	$53,000
Developed technologies	34,500	34,500
Trade name	3,300	3,300
Installed user base	1,400	1,400
Intangible assets, gross	92,200	92,200
Less: Accumulated amortization	(50,928)	(44,231)
Intangible assets, net	$41,272	$47,969

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three months ended September 30, 2021 and 2020 was $2,232 and $2,180, respectively. Amortization expense from continuing operations for the nine months ended September 30, 2021 and 2020 was $6,697 and $6,199, respectively.

At July 22, 2020, the Company recorded $5,200 of definite-lived intangible assets and accumulated amortization of $647 related to the assignment of OpenNMS (see Note 19). These intangible assets are amortized over a period of 4 to 6 years.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of September 30, 2021 is as follows:

Amounts
Remainder of 2021	$2,232
2022	8,930
2023	4,346
2024	4,283
2025	4,147
2026	3,467
Thereafter	13,867
Total future intangible amortization expense	$41,272
Note 9. Goodwill
Goodwill as of both September 30, 2021 and December 31, 2020 was $98,333, net of goodwill allocated to the discontinued operation of $18,623 during 2020. The goodwill allocated to the discontinued operation was based on the fair value of the Connected Care Business as a percentage of the total fair value of the Connected Care Business and the Company that remains after the sales transaction (see Note 4).

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Pertaining to the Company's share of NantOmics' income or loss, amortization of basis differences, and other-than-temporary impairments, for the nine months ended September 30, 2020, the Company recognized a loss of $31,702. The Company did not recognize any income or losses during nine months ended September 30, 2021.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. As the Company's equity method investment in NantOmics was reduced to zero during the second quarter of 2020, the Company no longer applies the equity method as NantOmics continued to generate net losses.

The Company used the following summarized financial information for NantOmics for the nine months ended June 30, 2020, to record its equity method losses for the nine months ended September 30, 2020:

Nine Months Ended June 30,
2020
Revenues	$349
Gross loss	(1,641)
Loss from operations	(7,806)
Net loss	(2,618)
Net loss attributable to NantOmics	(2,559)
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
On April 13, 2021, NantHealth entered into a transaction with Highbridge Capital Management, LLC and one of its affiliates (“Highbridge”) to exchange $5,000 principal amount of its $36,945 in existing 2016 Notes and with Cambridge to exchange $5,000 principal amount of its $10,000 in existing 2016 Notes for shares of the Company’s common stock pursuant to an exchange agreement dated as of April 13, 2021 (the “Exchange Agreement”).

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

As of September 30, 2021, the remaining life of the 2016 Notes is approximately 2.5 months.

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

On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company and Highbridge entered into a Resale Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, the Company was obligated to file a registration statement to register the resale of the shares of the Company’s equity stock issuable upon conversion of the 2021 Notes no later than May 27, 2021 and such registration statement shall be effective no later than July 26, 2021. The registration statement was filed timely.

In connection with the issuance of the 2021 Notes and the amended and restated promissory notes, on April 27, 2021, the Company provided a notice of a fundamental change (as defined in the indenture governing the Company's 2016 Notes) and an offer to repurchase all the outstanding 2016 Notes. On May 25, 2021, the Company purchased $55,555 of the outstanding 2016 Notes ("Fundamental Change Repurchase") and paid $1,358 of accrued and unpaid interest thereon. The Company recorded a loss on repurchase of the 2016 Notes with other investors and a decrease to unamortized debt discount and deferred financing offering costs of $412.

After the repurchase of the 2016 Notes, fundamental change repurchase, and exchanges on the 2016 Notes, $9,500 of unpaid principal remained outstanding, including $5,000 held by Cambridge and $4,500 held by Initial Purchasers. The remaining 2016 Notes have a maturity date of December 15, 2021.

On April 27, 2021, the 2021 Notes were issued to the investors under an indenture (the “2021 Indenture”) dated April 27, 2021 entered into between the Company and U.S. Bank National Association (the “Trustee”).

The interest rates are fixed at 4.5% per year, payable semi-annually on October 15th and April 15th of each year, beginning on October 15, 2021. The 2021 Notes will mature on April 15, 2026, unless earlier repurchased by the Company or converted pursuant to their terms.

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

Holders of the 2021 Notes may convert all or a portion of their 2021 Notes, in multiples of $1 principal amount, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the 2021 Notes will be settled in cash, shares of the Company's common stock or any combination thereof at the Company's option. As of September 30, 2021, the remaining life of the 2021 Notes is approximately 55 months.

The 2021 Notes are the Company’s general unsecured obligations and are initially guaranteed on a senior unsecured basis by the Guarantor.

The Company may not redeem the 2021 Notes prior to April 20, 2024. The Company may redeem for cash all or any portion of the 2021 Notes, at its option, on or after April 20, 2024, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus any accrued and unpaid special interest up to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire the 2021 Notes periodically. If the Company exercises this option to redeem the 2021 Notes owned by Highbridge and Highbridge is unable to convert such 2021 Notes as a result of the application of the beneficial ownership limitations, at the request of Highbridge, the Company shall convert such 2021 Notes into the number of shares of the Company’s Series 1 Preferred Stock equal to the number of shares that the 2021 Notes are convertible into pursuant to the Conversion Option (as defined in the 2021 Indenture) into common stock.

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

For so long as at least $25,000 principal amount of the 2021 Notes are outstanding, the 2021 Indenture restricts the Company or any of its subsidiaries from creating, assuming, or incurring any indebtedness owing to any of the Company's affiliates (other than intercompany indebtedness between the Company and its subsidiaries and other than any of the Company's 5.5% Convertible Notes due in 2021 or the 4.50% Convertible Note due in 2026 held by the Company’s affiliates), or prepaying any such indebtedness, subject to certain exceptions, unless certain conditions described in the 2021 Indenture have been satisfied.

See Note 14 Commitments and Contingencies for default provisions.

The following tables set forth the interest expense from the Company's Convertible Notes that is included in the Consolidated Statements of Operations:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$772	$906	$1,678	$1,480	$3,488	$4,968
Amortization of debt discounts	4	4	8	17	117	134
Amortization of deferred financing offering costs	19	31	50	38	397	435
Total convertible notes interest expense	$795	$941	$1,736	$1,535	$4,002	$5,537

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$138	$1,333	$1,471	$412	$4,001	$4,413
Amortization of debt discounts	135	1,318	1,453	393	3,834	4,227
Amortization of deferred financing offering costs	4	187	191	11	541	552
Total convertible notes interest expense	$277	$2,838	$3,115	$816	$8,376	$9,192

Note 12. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$33,284	$—	$—	$33,284

	December 31, 2020
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$32,651	$—	$—	$32,651
Interest make-whole derivative	4	—	—	4

The Company’s intangible assets and goodwill are initially measured at fair value and any subsequent adjustment to the initial fair value occurs only if an impairment charge is recognized.
Level 2 and 3 Inputs
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. The Company also agreed that Allscripts shall receive at least $500 per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, the Company shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. As of September 30, 2021 and December 31, 2020, the accrued Annual Minimum Commitment was $1,700 and $1,200, respectively. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement.

The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business, using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 10% and 11% at September 30, 2021 and between 10% and 11% at December 31, 2020. The change in fair value is recorded within other income (expense), net in the Company's Consolidated Statements of Operations.

The fair value of the Bookings Commitment is dependent on management's estimate of the probability of success on individual opportunities and the cost of debt applied in discounting the liability. The higher the probability of success on each opportunity, the lower the fair value of the Bookings Commitment liability. The lower the cost of debt applied, the higher the value of the liability.

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at September 30, 2021, the fair value of the liability would increase by $3,929.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the nine months ended September 30, 2021:

	December 31, 2020	Transfers in (out)	Change in fair value recognized in earnings	September 30, 2021
Liabilities
Interest make-whole derivative - related party and others	$4	$—	$(4)	$—
Bookings Commitment	32,651	—	633	33,284
	$32,655	$—	$629	$33,284
Fair Value of Convertible Notes held at amortized cost
As of September 30, 2021 and December 31, 2020, the fair value and carrying value of the Company's Convertible 2016 Notes and 2021 Notes were:

	Fair value	Carrying value	Face value
2016 Notes
Balance as of September 30, 2021
Related party	$5,003	$4,995	$5,000
Others	4,503	4,488	4,500
	$9,506	$9,483	$9,500
Balance as of December 31, 2020
Related party	$9,553	$9,411	$10,000
Others	92,660	90,578	97,000
	$102,213	$99,989	$107,000

	Fair value	Carrying value	Face value
2021 Notes
Balance as of September 30, 2021
Related party	$62,268	$62,251	$62,500
Others	74,721	74,583	75,000
	$136,989	$136,834	$137,500

The fair value shown above represents the fair value of the debt instrument, inclusive of both the debt and equity components, but excluding the derivative liability. As of December 31, 2020, the carrying value of the 2016 Notes, represents only the carrying value of the debt component before the adoption of ASU 2020-06.

The fair value of the 2016 Notes was determined by using unobservable inputs that are supported by minimal non-active market activity and that are significant to determining the fair value of the debt instrument. The fair value is level 3 in the fair value hierarchy.

The fair value of the 2021 Notes was estimated using the increase in the U.S. 5-Year Treasury Note between April 27, 2021 and September 30, 2021 as the driver in the change in interest rates. The fair value is level 2 in the fair value hierarchy.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 13. Leases
Future minimum lease payments under the Company's operating leases at September 30, 2021 were:

Maturity Analysis	Amounts
Remainder of 2021	$664
2022	2,676
2023	2,685
2024	2,530
2025	678
2026	609
Thereafter	1,087
Total future minimum lease payments	10,929
Less: imputed interest	(2,210)
Total	$8,719
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$1,841
Operating lease liabilities	6,878
$8,719
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
Unconditional Purchase Obligations
In 2020, NantWorks entered into agreements with various vendors related to an enterprise resource planning (“ERP”) implementation project on behalf of its subsidiaries, including NantHealth. NantWorks bills the Company for its portion of these expenses through the Shared Services Agreement (see Note 19). As of September 30, 2021, the Company’s estimated unconditional purchase obligations total approximately $200 for the remainder of 2021, $600 in 2022, and $100 in 2023. During the nine months ended September 30, 2021, the Company made payments of approximately $344 for the amounts purchased related to the unconditional purchase obligations for the ERP implementation project.
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
Securities and Derivative Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825 ("Deora"). In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleges that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint refers to various third-party articles in alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Patrick Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs seek unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the Court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the Court certified the case as a class action. On October 21, 2019, the parties notified the Court that they had reached a settlement in principle to resolve the action on a class wide basis in the amount of $16,500, which was included in accrued and other current liabilities in the Consolidated Balance Sheet at December 31, 2019. The Court granted preliminary approval of the settlement on January 31, 2020. A hearing for final approval of the settlement was scheduled for June 15, 2020, but on June 5, 2020, the Court decided to take the final approval motion on submission, and on July 17, 2020, the Court directed Plaintiff’s counsel to submit evidence substantiating all costs incurred. The $16,500 settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by the Company’s insurance carriers, and a portion was funded by the Company. On September 10, 2020, the Court entered an order granting final approval of the settlement, and the order and the settlement are now final.

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

In April 2018, two putative shareholder derivative actions, captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in the Deora action but asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A.No. 2018-0302-AGB, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets (which Petersen subsequently withdrew), and unjust enrichment. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020. Discovery commenced and the action remains pending. On June 29, 2021, the Court granted the Unopposed Motion to Substitute Lead Plaintiff, following Plaintiff Petersen’s sale of his NantHealth stock, and appointed Engleman as Lead Plaintiff

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. In November 2018, a putative shareholder derivative action captioned Manuel v. Soon-Shiong was filed in the U.S. District Court for the District of Delaware. The complaints contain allegations similar to those in the Deora action but also asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The Company is named solely as a nominal defendant. On January 15, 2019, the Shen and Manuel actions were consolidated in a case captioned In re NantHealth, Inc. Stockholder Derivative Litigation. The parties agreed to stay the consolidated case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery. The stay was lifted after the Delaware Court of Chancery's January 14, 2020 decision granting in part and denying in part the motion to dismiss. On October 5, 2020, an amended consolidated complaint was filed which brings claims only against Dr. Soon-Shiong for alleged violations of the federal securities laws and breach of fiduciary duty based on alleged misstatement or omissions in the Company’s 2017 and 2018 proxy statements and other public filings. On December 4, 2020, defendant moved to dismiss the amended complaint. On February 2, 2021, plaintiffs filed an answering brief in opposition to defendant’s motion to dismiss. On March 18, 2021, defendant filed a reply brief in further support of his motion to dismiss the amended complaint. On May 12, 2021, the court issued an order dismissing the amended complaint with prejudice.
Insurance Recoveries
The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at September 30, 2021 and December 31, 2020 was $56 and $253, respectively, and is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

Note 15. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2021 from continuing operations was $23 and $21, respectively. The provision for income taxes for the three and nine months ended September 30, 2020 from continuing operations was $77 and $174, respectively. The tax provision for income taxes for the three and nine months ended September 30, 2021 and 2020 from continuing operations included an income tax (benefit) provision for the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three and nine months ended September 30, 2021 were a provision from continuing operations of 0.21% and 0.05%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 were a provision from continuing operations of 0.70% and 0.26%, respectively. The effective tax rates for the nine months ended September 30, 2021 and 2020 differed from the U.S. federal statutory rates of 21% primarily as a result of a valuation allowance on the Company's deferred tax assets.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 16. Stockholders’ Equity
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of September 30, 2021 and December 31, 2020, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no outstanding shares of preferred stock.

On April 13, 2021, the Company exchanged with Cambridge and Highbridge, respectively, $10,000 principal of the 2016 Notes ($5,000 with each party, respectively), for 1,689,189 and 1,926,781 common shares, respectively (See Note 11).

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 17. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Phantom units:
Cost of revenue	$—	$—	$—	$27
Selling, general and administrative	—	—	—	(23)
Research and development	—	—	—	36
Total phantom units stock-based compensation expense	—	—	—	40
Stock options:
Cost of revenue	48	27	132	55
Selling, general and administrative	578	483	1,846	947
Research and development	112	75	315	118
Total stock options stock-based compensation expense	738	585	2,293	1,120
Restricted stock units:
Cost of revenue	—	—	—	9
Selling, general and administrative	27	50	101	571
Research and development	—	—	—	23
Total restricted stock units stock-based compensation expense	27	50	101	603
Related party share based payments
Cost of revenue	—	—	—	—
Selling, general and administrative	9	—	76	—
Research and development	24	—	70	—
Total related party share based payments	33	—	146	—
Discontinued operations	—	—	—	(79)
Total stock-based compensation expense	798	635	2,540	1,684
Amount capitalized to internal-use software	32	23	89	71
Total stock-based compensation cost	$830	$658	$2,629	$1,755

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
2016 Equity Incentive Plan
Stock Options
The following table summarizes the activity related to stock options during the three and nine months ended September 30, 2021:

	Number of Shares		Weighted-Average Exercise Price
Stock options outstanding - December 31, 2020	10,025,124		$2.19
Exercised	(103,900)		$0.55
Forfeited	(242,500)		$3.05
Stock options outstanding - March 31, 2021	9,678,724		$2.18
Granted	400,000		$2.65
Exercised	(100,000)		$0.55
Forfeited	(330,000)		$2.79
Stock options outstanding - June 30, 2021	9,648,724		$2.20
Granted	6,690,000	(1)	$1.96
Exercised	(240,588)		$0.55
Forfeited	(711,250)		$2.90
Stock options outstanding - September 30, 2021	15,386,886		$2.09
Stock options exercisable - September 30, 2021	4,538,136		$1.41
(1) Includes 1,000,000 stock options issued to the Company's Chairman and CEO, Dr. Patrick Soon-Shiong on September 9, 2021.
As of September 30, 2021, the Company had $15,473 of unrecognized stock-based compensation expense related to stock options. This cost is expected to be recognized over a weighted-average period of 2.4 years.
The Company settles all exercised stock options by issuing shares of the Company's common stock without netting down the portion related to payroll withholding tax obligations.
Restricted Stock Units
The following table summarizes the activity related to the unvested restricted stock units during the three and nine months ended September 30, 2021:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted stock units outstanding - December 31, 2020	253,308	$1.64
Vested	(59,853)	$1.81
Unvested restricted stock units outstanding - March 31, 2021	193,455	$1.59
Vested	(58,750)	$1.23
Forfeited	(15,000)	$1.23
Unvested restricted stock units outstanding - June 30, 2021	119,705	$1.81
Unvested restricted stock units outstanding - September 30, 2021	119,705	$1.81
As of September 30, 2021, the Company had $156 of unrecognized stock-based compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.4 years.
During the nine months ended September 30, 2021, the Company issued 118,603 shares of common stock to participants of the 2016 Plan based in the United States.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 18. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net (loss) income per share of common stock attributable to NantHealth for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss per share numerator:
Net loss from continuing operations	$(10,908)	$(11,026)	$(41,862)	$(68,221)
Net loss attributable to non-controlling interests	(65)	(42)	(284)	(42)
Net loss from continuing operations attributable to NantHealth	(10,843)	(10,984)	(41,578)	(68,179)
Income (loss) from discontinued operations attributable to NantHealth	—	(16)	24	31,955
Net loss attributable to NantHealth for basic and diluted net loss per share	$(10,843)	$(11,000)	$(41,554)	$(36,224)
Weighted-average shares for basic and diluted net loss per share	115,243,671	110,929,357	113,706,124	110,859,611

Basic and diluted net (loss) income per share attributable to NantHealth:
Continuing operations - common stock	$(0.09)	$(0.10)	$(0.37)	$(0.62)
Discontinued operations - common stock	$—	$—	$—	$0.29
Total net loss per share - common stock	$(0.09)	$(0.10)	$(0.37)	$(0.33)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2021	2020
Unvested restricted stock units	119,705	253,306
Unexercised stock options	15,386,886	10,150,724
Convertible notes	36,515,552	8,815,655
Note 19. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three and nine months ended September 30, 2021, the Company recognized $393 and $806 of expenses, respectively, recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates. During the three and nine months ended September 30, 2020, the Company had income of $34 and incurred expenses of $56, respectively, recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Related Party Receivables and Payables
As of September 30, 2021 and December 31, 2020, the Company had related party receivables of $1,516 and $1,854 respectively, primarily consisting of a receivable from Ziosoft KK of $1,144 as of September 30, 2021 and $1,477 as of December 31, 2020, which was related to the sale of Qi Imaging. As of September 30, 2021 and December 31, 2020, the Company had related party payables and related party liabilities of $41,601 and $35,329, respectively, which primarily relate to interest payable on the $112,666 demand promissory note in favor of Nant Capital and amounts owed to NantWorks pursuant to the Shared Services Agreement. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

Amounts
Total cash consideration	$5,577
Assets and liabilities of OpenNMS at assignment:
Cash and cash equivalents	102
Goodwill	1,026
Intangible asset, net	4,553
Other assets	1,097
Other liabilities assumed	(1,227)
Net assets acquired at assignment	5,551
Non-controlling interests	(503)
Recorded as distribution from additional paid-in capital	$529

In August 2021, the Company purchased the remaining 9%, or 241,485 shares of outstanding OpenNMS common stock held by the remaining shareholders for $556 in cash. The Company recognized the difference between the $556 purchase price and the $100 carrying value of the non-controlling interest acquired as a reduction to additional paid in capital of $456. As of August 24, 2021, the Company owns 100% of the outstanding common stock of OpenNMS.

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

The Company agreed to pay NantOmics non-cancelable annual minimum fees of $2,000 per year for each of the calendar years from 2016 through 2020 and, subject to the Company exercising at least one of its renewal options described above. The Company was also required to pay annual minimum fees to from 2021 through 2029. These annual minimum fees are no longer applicable with the execution of Amendment No. 3 to the Second Amended Reseller Agreement.
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

As of September 30, 2021 and December 31, 2020, the Company had $0 and $3, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three and nine months ended September 30, 2021, direct costs of $0 were recorded as cost of revenue related to the Second Amended Reseller Agreement. During the three and nine months ended September 30, 2020, direct costs of $3 and $48, respectively, were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge, an entity affiliated with the Company's Chairman and CEO, Dr. Patrick Soon-Shiong, to issue and sell $10,000 in aggregate principal amount of the 2016 Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 11). On April 13, 2021, Cambridge agreed to exchange $5,000 of its $10,000 in Convertible Notes due 2021 in exchange for 1,689,189 shares of the Company’s common stock (see Note 11). The accrued and unpaid interest on the 2016 Notes was $81 and $24 at September 30, 2021 and December 31, 2020, respectively, included as part of current related party payables, net in the Consolidated Balance Sheets.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Nant Capital Purchase Agreement
On April 13, 2021, the Company entered into a purchase agreement ("the Purchase Agreement") with Nant Capital and Highbridge to provide for the issuance of 4.5% convertible senior notes due on April 15, 2026 for an aggregate amount of $137,500 in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. Nant Capital purchased $62,500 of the 2021 Notes. The Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 11). The accrued and unpaid interest on the 2021 Notes are to be paid on April 15 and October 15 semiannually, commencing on October 15, 2021. The accrued and unpaid interest on the 2021 Notes to Nant Capital was $1,195 at September 30, 2021, included as part of current related party payables, net in the Consolidated Balance Sheets.
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

During both the three and nine months ended September 30, 2021 and 2020, the Company did not record any revenue under these agreements. As of both September 30, 2021 and December 31, 2020, the Company had accounts receivable from related parties due to these agreements of $110.
Related Party Promissory Notes
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of Nant Capital to fund the acquisition of NaviNet. The note bears interest at a per annum rate of 5.0%, compounded annually and computed on the basis of the actual number of days elapsed and a year of 365 or 366 days, as the case may be. The unpaid principal and any accrued and unpaid interest on the note were originally due and payable on demand in either (i) cash, (ii) shares of the Company's common stock based on per share price of $18.6126, (iii) Series A-2 units of NantOmics based on a per unit price of $1.484 to the extent such equity is owned by the Company or (iv) any combination of the foregoing, all at the option of Nant Capital. Subject to the preceding sentence, the Company may prepay the outstanding amount at any time, either in whole or in part, without premium or penalty and without the prior consent of Nant Capital. On May 9, 2016, the promissory note with Nant Capital was amended to provide that all outstanding principal and accrued interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the 2016 Notes, the Company entered into a Second Amended and Restated Promissory Note which amends and restates the Amended and Restated Promissory Note, dated May 9, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to June 15, 2022 and to subordinate the promissory note in right of payment to the 2016 Notes (see Note 11). No other terms of the promissory note were changed. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 15, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. As of September 30, 2021 and December 31, 2020, the total principal and interest outstanding on the promissory note amounted to $149,131 and $143,756, respectively. The accrued and unpaid interest on the promissory note as of September 30, 2021 and December 31, 2020 was $36,465 and $31,090, respectively, included as part of noncurrent related party liabilities in the Consolidated Balance Sheets. Nant Capital has the option, but not the obligation, to require the Company to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price $1.484) held by the Company, shares of the Company's common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital.

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

On August 8, 2018, the Company executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, the Company and Nant Capital executed an agreement to amend and restate the original promissory note allowing the Company to request advances up to a maximum commitment of $125,000 that bears interest at a per annum rate of 5.5%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the 2016 Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. The promissory note is subordinated to the 2016 Notes (see Note 11). The promissory note includes customary negative covenants. No advances have currently been made under the note. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company and Nant Capital entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2020, between the Company and Nant Capital, to among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the Second Promissory Note in right of payment to the 2021 Notes. At September 30, 2021, the Company was in compliance with the covenants of both the 2016 Notes and the 2021 Notes.
Related Party Share-based Payments
On December 21, 2020, ImmunityBio, Inc. (formerly known as NantKwest, Inc.) ("ImmunityBio"), NantCell, and Nectarine Merger Sub, Inc., a wholly owned subsidiary of ImmunityBio, entered into an Agreement and Plan of Merger, which was completed on March 9, 2021 (the "Merger"). The newly merged entity is majority owned by entities controlled by Dr. Patrick Soon-Shiong, Chairman and Chief Executive Officer of the Company. On March 4, 2021, prior to the Merger, NantCell awarded restricted stock units to its employees and non-employees of the company and its affiliates, including certain NantHealth employees, which vests over defined service periods, subject to completion of a liquidity event. At the effective time of the Merger on March 9, 2021, the performance condition was met and each share of common stock of NantCell that was issued and outstanding immediately prior to the Merger was automatically converted into the right to receive as consideration newly issued common shares of ImmunityBio. The Company accounts for these awards as compensation cost at its estimated fair value over the vesting period with a corresponding credit to equity to reflect a capital contribution from, or on behalf of, the common controlling entity, to the extent that those services provided by its employees associated with these awards benefit NantHealth. The fair value is dependent on management's estimate of the benefit to NantHealth. The higher the estimate of benefit to the Company, the higher the fair value of compensation cost. The compensation cost attributed to NantHealth associated with these awards was $33 and $146 for the three and nine months ended September 30, 2021, respectively.

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
Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of September 30, 2021, our accumulated deficit was approximately $1.0 billion. We expect to continue to incur operating losses over the near term as we expand our commercial operations, invest further in NantHealth solutions, and support adoption of our molecular sequencing and analysis solutions.
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
2021 Indenture
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

In August 2021, the Company purchased the remaining 9%, or 241,485 shares of outstanding OpenNMS common stock held by the remaining shareholders for $0.6 million in cash. The Company recognized the difference between the $0.6 million purchase price and the $0.1 million carrying value of the non-controlling interest acquired as a reduction to additional paid in capital of $0.5 million. As of August 24, 2021, the Company owns 100% of the outstanding common stock of OpenNMS.

COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 pandemic. The COVID-19 pandemic has resulted in intermittent worldwide government restrictions on the movement of people, goods, and services resulting in increased volatility in and disruptions to global markets. To date, there has been no material adverse impact to our business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on the Company and our contractors, consultants, customers, resellers and partners is unknown at this time.

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

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 12 of the Consolidated Financial Statements). We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. The total estimated liability was $35.0 million and $33.9 million as of September 30, 2021 and December 31, 2020, respectively.

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

The following table reconciles Net loss from continuing operations attributable to NantHealth to Net loss from continuing operations attributable to NantHealth - Non-GAAP for the three and nine months ended September 30, 2021 and 2020.

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss from continuing operations attributable to NantHealth	$(10,843)	$(10,984)	$(41,578)	$(68,179)
Adjustments to GAAP net loss from continuing operations attributable to NantHealth:
Loss on Exchange and Prepayment of 2016 Notes	—	—	742	—
Loss from related party equity method investment	—	—	—	31,702
Stock-based compensation expense from continuing operations	799	633	2,533	1,761
Change in fair value of derivatives liability	—	(56)	(4)	7
Change in fair value of Bookings Commitment	(3,670)	(657)	1,133	3,070
Noncash interest expense related to convertible notes	58	1,644	568	4,779
Intangible amortization from continuing operations	2,222	2,165	6,646	6,184
Securities litigation costs	—	—	—	(103)
Tax benefit (provision) resulting from certain noncash tax items	(17)	20	(105)	(16)
Total adjustments to GAAP net loss from continuing operations attributable to NantHealth	(608)	3,749	11,513	47,384
Net loss from continuing operations attributable to NantHealth - Non-GAAP	$(11,451)	$(7,235)	$(30,065)	$(20,795)

Weighted average basis common shares outstanding	115,243,671	110,929,357	113,706,124	110,859,611

Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.10)	$(0.07)	$(0.26)	$(0.19)

The following table reconciles Net loss per common share from continuing operations attributable to NantHealth to Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP for the three and nine months ended September 30, 2021 and 2020.

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss per common share from continuing operations attributable to NantHealth	$(0.09)	$(0.10)	$(0.37)	$(0.62)
Adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth:
Loss on Exchange and Prepayment of 2016 Notes	—	—	0.01	—
Loss from related party equity method investment	—	—	—	0.28
Stock-based compensation expense from continuing operations	0.01	0.01	0.03	0.02
Change in fair value of derivatives liability	—	—	—	—
Change in fair value of Bookings Commitment	(0.04)	(0.01)	0.01	0.03
Noncash interest expense related to convertible notes	—	0.01	—	0.04
Intangible amortization from continuing operations	0.02	0.02	0.06	0.06
Securities litigation costs	—	—	—	—
Tax benefit (provision) resulting from certain noncash tax items	—	—	—	—
Total adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth	(0.01)	0.03	0.11	0.43
Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.10)	$(0.07)	$(0.26)	$(0.19)

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
Provision for Income Taxes
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
Net Loss Attributable to non-controlling Interests
Net loss attributable to non-controlling interests consists of earnings or losses related to minority ownership of components of our business.

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Software-as-a-service related	$13,879	$18,355	$45,140	$53,997
Maintenance	406	299	1,201	299
Professional services	57	62	257	62
Total software-related revenue	14,342	18,716	46,598	54,358
Other	17	49	20	172
Total net revenue	14,359	18,765	46,618	54,530

Cost of Revenue
Software-as-a-service related	5,244	5,935	16,223	17,552
Maintenance	298	131	775	131
Professional services	6	15	13	15
Amortization of developed technologies	1,247	1,222	3,741	3,508
Total software-related cost of revenue	6,795	7,303	20,752	21,206
Other	34	216	127	827
Total cost of revenue	6,829	7,519	20,879	22,033

Gross Profit	7,530	11,246	25,739	32,497

Operating Expenses
Selling, general and administrative	12,969	12,442	37,309	36,864
Research and development	4,648	4,681	14,510	12,446
Amortization of acquisition-related assets	985	958	2,956	2,691
Total operating expenses	18,602	18,081	54,775	52,001

Loss from operations	(11,072)	(6,835)	(29,036)	(19,504)
Interest expense, net	(3,572)	(4,861)	(10,943)	(14,291)
Other income (expense), net	3,759	747	(1,862)	(2,550)
Loss from related party equity method investment	—	—	—	(31,702)
Loss from continuing operations before income taxes	(10,885)	(10,949)	(41,841)	(68,047)
Provision for income taxes	23	77	21	174
Net loss from continuing operations	(10,908)	(11,026)	(41,862)	(68,221)
Income (loss) from discontinued operations, net of tax attributable to NantHealth	—	(16)	24	31,955
Net loss	(10,908)	(11,042)	(41,838)	(36,266)
Net loss attributable to non-controlling interests	(65)	(42)	(284)	(42)
Net loss attributable to NantHealth	$(10,843)	$(11,000)	$(41,554)	$(36,224)

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Software-as-a-service related	96.7%	97.8%	96.8%	99.0%
Maintenance	2.8%	1.6%	2.6%	0.5%
Professional services	0.3%	0.3%	0.6%	0.1%
Total software-related revenue	99.8%	99.7%	100.0%	99.6%
Other	0.1%	0.3%	—%	0.3%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	36.5%	31.6%	34.8%	32.2%
Maintenance	2.1%	0.7%	1.7%	0.2%
Professional services	—%	0.1%	—%	—%
Amortization of developed technologies	8.7%	6.5%	8.0%	6.5%
Total software-related cost of revenue	47.3%	38.9%	44.5%	38.9%
Other	0.3%	1.2%	0.3%	1.5%
Total cost of revenue	47.6%	40.1%	44.8%	40.4%

Gross Profit	52.4%	59.9%	55.2%	59.6%

Operating Expenses
Selling, general and administrative	90.2%	66.3%	80.1%	67.7%
Research and development	32.4%	24.9%	31.1%	22.8%
Amortization of acquisition-related assets	6.9%	5.1%	6.3%	4.9%
Total operating expenses	129.5%	96.3%	117.5%	95.4%

Loss from operations	(77.1)%	(36.4)%	(62.3)%	(35.8)%
Interest expense, net	(24.9)%	(25.9)%	(23.5)%	(26.2)%
Other income (expense), net	26.2%	4.0%	(4.0)%	(4.7)%
Loss from related party equity method investment	—%	—%	—%	(58.1)%
Loss from continuing operations before income taxes	(75.8)%	(58.3)%	(89.8)%	(124.8)%
Provision for income taxes	0.2%	0.5%	—%	0.3%
Net loss from continuing operations	(76.0)%	(58.8)%	(89.8)%	(125.1)%
Income (loss) from discontinued operations, net of tax attributable to NantHealth	—%	—%	0.1%	58.6%
Net loss	(76.0)%	(58.8)%	(89.7)%	(66.5)%
Net loss attributable to non-controlling interests	(0.5)%	(0.2)%	(0.6)%	(0.1)%
Net loss attributable to NantHealth	(75.5)%	(58.6)%	(89.1)%	(66.4)%

Comparison of Three and Nine Months Ended September 30, 2021 and 2020.
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Software-as-a-service related	$13,879	$18,355	$45,140	$53,997	$(4,476)	(24.4)%	$(8,857)	(16.4)%
Maintenance	406	299	1,201	299	107	35.8%	902	301.7%
Professional services	57	62	257	62	(5)	(8.1)%	195	314.5%
Total software-related revenue	14,342	18,716	46,598	54,358	(4,374)	(23.4)%	(7,760)	(14.3)%
Other	17	49	20	172	(32)	(65.3)%	(152)	(88.4)%
Total net revenue	$14,359	$18,765	$46,618	$54,530	$(4,406)	(23.5)%	$(7,912)	(14.5)%
Comparison of the three-month periods ended September 30, 2021 and 2020
Total revenue decreased $4.4 million, or 23.5%, for the three months ended September 30, 2021, compared to the prior year period, due to decreased SaaS revenue of which $2.0 million was primarily related to Statement of Works ("SOWs") becoming fully amortized as of December 31, 2020, and $2.3 million related to a customer contract that ended in June 2021. The decrease was partially offset by new revenue from maintenance and professional services of $0.1 million due to the acquisition of OpenNMS.
We believe that significant opportunities exist for expanded cross-selling across our products and across our existing customer base, including Eviti, NaviNet, and OpenNMS customer bases.
Comparison of the nine months ended September 30, 2021 and 2020
Total revenue decreased $7.9 million, or 14.5%, for the nine months ended September 30, 2021, compared to the prior year period, largely due to decreased SaaS revenue of which $5.4 million was primarily due to SOWs becoming fully amortized as of December 31, 2020. In addition, two customer contracts that ended in June 2020 and June 2021 contributed a $2.4 million and $1.6 million decrease, respectively. This decrease was partially offset by a $1.1 million increase in provider revenues. Maintenance and professional services revenue increased $1.1 million due to the acquisition of OpenNMS.

Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Software-as-a-service related	$5,244	$5,935	$16,223	$17,552	$(691)	(11.6)%	$(1,329)	(7.6)%
Maintenance	298	131	775	131	167	127.5%	644	491.6%
Professional services	6	15	13	15	(9)	(60.0)%	(2)	(13.3)%
Amortization of developed technologies	1,247	1,222	3,741	3,508	25	2.0%	233	6.6%
Total software-related cost of revenue	6,795	7,303	20,752	21,206	(508)	(7.0)%	(454)	(2.1)%
Other	34	216	127	827	(182)	(84.3)%	(700)	(84.6)%
Total cost of revenue	$6,829	$7,519	$20,879	$22,033	$(690)	(9.2)%	$(1,154)	(5.2)%
Comparison of the three-month periods ended September 30, 2021 and 2020
Total cost of revenue decreased $0.7 million, or 9.2%, for the three months ended September 30, 2021, compared to the prior year period. The decrease in SaaS costs was driven by lower amortization of internal use software of $0.6 million.
Comparison of the nine months ended September 30, 2021 and 2020
Total cost of revenue decreased $1.2 million, or 5.2% for the nine months ended September 30, 2021, compared to the prior year period. The decrease in SaaS costs was driven by lower amortization of internal use software of $1.7 million as 16 internally developed software assets became fully depreciated between the fourth quarter of 2020 and the third quarter of 2021. The increase in maintenance and professional services costs was primarily driven by the acquisition of OpenNMS.

Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Selling, general and administrative	$12,969	$12,442	$37,309	$36,864	$527	4.2%	$445	1.2%
Comparison of the three-month periods ended September 30, 2021 and 2020
Selling, general and administrative expenses increased by $0.5 million, or 4.2%, for the three months ended September 30, 2021 compared to the prior year period, driven primarily by $1.1 million of higher costs related to the acquisition of OpenNMS, offset by a $0.8 million reduction attributed to cost saving measures.

Comparison of the nine months ended September 30, 2021 and 2020
Selling, general and administrative expenses increased $0.4 million, or 1.2%, for the nine months ended September 30, 2021 compared to the prior year period, driven primarily by $2.6 million of higher costs related to the acquisition of OpenNMS, offset by a $1.0 million reduction in personnel costs and a $0.9 million reduction in other cost saving measures.

Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Research and development	$4,648	$4,681	$14,510	$12,446	$(33)	(0.7)%	$2,064	16.6%
Comparison of the three-month periods ended September 30, 2021 and 2020
Research and development expenses were flat for the three months ended September 30, 2020 compared to the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2021 and 2020
Research and development expenses increased $2.1 million or 16.6% from $12.4 million for the nine months ended September 30, 2020 to $14.5 million for the nine months ended September 30, 2021, driven primarily by $1.4 million of higher costs related to the acquisition of OpenNMS and $0.7 million in higher personnel costs in other product lines.
Amortization of Acquisition-related Assets

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Amortization of acquisition-related assets	$985	$958	$2,956	$2,691	$27	2.8%	$265	9.8%
Comparison of the three-month periods ended September 30, 2021 and 2020
Amortization of acquisition-related assets was flat at $1.0 million for three months ended September 30, 2020 compared to $1.0 million for three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2021 and 2020
Amortization of acquisition-related assets increased 9.8% from $2.7 million for nine months ended September 30, 2020 compared to $3.0 million for nine months ended September 30, 2021. Amortization expense increases related to the acquisition of OpenNMS, offset by fully amortized NaviNet intangible assets.

Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Interest expense, net	$3,572	$4,861	$10,943	$14,291	$(1,289)	(26.5)%	$(3,348)	(23.4)%
Comparison of the three-month periods ended September 30, 2021 and 2020
Interest expense, net decreased by $1.3 million, from $4.9 million to $3.6 million for the three months ended September 30, 2020 and 2021, respectively. This decrease is related to the Company's adoption of ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), resulting in less noncash interest expense from January 1, 2021, which was partially offset by higher interest cost associated with issuance of the 2021 Notes in April 2021. Gross Convertible Debt increased from $107 million at December 31, 2020 to $147 million as of September 30, 2021. See Note 2 and Note 11 to the accompanying Consolidated Financial Statements.

Comparison of the nine months ended September 30, 2021 and 2020
Interest expense, net decreased by $3.3 million, from $14.3 million to $10.9 million for the nine months ended September 30, 2020 and 2021, respectively. This decrease is related to the Company's adoption of ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), resulting in less noncash interest expense from January 1, 2021, which was partially offset by higher interest costs associated with the issuance of the 2021 Notes in April 2021. Gross Convertible Debt increased from $107 million at December 31, 2020 to $147 million as of September 30, 2021. See Note 2 and Note 11 to the accompanying Consolidated Financial Statements.

See the section entitled "Liquidity and Capital Resources" and Note 11 and Note 19 to the accompanying Consolidated Financial Statements for further discussion of our convertible notes and the related party note with Nant Capital.

Other Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Other income (expense), net	$3,759	$747	$(1,862)	$(2,550)	$3,012	403.2%	$688	(27.0)%
Comparison of the three-month periods ended September 30, 2021 and 2020
The increase of $3.0 million in Other expense, net for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by the change in the fair value of the Bookings commitment. The change in the fair value of the Bookings commitment is a result of macroeconomic factors. The change in fair value for the three months ended September 30, 2021 was a gain of $3.7 million, compared to a gain of $0.7 million for the three month period ended September 30, 2020.

Comparison of the nine months ended September 30, 2021 and 2020
Other expense, net, decreased by $0.7 million, from $2.6 million for the nine months ended September 30, 2020 to $1.9 million for the nine months ended September 30, 2021. The other expense decrease was mainly driven by a $1.9 million increase in the fair value of the Bookings Commitment liability. The change in the fair value of the Bookings commitment is a result of macroeconomic factors. The Company also recorded losses resulting from the exchange and prepayment of the 2016 Notes of $0.7 million in the nine month period ended September 30, 2021.
Loss from Related Party Equity Method Investment

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Loss from related party equity method investment	$—	$—	$—	$31,702	$—	—%	$(31,702)	(100.0)%
Comparison of the three and nine month periods ended September 30, 2021 and 2020
Loss from related party equity method investment for the three and nine months ended September 30, 2020 was related to the pro rata share of losses from our investment in NantOmics. Our investment in NantOmics was fully impaired at June 30, 2020 (see Note 10 to the accompanying Consolidated Financial Statements).

Income (loss) from Discontinued Operations, Net of Tax, Attributable to NantHealth

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30, 2021		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Income (loss) from discontinued operations, net of tax attributable to NantHealth	$—	$(16)	$24	$31,955	$16	(100.0)%	$(31,931)	(99.9)%
Comparison of the three and nine month periods ended September 30, 2021 and 2020
For the three and nine months ended September 30, 2020, the income (loss) from discontinued operations, net of tax, attributable to NantHealth was primarily related to the gain on sale of the Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).
Net Loss Attributable to non-controlling Interests

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30, 2021		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Amount	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Net loss attributable to non-controlling interests	$(65)	(42)	(284)	(42)	$(23)	54.8%	$(242)	576.2%
Comparison of the three and nine month periods ended September 30, 2021 and 2020
For the three and nine months ended September 30, 2021, the net loss attributable to non-controlling interests was related to OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements). During the third quarter of 2021, the Company purchased the remaining non-controlling interest in OpenNMS that it did not previously own.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2021, we had cash and cash equivalents of $45.5 million, compared to $22.8 million as of December 31, 2020, of which $0.4 million and $0.4 million, respectively, related to foreign subsidiaries.
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

On April 13, 2021, the Company entered into a purchase agreement (the “Purchase Agreement”) with Nant Capital, LLC (“Nant Capital”) and Highbridge Capital Management LLC (“Highbridge”) to provide for the issuance of 4.5% convertible senior notes due on April 15, 2026 (the "2021 Notes") for an aggregate principal amount of $137.5 million in a private placement. The Company used the proceeds from the 2021 Notes issuance to repurchase certain of the Company's existing 5.5% convertible senior notes due 2021 and for general corporate purposes.

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

On April 27, 2021, the 2021 Notes were issued to the three investors under an indenture (the “Indenture”) dated April 27, 2021 entered into between the Company and U.S. Bank National Association (the “Trustee”). In addition, the Company reimbursed Highbridge $0.1 million for the actual costs and expenses incurred by it in connection with the Transaction, and the Company incurred issuance costs paid to third parties of $0.6 million As such, the net proceeds from the offering were approximately $136.8 million.

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

Nant Capital Notes

In January 2016, we executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Patrick Soon-Shiong, our Chairman and CEO. As of September 30, 2021, the total advances made by Nant Capital to us pursuant to the note was approximately $112.7 million. In May 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the 2016 Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the Nant Capital Note to June 15, 2022 and to subordinate the Nant Capital Note in right of payment to the 2016 Notes. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.

On August 8, 2018, we executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, we executed an agreement with Nant Capital to amend and restate the original promissory note, allowing us to request advances up a maximum commitment of $125.0 million that bears interest at a per annum rate of 5.5%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the 2016 Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. The promissory note is subordinated to the 2016 Notes. The promissory note includes customary negative covenants. No advances have currently been made under the promissory note. At September 30, 2021, we were in compliance with the covenants. On April 27, 2021, in connection with the issuance of the 2021 Notes, we and Nant Capital entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2020, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.
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

The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,
	2021	2020
Cash provided by (used in):
Operating activities	$(22,385)	$(15,985)
Investing activities	(4,672)	36,645
Financing activities	50,743	242
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	$23,669	$20,904

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
In addition, our net loss in the nine months ended September 30, 2021 has been greater than our use of cash for operating activities due to the inclusion of noncash charges.
Cash used in operating activities of $22.4 million during the nine months ended September 30, 2021 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the nine months ended September 30, 2021, our net loss of $41.8 million included noncash items of $11.6 million of depreciation and amortization, $1.1 million increase in the fair value of the Bookings Commitment liability, $2.1 million recognized as stock based compensation, and a $0.7 million loss on Exchange and Prepayments of the 2016 Notes.
Changes in working capital increased cash $3.0 million during the nine months ended September 30, 2021. The increase in cash was primarily attributable to a $6.2 million increase in related party payables and a $2.1 million increase in deferred revenue, largely offset by $3.0 million decrease in accounts payable and a $1.3 million increase in accounts receivable.
Cash used in operating activities of $16.0 million during the nine months ended September 30, 2020 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the nine months ended September 30, 2020, our net loss of $36.3 million included significant noncash items largely due to a $31.7 million loss on related party equity method investment, $12.6 million of depreciation and amortization, a $3.1 million increase in the fair value of the Bookings Commitment liability and $4.8 million related to the amortization of debt discounts and deferred financing offering costs, partially offset by a $32.2 million gain on the sale of our Connected Care Business (see Note 4 to the Consolidated Financial Statements).
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
We had $4.7 million of cash used in investing activities during the nine months ended September 30, 2021, comprised of $4.1 million of investment used for the purchase of property and equipment, including internal-use software and $0.6 million of investment used to purchase the non-controlling interest of OpenNMS.

We had $36.6 million of net cash provided by investing activities during the nine months ended September 30, 2020, comprised of $46.4 million in net proceeds from the sale of our Connected Care Business, offset by $5.5 million in net cash paid from the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements) and $4.3 million of investment used for the purchase of property and equipment, including internal-use software.

Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2021 was $50.7 million, primarily related to the issuance of the 2021 Notes of $137.5 million, offset by prepayments on the 2016 Notes of $87.5 million (see Note 11 to the accompanying Consolidated Financial Statements).

Cash used in financing activities during the nine months ended September 30, 2020 of $0.2 million was due to proceeds from an insurance promissory note of $1.9 million and proceeds from exercises of stock options, offset by repayments of an insurance promissory note of $1.0 million and payments to tax authorities on the employees' behalf to satisfy withholding requirements on income earned from vested shares of the phantom unit plan and restricted stock units of $0.7 million.

Contractual Obligations, Commitments and Contingencies
There have been no material changes during the nine months ended September 30, 2021 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our principal material cash requirements consist of obligations under our outstanding debt obligations related to the 2016 Notes, 2021 Notes, Nant Capital Note, Bookings Commitment, and noncancelable leases for our office space. Refer to Note 11, Note 12, Note 13 and Note 19 to the accompanying Consolidated Financial Statements.

Additionally, our estimated noncancelable contractual obligations for our enterprise resource planning implementation project through the shared services agreement with NantWorks total approximately $0.9 million. See Note 14 and Note 19 to the accompanying Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2021, we had $45.5 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Primarily all of our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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
Foreign Currency Risk
We maintain offices and bank accounts in the United Kingdom and Canada. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of September 30, 2021 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in our Annual Report on Form 10-K, including our financial statements and the related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, any of which may be relevant to decisions regarding an investment in or ownership of our common stock. Our future operating results may vary substantially from anticipated results due to a number of risks and uncertainties, many of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. The following discussion highlights some of these risks and uncertainties and the possible impact of these risks on future results of operations. If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.
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
•Business disruptions, including from natural disasters and the COVID-19 pandemic, among other things, could seriously harm our future revenue and financial condition and increase our costs and expenses.
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

Risks related to our common stock:

•Dr, Soon-Shiong, our Chairman and Chief Executive Office and our principal stockholder, and entities affiliated with him, collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.
•Dr. Soon-Shiong, has significant interests in other companies which may conflict with our interests.
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
Based on the foregoing factors, it may take longer than we expect, or we may never be able, to fully integrate our systems as planned. If our integration efforts are not successful, we may not be able to attract new clients and to expand our offerings to existing clients.
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
We have a broad array of product and service offerings. Our management team is responsible for allocating resources across these products and services and may forego or delay pursuit of opportunities with certain products or services that later prove to have greater commercial potential. In July 2020, we acquired The OpenNMS Group, Inc.("OpenNMS"), expanding our collective offerings to include networking monitoring solutions. These and other resource allocation decisions may cause us to fail to capitalize on attractive products or services or market opportunities. Our spending on current and future research and development programs and future products or services may not yield commercially viable products or services or may fail to optimize the anticipated network effects of NantHealth solutions. If our management team is unable to appropriately prioritize the allocation of our resources among our broad range of products and services in an efficient manner, our business may be adversely affected.

Risks related to our financial condition and capital requirements
We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We were organized as a limited liability company in Delaware and began operations in 2010. In June 2016, we converted to a Delaware corporation. Additionally, our business has operated as part of the larger NantWorks, LLC, or NantWorks, group of affiliated companies. Our limited independent operating history, particularly in light of the increasingly complex and rapidly evolving healthcare and technology markets in which we operate, may make it difficult to evaluate our current business and predict our future performance. In addition, we have acquired numerous companies or businesses over the past several years, including certain assets of NaviNet, and most recently OpenNMS. In addition, in August 2017, we sold our provider/patient engagement solutions business to Allscripts and in February 2020, we sold assets relating to our connected care business to Masimo. We have had limited experience operating these businesses as a whole and as such, it may be difficult to evaluate our current business and predict our future operating performance. In light of the foregoing, any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these challenges successfully, our business results will suffer.
We have a history of significant losses, which we expect to continue, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $56.4 million and $62.8 million during the years ended December 31, 2020 and 2019, respectively, and $41.8 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $1.0 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our client base and develop our product and service offerings, including (i) expansion of the features and capabilities of our NaviNet and Eviti product lines and (ii) expanding the OpenNMS solutions through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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
Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we maintain internal control over financial reporting that meets certain standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and a decrease in our stock price.

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

We have recently been involved in securities litigation cases which were costly to us an harmful to our reputations, and we can not assure you that we will not be involved in additional legal proceedings in the future with similar, or worse, results.
We have been named as a defendant in lawsuits arising out of our initial public offering and later public statements. In March 2017, a number of putative class action securities complaints were filed in the U.S. District Court for the Central District of California, naming as defendants the Company and certain of our executive officers and directors. Certain plaintiffs also named, as defendants, investment banks who were underwriters in our initial public offering but the claims against the underwriters were dropped. The complaints generally allege that defendants made material misstatements and omissions in violation of the federal securities laws. The complaints were consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825 ("Deora"). In October 2019, the parties reached an agreement in principle to settle these federal class actions in their entirety for $16.5 million, which was included in accrued and other current liabilities in the Consolidated Balance Sheet at December 31, 2019. The Court granted preliminary approval of the settlement on January 31, 2020. A hearing for final approval of the settlement was scheduled for June 15, 2020, but on June 5, 2020, the Court decided to take the final approval motion on submission, and on July 17, 2020, the Court directed Plaintiff’s counsel to submit evidence substantiating all costs incurred. The $16.5 million settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by our insurance carriers, and a portion was funded by us. On September 10, 2020, the Court entered an order granting final approval of the settlement, and the order and the settlement are now final. In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. At a case management conference on December 3, 2019, the parties informed the court of the pending settlement of the federal class action in the Deora action. During a status conference on February 4, 2021, the Court scheduled a further status conference for April 7, 2021 and stated that if Plaintiff did not voluntarily dismiss the action, the Court would entertain a motion to dismiss in light of the finalization of the Deora settlement. Plaintiff filed an unopposed request for voluntarily dismissal on March 15, 2021. On March 22, 2021, the court issued an order granting plaintiff’s request and dismissing the action with prejudice. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, Legal Proceedings. We cannot assure you that we will not be involved in additional legal proceedings in the future, with similar, or worse, results which could harm our business, financial conditions and results of operations.
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
Our sales cycle can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our offerings and solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Additionally, many of our potential clients are typically already in long-term contracts with their current providers and face significant costs associated with transitioning to our offerings and solutions. As a result, potential customers typically undertake a significant evaluation process, which frequently involves not only NantHealth solutions and component systems infrastructure and platforms but also their existing capabilities and solutions and can result in a lengthy sales cycle. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of NantHealth solutions and component systems infrastructure are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. For example, currently, hospitals in the United States face significant uncertainty over the continuing impact of federal government budgets, and continuing changes in the implementation and deadlines for compliance with the Patient Protection and Affordable Care Act of 2010 ("ACA"), and other healthcare reform legislation, as well as potential future statutes and rulemaking. Many of our potential hospital clients have used all or a significant portion of their revenues to comply with federal mandates to adopt electronic medical records to maintain their Medicaid and Medicare reimbursement levels. In the event we are unable to manage our lengthy and unpredictable sales cycle, our business may be adversely affected.
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
During the year ended December 31, 2020, we derived 17.5% of our revenue through a single reseller, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 15.5%, 14.9% and 11.2% of our revenue through three of NaviNet's major health plan customers. During the nine months ended September 30, 2021, we derived 20.8% of our revenue through this reseller and another 12.9% and 10.0% of our revenue through two of NaviNet's major health plan customers. We cannot guarantee that these clients will continue to contract for our services or acquire new services. The contract governing the reseller relationship is terminable without cause on or after June 30, 2022 if 12 months’ prior written notice is provided (which notice has not been provided by the reseller) and the contract with one of the aforementioned health plan customers is terminable without cause on or after December 31, 2022 if 12 months’ prior written notice is provided. The other health plan customer cannot terminate without cause. Additionally, the reseller may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons.If the agreements with these major customers do not renew or our reseller is unsuccessful in reselling our solutions, our revenue could be greatly reduced, which would materially and adversely affect our business.

The contracts with the three largest NaviNet customers expired near the end of our fiscal quarter ended December 31, 2020 and two of these customers renewed for additional terms. One of these customers elected not to renew its agreement and we continued to provide services through June 30, 2021 on a transition basis. This customer represented 14.9% of our consolidated revenue through September 30, 2021. Customer churn is a natural part of our business and, while there is no guarantee that we will be able to offset the loss of this customer in the short term, we continue to develop new product enhancements and offerings to help drive customer acquisition and expansion opportunities to replace this lost revenue in the long term.

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

Additionally, ransomware attacks, including these from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).

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
Our offerings and solutions may experience design or manufacturing defects from time to time that can result in reduced network effects to NantHealth solutions and component systems infrastructure and platforms which could materially and adversely affect our business.
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
On July 22, 2020, we acquired OpenNMS. In August 2021, the Company purchased the remaining 9% of the outstanding OpenNMS common stock held by the remaining shareholders. We may not be able to successfully integrate the personnel, operations, businesses, products or technologies of the OpenNMS investment. Integration may be particularly challenging as we have limited experience in the business of network management software and services. We may find that we do not have adequate operations or expertise to manage the new business. The integration of OpenNMS may also divert management's time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Our OpenNMS solutions also may not perform to our expectations for various reasons, including the loss of key personnel and/or customers. If we fail to integrate our OpenNMS business or realize the expected benefits, we may lose the return on this acquisition or incur additional transaction costs and our business and financial condition may be harmed as a result.

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
If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the continued performance and active participation of certain key individuals, including Dr. Soon-Shiong, our Chairman, Chief Executive Officer and our principal stockholder. Although we expect Dr. Soon-Shiong will continue to devote on average at least 20 hours per week to our company, he will continue to primarily focus on ImmunityBio, Inc., or ImmunityBio, a publicly-traded, clinical-stage immunotherapy company, of which he is Executive Chairman and Global Chief Scientific and Medical Officer. Dr. Soon-Shiong will also devote time to other companies operating under NantWorks, a collection of multiple companies in the healthcare and technology space that Dr. Soon-Shiong founded in 2011. We do not believe Dr. Soon-Shiong has any material conflicting obligations as a result of his involvement with other companies. Additionally, we are dependent on commercial relationships with various other parties affiliated with NantWorks and with Dr. Soon-Shiong and we may enter into additional relationships in the future. If Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all. The risks related to our dependence upon Dr. Soon-Shiong are particularly acute given his ownership percentage and role in our company. If we were to lose Dr. Soon-Shiong, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. We have not entered into, nor do we intend to enter into, an employment agreement with Dr. Soon-Shiong.

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of September 30, 2021, the total value of our goodwill and intangible assets, net of accumulated amortization was $98.3 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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
Business disruptions, including from natural disasters and the COVID-19 pandemic, among other things, could seriously harm our future revenue and financial condition and increase our costs and expenses.
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

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 pandemic. The COVID-19 pandemic has resulted in intermittent worldwide government restrictions on the movement of people, goods, and services resulting in increased volatility in and disruptions to global markets. To date, there has been no material adverse impact to our business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on the Company and our contractors, consultants, customers, resellers and partners is unknown at this time. For example, the demand for our solutions among certain of our provider or payer customers could be impacted in the future, either through reduced transaction volume for solutions by which the Company derives revenue on a per transaction basis or through the delayed closing or signing of new or add-on contracts with customers that are dealing with impacts from the pandemic.

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
The United Kingdom’s departure from the European Union will have uncertain effects and could adversely affect us.
On June 23, 2016, a referendum was held on the UK’s membership in the European Union ("EU"), the outcome of which was a vote in favor of leaving the EU, or the Brexit.

On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the EU, (commonly referred to as the “Brexit”). Since the United Kingdom’s departure from the EU on January 31, 2020 under the terms of the Withdrawal Agreement, and a year-long transition period, we are subject to additional regulatory requirements under the United Kingdom as well as EU regulatory requirements and those of other foreign jurisdictions where we conduct our business, which have increased our compliance costs and liability. Brexit has also created multiple routes for obtaining marketing authorization in the United Kingdom, Great Britain or Northern Ireland, which may impact our commercialization strategy. Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of Brexit are being negotiated and such uncertainties could impair or limit our ability to transact business in the member EU states. In the long term, the United Kingdom may develop its own legislation that diverges from that in the EU.

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
We have developed, acquired, and licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of September 30, 2021, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) seventeen (17) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) sixteen (16) pending U.S. utility patent applications; (iii) fourteen (14) issued patents outside the United States; and (iv) seven (7) patent applications pending in jurisdictions outside the United States. Five (5) of these assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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

For example, the California Consumer Privacy Act of 2018 ("CCPA"), which went into effect on January 1, 2020, requires requires covered businesses to provide substantial disclosures to California residents and honor such residents’ data protection and privacy rights, including the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the compromise of highly sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended several times, including by the California Privacy Rights Act ("CPRA"), a ballot initiative that passed in November 2020 which, among other things, created a new state agency vested with authority to implement and enforce the CCPA and the CPRA. Effective in most material aspects starting on January 1, 2023, the CPRA will expand California residents’ rights with respect to certain sensitive personal information and give California residents’ a right to opt out of the sharing of certain personal information for targeted online advertising.

Further, the EU, has adopted data protection laws and regulations which may apply to us in certain circumstances, or in the future. The laws impose significant compliance obligations on us and is commonly known as the GDPR, the General Data Protection Regulation. The GDPR, which is wide-ranging in scope and applicability, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data, including clinical trials. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including with respect to our employees in the EU, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, other new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. For instance, our 2016 notes mature on December 15, 20221. In addition, under the terms of each series of notes, we may be required to repurchase the notes of such series at a price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, upon the occurrence of a fundamental changes (as defined in the indenture governing the applicable series of notes.) Our business may not continue to generate cash flow from operations in the future sufficient to service our deb, including the notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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
Risks related to our common stock
Dr, Soon-Shiong, our Chairman and Chief Executive Office and our principal stockholder, and entities affiliated with him, collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.
As of November 4, 2021, our Chairman and Chief Executive Officer and principal stockholder, Dr. Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 62% of the voting power of our common stock. As a result, Dr. Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
Dr. Soon-Shiong, has significant interests in other companies which may conflict with our interests.
Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours. As a result Dr. Soon-Shiong’s interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies and charitable organizations with which he is involved could have a negative impact on our business.

Our certificate of incorporation contains a waiver of the corporate opportunity doctrine for NantWorks and its affiliates, which includes our Chairman and Chief Executive Officer, and therefore covered persons have no obligations to make opportunities available to us.
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 62% of the voting power of our common stock as of November 4, 2021.
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
We may pay any interest make-whole payment on our 2016 notes by delivering shares of our common stock, which could result in significant dilution to our stockholders.
In certain circumstances, we may be required to make an interest make-whole payment to a converting holder of our 2016 notes, payable in cash or shares of our common stock. If we elect, or are deemed to have elected, to pay any interest make-whole payment by delivering shares of our common stock, the number of shares of common stock a converting holder of 2016 notes will receive will be the number of shares that have a value equal to the amount of the interest make-whole payment to be paid to such holder in shares of our common stock, divided by the product of (x) 95% and (y) the simple average of the daily VWAP of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date, which could result in significant dilution to our stockholders.

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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 62% of the voting power of our common stock, as of November 4, 2021), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
Some provisions of our governing documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
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

NantHealth, Inc.

(Registrant)

Date:	November 5, 2021	By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 5, 2021	By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)