Form 10-K
period 2021-12-31
NantHealth, Inc.
filed 2022-02-25
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

    ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
    ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-37792

NantHealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware		27-3019889
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
3000 RDU Center Drive, Suite 200		27500
Morrisville,	North Carolina	(Zip Code)
(Address of principal executive offices)
(855) 949-6268
Registrant’s telephone number, including area code
____________________________________________________________________
9920 Jefferson Blvd.
Culver City, California 90232
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2021, based on a closing price $2.32 per share of common stock on the NASDAQ Global Select Market was approximately $99.0 million.

The number of shares of Registrant’s common stock, $0.0001 par value per share, outstanding as of February 24, 2022 was 115,520,244.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2022 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2021.

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
◦physician, payer and pharmaceutical business needs for clinical decision support, payer/provider collaboration and data analytics solutions and any perceived advantage of our solutions over those of our competitors, including the ability of our platforms to help physicians treat their patients;
◦our ability to increase the commercial success and to accelerate commercial growth of our clinical decision support, payer/provider collaboration, network monitoring and management, and data analytics solutions and our other products and services;
◦our plans or ability to develop, implement and commercialize a cloud/SaaS-based version of our network monitoring and management solutions;
◦our ability to effectively implement, offer and manage delegated entity services to health plans in a compliant and timely manner in connection with our decision support solutions;
◦our ability to effectively manage our growth, including the rate and degree of market acceptance of our solutions;
◦our ability to offer new and innovative products and services, including new features and functionality for our existing products and services;
◦our ability to attract new partners and customers and our ability to retain or renew contracts with partners and customers;
◦our ability to estimate the size of our target market;
◦our ability to maintain and enhance our reputation and brand recognition;
◦consolidation in the healthcare industry;
◦competition which could limit our ability to maintain or expand market share within our industry;
◦restrictions and penalties as a result of privacy and data protection laws;
◦our use of “open source” software;
◦our ability to use, disclose, de-identify or license data and to integrate third-party technologies;
◦data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;
◦breaches or failures of our security measures;
◦our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;
◦risks related to future acquisition opportunities;
◦the requirements of being a public company;
◦our ability to attract and retain key personnel;
◦our ability to obtain and maintain intellectual property protection for our solutions and not infringe upon the intellectual property of others;
◦our financial performance expectations, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability; and
◦our expectations regarding our ability to comply with Nasdaq continued listing standards.

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

NantHealth, Inc.
Form 10-K
For the year ended December 31, 2021

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as NaviNet, Eviti, NaviNet Open, Eviti | Connect, OpenNMS, Quadris and other marks relating to our product lines are used in this Annual Report on Form 10-K. Solely for convenience, the trademarks and service marks referred to in this Annual Report on Form 10-K are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

NantHealth’s product portfolio comprises the latest technology in payer/provider collaboration platforms for real-time coverage decision support (Eviti and NaviNet) and data solutions that include multi-data analysis, reporting and professional services offerings (Quadris). In addition, The OpenNMS Group, Inc. ("OpenNMS"), a NantHealth subsidiary, helps businesses monitor and manage network health and performance. Altogether, we generally derive revenue from software as a service ("SaaS') subscription fees, support services, professional services, and revenue sharing through collaborations with complementary businesses.

We believe we are uniquely positioned to benefit from multiple significant market opportunities as healthcare providers and payers transition from fee-for-service to value-based reimbursement models. They need solutions that increase operational efficiency, manage costs, improve care collaboration and accelerate their pursuit of evidence-based clinical practice. We also believe that our core business lines enable opportunities to create data analytics services and assets which further drive value and efficiency for our customers. We are investing to further integrate big data and automated intelligence technologies within our core business lines and to create new product and service offerings.

On July 22, 2020, NantHealth entered into an assignment agreement with Cambridge Equities, L.P. ("Cambridge") to acquire approximately 91% of OpenNMS. In August 2021, NantHealth purchased the remaining 9% of outstanding OpenNMS common stock that it previously did not purchase on July 22, 2020. The acquisition of OpenNMS, an enterprise-grade open-source network monitoring company, expands and diversifies NantHealth’s software portfolio and service offerings, adding AI technologies, and enhancing cloud and SaaS capabilities. We believe OpenNMS will provide NantHealth customers with a new set of services to maintain reliable network connections for critical data flows that enable patient data collaboration and decision making at the point of care. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

We Are Uniquely Positioned to Address Transformative Shifts across the Healthcare Continuum

The shift to digital transformation. The proliferation of data is well-known across all industries, and this is particularly true in healthcare. Every medical device, network and platform is creating and consuming data at a staggering rate. We believe this presents both a challenge and an opportunity. The abundance of data makes it overwhelming to manage, and an even greater challenge is to extract business value embedded in data. Turning data into something businesses can use to their advantage can be a complex, manual task, and the time, effort and energy required can zero out the benefits. If businesses are unable to extract meaning, then data continues to accumulate, becoming a hindrance to business efficiency and effectiveness. It is precisely because it is challenging to make data actionable, that it becomes an opportunity for businesses to build competitive advantage.

We believe we possess six key capabilities needed to help our customers unlock the value that resides in their data to deliver the right care at the right time and place. NantHealth has the ability to: 1) move data efficiently, 2) interpret it accurately, 3) visualize it intuitively while keeping the data 4) safe, 5) secure and 6) scalable. That is what we do at NantHealth. We provide enterprise solutions that help businesses transform complex data into actionable insights. These capabilities are delivered through a comprehensive suite of products and services unique to NantHealth. In addition to the acquisition of OpenNMS, which added network monitoring to our solutions catalog, we are expanding our data science capabilities and AI competencies to drive further innovation across our existing product lines and to explore new product and service offerings in the data analytics field.

The shift to value-based care and evidence-based medicine. The efficiency and effectiveness of the current healthcare system is often hindered by the complex, dynamic interplay of three uncoordinated and segregated domains: the knowledge domain, the care delivery domain, and the payer domain. The disparate nature of these domains, and their often-inconsistent incentives and conflicting priorities, can inhibit interoperability and coordination. We believe three simultaneous, transformative shifts are highlighting these critical deficiencies of the current healthcare environment:

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

2.The rise of evidence-based care to ensure patients receive the most effective care at the most appropriate cost. As drug prices soar and the overall expense of cancer and autoimmune care increases, unnecessary or inappropriate therapy has never been more costly. We believe leveraging the ever-evolving body of evidence-based standards of care can drive better and more efficient outcomes for members. Evidence-based care eliminates unwarranted variability by applying nationally accepted treatment standards at the moment of clinical prescribing, ensuring that compliance takes place at the front-end of care as opposed to the back-end review after treatment has begun. Evidence-based treatment that offers the best-expected outcome at a better cost than a competing therapy also supports the transformative shift to value-based care that benefits all parties.

3.Growing focus on health equity and the personalized care path members and patients need. Recent events, including the disproportionate impact of COVID-19 on communities of color, have raised awareness of the healthcare industry’s need to move towards a care delivery system that views members holistically. For example, we understand a cancer patient’s journey may be impacted by factors outside of the care system, like socioeconomic status – the neighborhoods and environments in which they work and live, and barriers such as internet, transportation, and healthy food availability. Access to information and social trust of patients differ, and those differences are too often put aside in the current standard of care thinking.

We believe these shifts, and the associated challenges, require advanced technology systems and data expertise that our customers cannot quickly and easily develop on their own. Our unique portfolio of technology solutions allows us to collect, interpret and deliver data insights that help our customers improve their businesses, provide decision support with a comprehensive knowledge base of evidence-based treatment options, and help both payers and providers effectively transition to value-based care. Given the magnitude of these shifts and the difficulty involved in addressing the associated challenges, we believe our solution platforms serve to position NantHealth at the forefront of multiple market opportunities. We have invested significant capital, software development, data and healthcare expertise over a decade to develop, acquire and integrate the components that we believe address many of the challenges faced by stakeholders across the continuum of care.
Our Strategy
Our goal is to become the leading provider of solutions that enable enterprises to leverage actionable data insights. In the healthcare space, we seek to facilitate payer and provider collaboration, and to leverage clinical data and knowledge towards delivering improved patient outcomes and more effective treatment decisions for critical illnesses. To accomplish this goal, we plan to deploy NantHealth solutions designed to address and accelerate the transformational shifts occurring in healthcare (empowering the extraction of value from the growing abundance of data and supporting the evolution from traditional fee-for-service to value-based models), while also expanding our network monitoring solution capabilities to support the underlying infrastructure necessary to enable transformational shifts in healthcare and other industries. The key elements of our strategy include:

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

•Growing the market for open source-based network monitoring services across industries and across sites of care within the health care sector. We are working to grow the on-premise install base for the OpenNMS network monitoring platform and expand sales of OpenNMS maintenance, support and professional service offerings. We are also expanding the OpenNMS service suite to include SaaS based monitoring services and easier to manage “no-touch” remote appliance services (including home-based devices).

•Developing new features and functionality for NantHealth solutions. We are continuing to make significant R&D investments to create new features and functionality within NantHealth’s solutions. For example, we are exploring the expansion of our Eviti decision support product line to cover additional diseases and chronic conditions and are furthering the integration of artificial intelligence/machine learning (AI/ML)-based analytics into our network monitoring solutions to provide insights into alarm/event correlation, anomaly detection, and root cause analysis (RCA). We are also continuing the development of data analytics capabilities and assets so that we can expand the products and services offered to our healthcare customers and partners.

•Complementing internal growth with strategic acquisitions. We believe opportunities exist for us to enhance our competitive position by acquiring additional companies with complementary products and technologies and/or acquiring rights to proprietary products or technologies from third parties.
Our Industry
Today, the explosion in the quantity, frequency and complexity of data and the ability to measure data in terms of outcomes relative to cost, demands mature, specialized software platforms, and expertise to address transformative shifts and challenges.
Every device, network and platform is creating and consuming data at a staggering rate, making it overwhelming to manage, and extract business value embedded in the data.

Nearly 100% of C-level executives surveyed by PricewaterhouseCoopers said they see data on customers as “critical or important” to getting an edge on competitors in the years ahead. Businesses must learn how to uncover actionable insights hidden in their data, or risk being left behind. But turning bits and bytes of data into something businesses can use to their advantage can be a complex, manual task that involves the ability to:

•Connect systems
•Normalize data
•Interpret outputs
•Make it actionable

Developing the capabilities needed for businesses to undertake the challenge of managing, analyzing, and interpreting data is difficult. Those able to tap the insights hidden within their data and make it actionable for their employees, stakeholders and customers will unearth a new source of value and differentiation.
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
Despite a clear need, the design and implementation of next-generation interoperable systems has been limited due to reliance on legacy, site-specific, fee-for-service technology systems and infrastructure. Since the passage of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act in 2009, providers and payers have made significant investments in EHRs, and other technologies meant to enable the transition to value-based care. Despite extensive investment and coordination, the introduction of value-based models has been limited due to the shortcomings of legacy, proprietary systems and the reliance on unstructured data that hinders interoperability and cannot be sufficiently shared or manipulated to produce actionable findings. Value-based models require collection and analysis of longitudinal treatment, outcomes and financial data at the patient level, regardless of treatment site. Critically, these systems must also securely safeguard patient data in compliance with stringent Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other privacy regulations. We believe that there is a significant need for interoperability platforms that dynamically access, normalize, integrate and update information from disparate sources across the healthcare continuum in real time. Secure interoperability platforms can allow for more comprehensive solutions development that proactively connect, deliver business and clinical intelligence and enable enhanced provider and patient engagement.

Managing massive volumes of data requires specialized infrastructure, and making data meaningful and actionable requires it to be processed by advanced systems operating in scalable and reliable environments.
The network monitoring market is moving away from corporate managed, on-premise solutions towards hybrid and cloud solutions with a focus on platform services expansion and AI/ML-based analytics to provide intelligent alarm/event management.

Key trends include:
•Expansion of the network edge to include internet of things components and the migration of the network core to the cloud requires that network performance monitoring and diagnostics tools provide visibility in hybrid environments, including edge and cloud network monitoring.
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
•Increasing focus on AI/ML advanced analytics to support artificial intelligence for IT operations ("AIOps") (e.g., for anomaly detection and event correlation and RCA).
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

Proliferation of Data: Over 44T gigabytes of data have been amassed by companies as of 2020, with a projected 581% increase in new data by 2025. Given the challenges and specialized capabilities required to manage, analyze, and derive insights from the vast amounts of data, we believe we are uniquely positioned to address this market need.
Cost of Cancer Care: Recent statistics show that 39.5% of Americans will be diagnosed with cancer at some point in their lives, resulting in an estimated cost of $246 billion by 2030. As the cost of cancer care continues to grow, there will be an ongoing need to balance cost efficiency with improved outcomes. Our evidence-based decision support solutions can help providers and payers better manage oncology care for the patients and members they serve.

Transition to Digital: Reports show that medical communications are still reliant on faxes, phone calls, emails and other manual channels. Recent research suggests that around 70% of health-care organizations still use faxes. Our payer/provider collaboration platforms can significantly improve the efficient, accurate and timely exchange of information.

Management of Complex Networks: Today's enterprise requires insights and analytics regarding network performance and availability in order to maintain uptime across multiple environments, geographies and devices.

Focus on Security: Government buyers continue to have a very strong interest in products incorporating zero trust network access due to the executive order on improving the nation’s cybersecurity. In the private sector, interest in zero trust grew more than 230% in 2020. To meet this need, OpenNMS is adopting zero trust architecture principles for its suite of products.

Open Platform: Due to the rapid pace of innovation and the changing nature of enterprise networks due to the pandemic, buyers are looking to leverage technologies and technology platforms that are open and extensible. This allows them to plan and respond to the increasing number of changes and additional complexities of their environments. As an extensible and open network monitoring platform, OpenNMS offers a highly scalable solution that can be incorporated into existing technical architecture.

We believe the potential addressable market for our solutions will continue to grow in relation to the market-share gains of value-based models, the continuing transition to digital only clinical communications and collaboration and the adoption of precision medicine.
NantHealth Solutions
Our NantHealth solutions comprise a highly differentiated, integrated model for the application of data insights and the delivery of healthcare, comprised of our unique software-as-a-service platforms, data management, analysis and interpretation solutions and network monitoring solutions., enabling value-based care and evidence-based clinical practice. Our platforms and our multi-domain solutions are designed to address some of the most pressing cross-domain challenges across the healthcare continuum. Our solutions are single-domain and cross-domain offerings that can be utilized, for example, by a provider organization or hospital system and a commercial insurance provider in an Accountable Care Organization, ("ACO"), crossing multiple domains. We believe our unique systems-based approach positions us as a next-generation intermediary and partner that facilitates payment for value, improved patient outcomes and more efficient communication and collaboration among systems and industry participants.

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

•Provider Solutions. Our provider SaaS solutions, comprised of NaviNet AllPayer and Eviti Advisor, leverage the data available on our systems infrastructure to enable patient-centered engagement and coordination across care locations. These solutions include clinical and administrative workflows, including eligibility and benefits, claims, referrals and authorizations management solutions.

•Network Management Solutions. Our OpenNMS service offerings provide a reliable, scalable, comprehensive fault, performance, and traffic monitoring solution that easily integrates with core business applications and workflows to monitor and visualize everything in the network. The OpenNMS open-source platform monitors some of the largest networks in the Fortune 500, covering the healthcare, technology, energy, finance, government, education, retail and industrial sectors, including many with tens of thousands of networked devices.

•Data Solutions (Quadris). Our data product and service offerings enable customers to leverage real-world data, AI/ML to optimize commercial spend, demonstrate ongoing safety and value, improve clinical development, speed drug delivery.

We designed our NantHealth solutions to enable providers, payers, and pharma and self-insured employers to overcome challenges encountered across the knowledge, care delivery, and payer domains within the healthcare continuum.
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

Eviti provides value to our customers through its access to over 8,900 federally-registered clinical trials updated weekly and over 4,500 evidence-based treatment regimens for the treatment of cancer arising from over 40 different anatomical locations. Over the past ten years, Eviti has saved health plan customers several hundred million dollars by directing providers to evidence-based protocols at the point of prescribing. Unique to the care delivery domain, physicians also benefit from improved claim processing by using the Eviti Connect product, which issues a pre-authorization “Eviti code” when the physician chooses an approved evidence-based clinical pathway, thereby validating appropriate treatment and pre-adjudicating the claim. This is an important step in that payers and providers are collaborating on high-value, evidence-based clinical pathways as opposed to non-value-added reimbursements and denials of payments. Eviti Connect is typically sold to health plans on a per member (or life) per month basis. These health plans sponsor the solution and provide Eviti free of charge to oncologists and their staffs.

As Eviti evolves, we expect to expand the platform’s capacity beyond regimen decisions to help providers and payors deliver the right care, in the right time and in the right place across the cancer patient's entire life cycle of care. In addition, we have already expanded the Eviti platform to another disease state, autoimmune. As one pharmacy benefit manager ("PBM") studied data on its 15 million commercially insured members in 2019 and 2020, it found that fewer than 1% of members had an inflammatory autoimmune condition such as psoriasis, rheumatoid arthritis, ulcerative colitis or Crohn's disease. However, drugs treating these conditions accounted for nearly 20% of drug spend in the medical and pharmacy benefit. (source: Drugs for autoimmune disorders account for a growing part of pharmacy spend: Prime Therapeutics | FierceHealthcare).

NantHealth has achieved delegated entity licensure/certification for utilization management in 10 states, enabling the expansion of Eviti Connect to include fully delegated services in these jurisdictions and others that do not require special licensure. Offering this service helps our payer customers reduce operational costs and increase efficiency by centralizing activities related to utilization management reviews and communications. We will continue to pursue delegated entity status in additional states as we expand the value Eviti brings to our customers.

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

NaviNet Open
NaviNet Open is a leading payer-provider collaboration platform, enhancing communication between health plans and providers to increase operating efficiency, lower costs, improve provider satisfaction and enable expansion. As organizations develop more value-based product lines to support the transition to value-based care, provider alignment and actionable data prior to care delivery becomes critical. To enable these capabilities, health plans and providers need a flexible, extensible infrastructure that fosters collaboration and encourages interoperability. NaviNet Open delivers vital administrative and clinical information to providers in real-time, so they can quickly and easily communicate across multiple health plans. As of December 31, 2021, NaviNet Open has over 375,000 registered users who performed more than 33 million online interactions per month with over 1,000 health plans.

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

•Eligibility and Benefits: Delivers membership verification, insurance coverage, and payment information, such as co-payments, deductibles, and benefit intelligence to provider offices in real-time; information that is highly valued by providers and members alike. Provider offices can verify insurance and benefit coverage at the time of a patient visit or as part of the billing cycle.

•Claims Status Inquiry: Permits provider offices access to detailed financial and claim status information in real-time; automating the delivery of claim receipt confirmation, adjudication status, and payment details. This eliminates the need for provider offices to call health plans directly to maintain a healthy revenue cycle and improves provider satisfaction.

•Claims Management: A collection of powerful claim applications that consist of Claim Submission, pre- and post-adjudication Corrections and Adjustments, Claim Attachments, Claim Investigation, Claim Appeals and a multi-payer Claims Log where users manage their claim submissions. Our integrated Claims Management solution simplifies payment efforts by eliminating phone calls, costly paper claims, and other manual processes associated with claims follow-up, correction, and resubmission. Providers now gain access to a powerful set of claim tools, augmenting provider systems with self-service access, or without needing a sophisticated EHR or practice management system at all.

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
NaviNet AllPayer

NaviNet AllPayer provides standard eligibility, benefit, and claim status information to provider offices for over 1,000 commercial and government plans and Centers for Medicare and Medicaid Services ("CMS") for Medicare beneficiaries through the NaviNet portal. Building on the rich, multi-payer experience of NaviNet Open, NaviNet AllPayer allows provider offices, and payer Coordination of Benefits ('COB") and Payment Integrity teams, to quickly find the information they need, without having to jump between portals or spend unnecessary time on the phone with health plans.

OpenNMS

OpenNMS is an open-source network monitoring solution for enterprise-grade networks. It empowers businesses to monitor, manage, maintain, and visualize their networks to better understand health and performance for faster remediation. OpenNMS solutions monitor system alerts and events and other key performance indicators in IT infrastructure. Advanced network traffic flows and routing analysis capability ensures critical data flows at scale. OpenNMS users include some of the largest networks in existence, covering the healthcare, technology, energy, finance, government, education, retail and industrial sectors, many with tens of thousands of networked devices.

OpenNMS solutions are delivered as two different, completely open-source distributions: Horizon and Meridian. Both distributions are built from the same open source code base; however, the release cycle and the support options available vary for each:

•Horizon (Community): Horizon is freely available to download and follows the “release early, release often” model. OpenNMS Horizon contains the newest features that are developed for the platform and updated on a rapid release schedule.

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

The following are some of the key features that provide scalability and analytics capability into the OpenNMS platform:

•Architecture for Learning Enabled Correlation (ALEC) is our AI/ML-based analytics solution that provides insights into alarm/event correlation, anomaly detection, and RCA.
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

Quadris

NantHealth’s Quadris is a comprehensive analytics and insights service that will leverage both enriched and optimized real-world data, automated surveillance and research collaboration tools. The solution/service will include a configurable user experience enabling a range of intuitive, market specific insights such as commercial spend, longitudinal patient journey analysis and improved clinical development efficiency. Quadris insights are informed by data and analytics optimized by proprietary machine learning, natural language processing and AI methods.

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
Due to the sensitive nature of our customers’ data, we have a heightened focus on data security and protection. We have implemented healthcare IT industry-standard processes, policies and tools through all levels of our software development and network administration, including regularly scheduled vulnerability scanning and third-party penetration testing to reduce the risk of vulnerabilities in our system.

Our Eviti clinical decision support platform achieved initial full URAC accreditation in Health Utilization Management ("HUM"), during September 2010 and subsequently re-accredited every three years – the most recent during August 2019 for another three-year period.

Our NaviNet platform has been accredited under the Health Network Accreditation Program of the Electronic Healthcare Network Accreditation Commission since 2006 and the accreditation is valid until November 2022. NaviNet has been HITRUST certified since December 2021 and this certification is valid until December 2023.

Our Relationship with Allscripts

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

Concurrent with the sale to Allscripts and as contemplated by the asset purchase agreement, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, we committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement. We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of December 31, 2021, we estimate the total liability to be $35.7 million.

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

Our total revenue was $62.6 million and $73.2 million in 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, there were two and four customers, respectively, each accounting for more than 10% of our revenue.

Sales and Marketing

Our sales organization is primarily comprised of direct sales executives and pre-sales support teams organized by account type and domain and subject matter expertise. We also leverage strategic reseller arrangements and a channel relationship coverage team.

•Direct sales organization: We leverage domain and subject matter expertise, market credibility, thought leadership, and relationships of our executives, senior management, and product leaders in our sales efforts. Our direct sales organization is by product ownership. These direct coverage teams include both sales professionals searching for new accounts and customer engagement sales professionals responsible for developing existing accounts. Furthermore, sales professionals have unique expertise and specialized coverage for health plans, self-insured employers, health systems, and individual providers. Our account management organization is responsible for the continuity of current customer relationships and the expansion of those relationships to include additional solutions and services.

We have a pre-sales organization that includes clinical, business and technical customer alignment teams to support our sales organization in addition to executive sponsorship with members of our senior management team.

•Resale and channel partnership: In the United States, we have entered into strategic resale arrangements with major partners, including EHR vendors (including Allscripts), in-hospital medical devices manufacturers and health plans who resell our solutions to their customer base. Internationally, we have entered into resale arrangements with other strategic distributors to accelerate our market adoption. Reseller revenue in 2021 and 2020 was $1.0 million and $2.9 million, respectively. OpenNMS’ partnerships extend globally. These are a mixture of Value-added resellers (VARs) and original equipment manufacturers (OEMs). These strategic relationships allow OpenNMS capabilities to be integrated with other propositions as we look to grow market share.

We also maintain business relationships with individuals and organizations that promote or support our sales or services. We refer to these individuals and organizations as our channel partners. These channel partners generally do not make sales directly like our resale partners, but instead provide us with leads that we use to develop new business through our direct sales force. These relationships enable access to broader hospital and physician customers, leading software solutions and multiple cross-selling opportunities.

We complement our sales efforts with a marketing organization that plans and execute marketing and communication strategies that are centered on initiatives that drive awareness of our company and solutions. These initiatives include educating the market about our company broadly, as well as solutions-specific campaigns for lead generation. Marketing efforts also include participation in speaking engagements and strategic interfacing with key business and trade media personnel. We employ a broad array of specific events to facilitate these initiatives, including, but not limited to, sponsorship and partnership of key industry conferences such as the Healthcare Information and Management Systems Society ("HIMSS") and/or America's Health Insurance Plan ("AHIP") events and customer-focused programs such as key partner user groups.
Our sales cycle can vary significantly and typically ranges from 6 months to 18 months from initial contact to contract execution. The sales cycle significantly differs based on the domain, type of solution and size of the customer. Implementation, training and professional services are normally rendered based on a mutually agreed upon timetable.
Competition
The competitive landscape is highly fragmented, and to our knowledge, no single competitor currently offers similarly diverse capabilities and solution offerings. As a result, our primary competitors are characterized relative to each of our platforms or solutions:
•Payer-provider collaboration vendors, such as Availity, LLC, Change Healthcare, Inc., Experian Information Solutions, Inc. (including its Experian Health/Passport division), Zipari (formerly Healthx, Inc.), Cohere Health, and Health Trio, LLC;
•Payer-Provider Disease Treatment Decision Support vendors, including The Advisory Board Company, Evolent Health, eviCore Healthcare, HealthCatalyst, Inc., International Business Machines Corporation, or IBM, Inovalon Holdings, Inc., NCH Management Systems, Inc. (dba New Century Health), OncoHealth Oncology Analytics, Inc., and Truven Health Analytics (acquired by IBM).
•Network monitoring vendors, including Zabbix, LLC, LogicMonitor, Inc., SolarWinds Worldwide, LLC, SevOne, Splunk and Datadog, Inc.

The principal competitive factors in our industry include:
•Breadth and depth of application functionality;
•Ease of use and performance;
•Network strength and level of user adoption;
•Customer testimonials and recommendations;
•Breadth of customer base;
•Cloud-based delivery model;
•Competitive and understandable pricing;
•Ability to deliver actionable information in a relevant time period;
•Ability to demonstrate customer’s ROI and improvements to clinical outcomes;
•Size and scope of payer clinical policy knowledge;
•Sales and marketing capabilities of vendor;
•Financial stability of vendor;
•Ability to integrate with legacy enterprise infrastructures and third-party applications; and
•Ability to innovate and respond rapidly to customer needs and regulatory changes.

We believe we will compete favorably despite competing against a broad, diverse set of businesses and with increasing competition as other established and emerging companies enter our industry, customer requirements evolve, and new products and technologies are introduced. Moreover, some of our actual and potential competitors have certain advantages over us, such as greater financial, technical, marketing, research and development and other resources, stronger brand and business user recognition, larger installed customer bases, larger intellectual property portfolios and broader global distribution and presence.
Research and Development
Our research and development efforts consist primarily of new product research and development, significant product improvements, the development of our knowledge base, the development of our online tools, such as our online portal and mobile applications, and the improvement and augmentation of our data and analytics infrastructure.
Our ability to compete and attract new customers depends, in large part, on our continuous commitment to rapidly introduce new applications, technologies, features, and functionality. Our research and development team is responsible for the design and development of our applications and software tools. We follow state-of-the-art practices in software development using modern programming languages, data storage systems, and other tools.
Research and development expenses were $19.7 million and $17.3 million for the years ended December 31, 2021 and 2020, respectively.

We expect that our overall research and development expenses will increase in absolute dollars as we continue to innovate our informational technology capabilities, develop additional products, and expand our data management resources.
Intellectual Property
We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including through a combination of patents, trade secrets, copyrights and trademarks, whether developed internally or acquired from third parties. Further, our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

We have processes for protecting our intellectual property rights. Our policy is to seek to protect our proprietary position by, among other methods, filing patent and trademark applications and requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements. We control access to software, documentation and other proprietary information that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology, continuing innovation, and acquisition and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of and healthcare technology products and services.

We have developed and acquired patents and patent applications and we possess substantial know-how, copyrights and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of December 31, 2021, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) twenty (20) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) eighteen (18) pending U.S. utility patent applications; (iii) eighteen (18) issued patents outside the United States; and (iv) three (3) patent applications pending in jurisdictions outside the United States. Five (5) of these assets are jointly owned. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products.

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

We may also rely on trade secrets and copyrights to protect our technology. However, trade secrets and copyrights are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information and proprietary rights agreements with those who develop our technology, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our applications. Policing unauthorized use of our technology and intellectual property rights is difficult, and protection of our rights through civil enforcement mechanisms may be expensive and time consuming.

Companies in our industry often own a number of patents, copyrights, trademarks, and trade secrets, and enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. We may face allegations in the future that we have infringed the patents, trademarks, copyrights, trade secrets, and other intellectual property rights of others. We expect that we and others in our industry will continue to be subject to third-party infringement claims as the functionality of applications in different industry segments overlaps. A third party might make a claim of infringement against us at any time.

For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section captioned “Risk Factors-Risks Related to Intellectual Property.”
Human Capital and Culture
Our key human capital management objectives are focused on attracting, retaining, and developing the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit, and recognition programs; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; engage employees as brand ambassadors of our products and services; and evolve and invest in technology, tools, and resources to enable employees at work.
We view our employees and company culture as integral to the successful execution of our vision and mission. As a result, our leadership team prioritizes establishing trusting relationships with our customers, our partners, and each other. We encourage our employees to “rise up” to the challenge and believe that this collective mindset has enabled us to attract and retain some of the best minds in technology, bioscience and healthcare to build and advance our offering. Our core values, which we seek to reflect in our work are:
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

As of December 31, 2021, we employed a total of 340 employees in the United States, Canada, and the United Kingdom. Our global workforce is comprised of approximately 96% full-time and 4% part-time employees. Employee engagement and retention are core tenets of our leadership focus and are monitored and measured as gauges of our corporate performance and organizational health.
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
As a digital health company, our operations are subject to comprehensive United States federal, state and local and international regulation in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses, permits, certifications, or other regulatory authorizations and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. There has been heightened governmental scrutiny over healthcare costs and healthcare fraud and abuse in the digital health, telehealth and telemedicine space, including recent notable enforcement actions involving electronic healthcare records service providers. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that impacts our operations.

In response to the COVID-19 pandemic, state and federal regulatory authorities have temporarily loosened or waived certain regulatory requirements in order to increase the availability of telehealth services for the duration of the COVID-19 public health emergency. For example, many state governors issued executive orders permitting physicians and other health care professionals to practice in their state without any additional licensure or by using a temporary, expedited or abbreviated licensure or registration process so long as they hold a valid license in another state. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond this public health emergency period. A return to the status quo could have a materially negative impact on any commercial agreements we have entered into during 2021 or any time before the termination of the COVID-19 public health emergency. For example, we may be required to change our operations or terminate certain services when the government reinstates certain healthcare regulatory requirements or restrictions that were in place before the COVID-19 public health emergency, including certain restrictions on the reimbursement of telehealth visits to Medicare beneficiaries and state licensure requirements for healthcare professionals who practice medicine across state lines.
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
Additionally, entities that perform prior authorization and utilization management functions as a delegated entity are subject to additional federal and state requirements, directly and indirectly, including, but not limited to, credentialing, accreditation or licensing requirements and standards (such as requirements of the National Committee for Quality Assurance), state prior authorization laws, Medicare and Medicaid regulations, manuals and policies, and other federal and state laws and standards related to delegation, prior authorization, and utilization management. Health plans and other healthcare organizations that contract with delegated entities typically flow down extensive federal and state requirements to delegated entities, which can increase the cost of operations and exposure to potential liabilities for such delegated entities. Delegated entities are also subject to audits and oversight by healthcare plans as well as federal and state regulatory authorities. To the extent federal and state government programs or regulatory authorities change current laws, regulations or policies, or the prior authorization process and related requirements, such changes could impact our business operations. Complying with new regulatory requirements or changes to current regulations could be time-intensive and expensive, resulting in a material adverse effect on our business.
If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, we may lose regulatory licensure or authorization for our products and services, be exposed to contractual liabilities, and we may not achieve or sustain profitability. Efforts to ensure compliance with applicable healthcare laws and regulations can involve substantial costs. Violations of healthcare laws can result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations.

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
Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted several legislative and regulatory proposals designed to change the healthcare system in ways that could affect our business. In the United States, there is significant interest in promoting changes in the health care system with the stated goal of containing healthcare costs, improving quality or expanding access. For example, the Affordable Care Act ("ACA") contains certain measures that may be significant for our business. The ACA includes, among other things, provisions regarding initiatives to revise Medicare payment methodologies; the coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures; and initiatives to promote quality indicators in payment methodologies.

There have been other health reform measures taken since the enactment of the ACA. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Beginning April 1, 2013, Medicare payments to providers were reduced by 2% under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Furthermore, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations for the government to recover overpayments to providers from three years to five years.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs.The healthcare industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We face uncertainties that might result from legislative, executive, and administrative actions and future healthcare measures and agency rules implemented by at the federal and state levels. Any changes to the ACA or implementation of cost containment measures or other healthcare reforms are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations, or may prevent us from being able to generate revenue or attain profitability. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Other Regulatory Requirements

To the extent we develop any products that implicate environmental, hazardous substances or emissions or other occupational safety laws, we may be subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, emission, effluent discharge, handling and disposal of certain hazardous and potentially hazardous substances used in connection with our operations.

Backlog

We have no material backlog of orders.

Geographic and Segment Information

During 2021, substantially all of our long-lived assets were located within the United States, Canada, and the United Kingdom.

Revenues from international markets were approximately 1% and 1% of our consolidated revenue for 2021 and 2020, respectively.

We operate in one segment. The Company has one business activity and does not segregate its business for internal reporting. Accordingly, management has determined that the Company operates in one reportable segment.

Seasonality

Our revenues are not seasonal in nature.

Corporate Information

We were founded in 2010 as a Delaware limited liability company under the name “About Advanced Health, LLC.” In 2011, our affiliates NantWorks, LLC, or NantWorks, and California Capital Equity, LLC, or Cal Cap, purchased certain assets from Abraxis Bioscience, LLC, which were subsequently contributed to us. We subsequently changed our name to “All About Advanced Health, LLC,” and then to “Nant Health, LLC.” On June 1, 2016, in connection with our initial public offering, we converted from a limited liability company into a Delaware corporation and changed our name from Nant Health, LLC to NantHealth, Inc., which we refer to as the “LLC Conversion.” In conjunction with the LLC Conversion, (a) all of our outstanding units were automatically converted into shares of our common stock, based on the relative rights of our pre-IPO equity holders as set forth in the Nant Health, LLC limited liability company agreement, or the LLC Agreement, and (b) we adopted and filed a certificate of incorporation with the Secretary of State of the State of Delaware and adopted bylaws. Our principal executive offices are located at 3000 RDU Center, Suite 200, Morrisville, North Carolina 27500 and our telephone number is (855) 949-6268. Our corporate website address is www.nanthealth.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://ir.nanthealth.com/.

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
•The data and information that we provide to our customers and their constituents, could be inaccurate or incomplete, which could harm both patients and our business, financial condition and results of operations.
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

Risks related to our relationships with other companies:

•We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service which could damage our reputation, harm our ability to attract and maintain customers and decrease our revenue.
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
Risks related to government regulation
•The healthcare industry is highly regulated, and thus, we are subject to several laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, results of operations and financial condition.
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
Risks related to our common stock:
•Dr. Soon-Shiong. our Chairman and Chief Executive Officer and our principal stockholder, and entities affiliated with him, collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.
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

Based on the above factors, it may take longer than we expect, or we may never be able, to fully integrate our system as planned. If our integration efforts are not successful, we may not be able to attract new customers and to expand our offerings to existing customers.
The success of NantHealth solutions is dependent upon the robustness of the information we and others input into our platforms and systems to achieve maximum network effects, and if we are unable to amass and input the requisite data to achieve these effects, our business will be adversely affected.
NantHealth solutions become more valuable as more accurate and clinically relevant information is integrated into them, and our ultimate outputs and recommendations to a patient, provider or payer are therefore highly dependent on the information that is input into our platforms and systems. As a result, we need to consistently and continuously have access to and integrate the most medically relevant and cutting-edge clinical data and research studies with patient-specific data. Further, to have access to certain other data points, we rely in part on third parties to supply or in some instances to generate more data to be integrated into NantHealth solutions. These third parties may never develop data interfaces or applications compatible with our software solutions or may develop them at a slower rate than our ability to address shifts in healthcare. In addition, if such third-party solutions are not produced to specification, are produced in accordance with modified specifications, or are defective, they may not be compatible with our systems. In such case, the reliability and performance of our products may be compromised. To the extent we are unable to amass sufficient data, keep an inflow of current and continuous data or integrate and access the data we currently have to continue to populate NantHealth solutions, the network effects we expect will not be fully realized and our business may be adversely affected.
We may be unable to appropriately allocate our financial and human resources across our broad array of product and service offerings.
We have a broad array of product and service offerings. Our management team is responsible for allocating resources across these products and services and may forego or delay pursuit of opportunities with certain products or services that later prove to have greater commercial potential. In July 2020, we acquired The OpenNMS Group, Inc. ("OpenNMS"), expanding our collective offerings to include networking monitoring solutions. These and other resource allocation decisions may cause us to fail to capitalize on attractive products or services or market opportunities. Our spending on current and future research and development programs and future products or services may not yield commercially viable products or services or may fail to optimize the anticipated network effects of NantHealth solutions. If our management team is unable to appropriately prioritize the allocation of our resources among our broad range of products and services in an efficient manner, our business may be adversely affected.
Risks related to our financial condition and capital requirements
We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We were organized as a limited liability company in Delaware and began operations in 2010. In June 2016, we converted to a Delaware corporation. Additionally, our business has operated as part of the larger NantWorks, LLC ("NantWorks") group of affiliated companies. Our limited independent operating history, particularly in light of the increasingly complex and rapidly evolving healthcare and technology markets in which we operate, may make it difficult to evaluate our current business and predict our future performance. In addition, we have acquired numerous companies or businesses over the past five years, including certain assets of NaviNet, NantHealth Labs, and most recently OpenNMS. In addition, in August 2017, we sold our provider/patient engagement solutions business to Allscripts and in February 2020, we sold assets relating to our connected care business to Masimo. We have had limited experience operating these businesses as a whole and as such, it may be difficult to evaluate our current business and predict our future operating performance. In light of the foregoing, any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these challenges successfully, our business results will suffer.

We have a history of significant losses, which we expect to continue, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $58.5 million and $56.4 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $1.1 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our customer base and develop our product and service offerings, including (i) expansion of the features and capabilities of our NaviNet and Eviti product lines and (ii) expanding the OpenNMS solutions through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
•our ability to achieve interoperability across all of our acquired businesses, technologies and service offerings to deliver networking effects to our customers;
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
We believe our future success will depend in large part on establishing and growing a market for our systems infrastructure and that our solutions and systems are able to provide operational intelligence, particularly designed to collect and index machine data. Our systems infrastructure and software solutions are designed to address interoperability challenges across the healthcare continuum. They integrate big data with real time resources and, for some functions and features apply machine learning algorithms to inform and optimize treatment decisions. In order to grow our business, we intend to expand the functionality of our offerings to increase acceptance and use by the broader market. In particular, our Eviti and NaviNet systems infrastructure and software solutions are targeted at those in the healthcare continuum that are transitioning from fee-for-service to a value-based reimbursement model. While we believe this to be the current trend in healthcare, this trend may not continue in the future. Our systems infrastructure and software solutions are less effective with a traditional fee-for-service model and if there is a reversion in the industry towards fee-for-service, or a shift to another model, we would need to update our offerings and we may not be able to do so effectively or at all. It is difficult to predict customer adoption and renewal rates, customer demand for our software, the size and growth rate of the market for our solutions, the entry of competitive products or the success of existing competitive products. Many of our potential customers may already be party to existing agreements for competing offerings that may have lengthy terms or onerous termination provisions, and they may have already made substantial investments into those platforms which would result in high switching costs. Any expansion in our market depends on several factors, including the cost, performance and perceived value associated with our solutions, particularly considering the shifting market dynamics. The rate of adoption of our systems infrastructure and software solutions, may slow or decline in the future, which would harm our business and operating results. In addition, while many large payers use our solutions, many of these entities use only certain of our offerings, and we may not be successful in driving broader adoption of our solutions among these existing users, which would limit our revenue growth.
If the market for our offerings does not achieve widespread adoption or there is a reduction in demand for our offerings caused by a lack of customer acceptance, technological challenges, lack of accessible machine data, competing technologies or products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenues, any of which would adversely affect our business operations and financial results. You should consider our business and prospects in light of the risks and difficulties we may encounter in this new and unproven market.
The data and information that we provide to our customers and their constituents, could be inaccurate or incomplete, which could harm both patients and our business, financial condition and results of operations.
Some of our software solutions store and display data from a variety of third-party sources for use in treating patients and to search and compare options for healthcare services and treatments. As part of our Eviti platform, we provide up-to-date information regarding research in the diseases that our solutions support (e.g. cancer and autoimmune disease). along with a list of potential treatments and relevant clinical trials seeking enrollment. Most of this data comes from health plans, our customers, published guidelines, peer-reviewed journals and other third parties. Because data in the healthcare industry is often fragmented in origin, inconsistent in format and often incomplete, the overall quality of certain types of data we receive can be poor. If this data is incorrect or incomplete or if we make mistakes in the capture or input of their data, or in our interpretation or analysis of such data, adverse consequences, including patient death and serious injury, may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain insurance coverage, we cannot assure that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs, reputational damage, and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.

Our use of open source technology could impose limitations on our ability to commercialize our offerings.
Our offerings incorporate open source software components that are licensed to us under various public domain licenses. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. There is little or no legal precedent governing the interpretation of many of the terms of these licenses and therefore the potential impact of such terms on our business is not fully known or predictable. There is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our software products and services. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code of our proprietary solutions or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer one or more of our offerings, discontinue sales of one or more of our offerings in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could cause us to breach obligations to our customers, harm our reputation, result in customer losses or claims, increase our costs or otherwise adversely affect our business and operating results.
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
A portion of the data that we use is either purchased or licensed from third parties or is obtained from our customers for specific customer engagements. Although we typically enter into long-term contractual arrangements with many of these suppliers of data, at the time of entry into a new contract or renewal of an existing contract, suppliers may increase restrictions on our use of such data, increase the price they charge us for data or refuse altogether to license the data to us. In addition, during the term of any data supply contract, suppliers may fail to adhere to our data quality control standards or fail to deliver data. Further, although no single individual data supplier is material to our business, if a number of suppliers collectively representing a significant amount of data that we use for one or more of our services were to impose additional contractual restrictions on our use of or access to data, fail to adhere to our quality-control standards, repeatedly fail to deliver data or refuse to provide data, now or in the future, our ability to provide those services to our customers could be materially adversely impacted, which may harm our operating results and financial condition.

We believe that we have rights necessary to use the data that is incorporated into our offerings. However, in the future, data providers could withdraw their data from us if there is a competitive reason to do so, or if legislation is passed restricting the use of such data, or if judicial interpretations are issued restricting the use of the data that we currently use in our products and services. If a substantial number of data providers were to withdraw their data, our ability to provide our offerings to our customers could be materially adversely impacted.

For example, in order to deliver the full functionality offered by some of our solutions, we need access, on behalf of our customers, to sources of pricing and claims data, much of which is managed by a limited number of health plans and other third parties. We have developed various long-term and short-term data sharing relationships with certain health plans and other third parties, including some of the largest health plans in the United States. The health plans and other third parties that we currently work with may, in the future, change their position and limit or eliminate our access to pricing and claims data, increase the costs charged to us for access to data, provide data to us in more limited or less useful formats, or restrict our permitted uses of data. Furthermore, some health plans have developed or are developing their own proprietary price and quality estimation tools and may perceive continued cooperation with us as a competitive disadvantage and choose to limit or discontinue our access to pricing and claims data. Failure to continue to maintain and expand our access to pricing and claims data will adversely impact our ability to continue to serve existing customers and expand our offerings to new customers.
Failure by our customers to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data which could harm our business.
We require our customers and business associates to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other laws. This could impair our functions, processes and databases that reflect, contain or are based upon such data and may prevent use of such data. In addition, this could interfere with or prevent creation or use of rules, analyses or other data-driven activities that benefit us. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid notice, permission or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.
Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.
Our sales cycle can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our offerings and solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Additionally, many of our potential customers are typically already in long-term contracts with their current providers and face significant costs associated with transitioning to our offerings and solutions. As a result, potential customers typically undertake a significant evaluation process, which frequently involves not only NantHealth solutions and component systems infrastructure and platforms but also their existing capabilities and solutions and can result in a lengthy sales cycle. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of NantHealth solutions and component systems infrastructure are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. For example, currently, hospitals in the United States face significant uncertainty over the continuing impact of federal government budgets, and continuing changes in the implementation and deadlines for compliance with the Patient Protection and Affordable Care Act of 2010, or ACA, and other healthcare reform legislation, as well as potential future statutes and rulemaking. Many of our potential hospital customers have used all or a significant portion of their revenues to comply with federal mandates to adopt electronic medical records to maintain their Medicaid and Medicare reimbursement levels. In the event we are unable to manage our lengthy and unpredictable sales cycle, our business may be adversely affected.

We bill our customers and recognize revenue over the term of the contract for certain of our products. As a result, near term declines in new or renewed agreements for these products may not be reflected immediately in our operating results and may be difficult to discern.
A portion of our revenue in each quarter is derived from agreements entered with our customers during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for certain of our solutions, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. In addition, we may be unable to adjust our cost structure rapidly, or at all, to take account for reduced revenue. Our subscription model for certain of our solutions also makes it difficult for us to increase our total revenue through additional sales in any quarterly period, as revenue from new customers for those products must be recognized over the applicable term of the agreement. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations.
A large portion of our revenue is derived from a small group of our customers, and the loss of such customers could adversely affect our business.
During the year ended December 31, 2021 we derived 22.8% of our revenue through a single channel partner, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 12.9% of our revenue through a customer of our NaviNet solution. We cannot guarantee that this channel partner and customer will continue to contract for our services or acquire new services. Additionally, the channel partner may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If the agreements with this channel partner and customer do not renew or our channel partner is unsuccessful in reselling our solutions, our revenue could be greatly reduced, which would materially and adversely affect our business.

Three contracts with our largest NaviNet customers expired at the end the fiscal year ending December 31, 2020. Two of these customers renewed for additional terms. For the customer that elected not to renew its agreement, we continued to provide services through June 30, 2021 on a transition basis. This customer represented 14.9% of our consolidated revenue through December 31, 2020. Customer churn is a natural part of our business and, while there is no guarantee that we will be able to offset the loss of this customer in the short term, we continue to develop new product enhancements and offerings to help drive customer acquisition and expansion opportunities to replace this lost revenue in the long term.
If our existing customers do not continue or renew their agreements with us, renew at lower fee levels or decline to purchase additional applications and services from us, our business and operating results will suffer.
We expect to derive a significant portion of our revenue from renewal of existing customer agreements, and sales of additional applications and services to existing customers. As a result, achieving high customer satisfaction to keep existing customers and sell additional platform offerings is critical to our future operating results.
Factors that may affect the renewal rate for our offerings and our ability to sell additional solutions include:

•the price, performance and functionality of our offerings;
•the availability, price, performance and functionality of competing solutions;
•a customer’s desire and ability to develop their own internal solution;
•our ability to develop complementary applications and services;
•our continued ability to access the pricing and claims data necessary to enable us to deliver reliable data in our cost estimation and price transparency offering to customers;
•the stability, performance and security of our SaaS infrastructure and services;
•changes in healthcare laws, regulations or trends; and
•the business environment of our customers, in particular, headcount reductions by our customers.

For our SaaS solutions, we typically enter into master services agreements with our customers. These agreements generally have stated terms of three to five years. Our customers have no obligation to renew their subscriptions for our offering after the term expires. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Factors that are not within our control may contribute to a reduction in our contract revenue. For instance, our customers may reduce their number of employees, which would result in a corresponding reduction in the number of employee users eligible for our offering and thus a lower aggregate monthly services fee. Our future operating results also depend, in part, on our ability to sell new solutions to our existing customers. If our customers fail to renew their agreements, renew their agreements upon less favorable terms or at lower fee levels, or fail to purchase new solutions from us, our revenue may decline, or our future revenue may be constrained.

In addition, a significant number of our customer agreements allow our customers to terminate such agreements for convenience at certain times, typically with one to three months advance notice. Any cancellations of such agreements would have a negative result on our business and results of operations.
If any new applications and services we may develop or acquire in the future are not adopted by our customers, or if we fail to continue to innovate and develop or acquire new applications and services that are adopted by customers, then our revenue and operating results will be adversely affected.
In addition to past investments made in NantHealth solutions, and component systems infrastructure and platforms, we have invested, and will continue to invest, significant resources in research and development and in acquisitions to enhance our existing offerings and introduce new high-quality applications and services. If existing customers are not willing to make additional payments for such new applications or services, or if new customers do not value such new applications or services, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations and acquisitions are not responsive to the needs of our customers, are not appropriately timed with market opportunity or are not effectively brought to market.
Security breaches and incidents, loss of data and other disruptions could compromise sensitive information related to our business and/or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we and our customers, consultants, contractors and business associates collect and store petabytes of sensitive data, including legally protected health information, personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers, providers and partners. We manage and maintain our applications and data by utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of being unable to adequately monitor our controls over the first three risks.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider and other third parties that maintain or otherwise process such information for us, may be vulnerable to attacks by hackers or viruses or breached or otherwise subject to security incidents due to employee error, malfeasance or other events. Any such breach or incident could result in a disruption or interruption to, or compromise, our networks and systems or those of our third-party service providers or partners, and the information stored or otherwise processed there could be publicly disclosed, accessed, rendered unavailable, used, modified, disclosed or otherwise processed without authorization, lost or stolen. Any such event, or the perception that any such event has occurred, could result in legal claims or proceedings (including regulatory investigations and enforcement actions), liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act (“HIPAA”) and regulatory penalties. Although we have implemented security measures and a formal, dedicated enterprise security program in an effort to prevent unauthorized access to patient data, there is no guarantee we can continue to protect our online portal or will be able to protect our mobile applications from breach. Unauthorized access to, or unavailability, loss or dissemination of data, or unauthorized access to, interruptions or other disruptions to systems, whether maintained by us or by third parties performing services for us, could also disrupt our operations, including our ability to conduct our analyses, bill payers, providers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

Additionally, ransomware attacks, including these from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss or unavailability of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).

The U.S. Office of Civil Rights may impose penalties on us if we do not fully comply with requirements of HIPAA. Penalties will vary significantly depending on factors such as whether we knew or should have known of the failure to comply, or whether our failure to comply was due to willful neglect. These penalties include civil monetary penalties of $100 to $50,000 per violation, up to an annual cap of $1,500,000 for identical violations. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 per violation and up to one-year imprisonment. The criminal penalties increase to $100,000 per violation and up to five years imprisonment if the wrongful conduct involves false pretenses, and to $250,000 per violation and up to 10 years imprisonment if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Furthermore, in the event of a breach as defined by HIPAA, we have specific reporting requirements to the Office of Civil Rights under the HIPAA regulations as well as to affected individuals, and we may also have additional reporting requirements to other state and federal regulators, including the Federal Trade Commission, and/or to the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations, and such contractual violations or any other contractual violations relating to a security breach or incident, could lead to claims, damages, legal proceedings, and contractual damages, other liability or terminations.

In addition, the interpretation and application of consumer, healthcare privacy, data protection and cybersecurity laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in claims, proceedings, damages, and liabilities, including government-imposed fines, and orders requiring that we change our practices, which could adversely affect our business. In addition, these laws and regulations vary between states, country and other jurisdictions, and may vary based on whether services or operations are performed in the jurisdiction. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.
We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business.
Our ability to deliver our Internet-based services is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties, including bandwidth and telecommunications equipment providers. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable Internet access and services. We exercise limited control over these third-party providers. As a result, our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in IT, emerging cybersecurity risks and threats, evolving industry and regulatory standards and changing preferences of our customers.

Our services are designed to operate without perceptible interruption in accordance with our service level commitments. We have, however, experienced limited interruptions in these services in the past, and we expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center providers and bandwidth providers, to provide our services. We store, process and transport petabytes of data and the nature of our business requires us to scale our storage capacity. In the event we are unable to scale appropriately, we may lose customers or fail to realize the network effects of our system and our business may be impaired. We do not currently maintain redundant systems or facilities for some of these services. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: power loss and telecommunications failures; fire, flood, hurricane, tornado and other natural disasters; software and hardware errors, failures or crashes; and cyber and ransomware attacks, computer viruses, hacking, break-ins, sabotage, intentional acts of vandalism and other similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our services, which could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to our customers and could have a material adverse impact on our business, results of operations or financial condition. If user access to our services is interrupted because of problems in our operations, we could be in breach of our agreements with customers and/or exposed to significant claims, particularly if the access interruption is associated with problems in the timely delivery of medical care. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial cost to remedy such unavailability and negatively impact our relationship with our customers and our business. To operate without interruption, both we and our service providers must guard against:

•damage from fire, power loss and other natural disasters;
•communications failures;
•software and hardware errors, failures and crashes;
•security breaches, computer viruses and similar disruptive problems; and
•other potential interruptions.

Any disruption in the network access or co-location, hosting or cloud services provided by third-party providers or any failure of or by third-party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over third-party vendors, which increases our vulnerability to problems with services they provide.

We also rely on a number of vendors, such as cloud service providers, to provide us with a variety of solutions and services, including cloud-based data hosting, telecommunications and data processing services necessary for our services and processing functions and software developers for the development and maintenance of certain software products we use to provide our solutions. We exercise limited control over vendors, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with third-party technologies and information services or our own systems could negatively impact our relationships with customers and adversely affect our business and could expose us to third-party liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost. If vendors do not fulfill their contractual obligations, have system failures or choose to discontinue their products or services, our business and operations could be disrupted, our brand and reputation could be harmed, and our financial condition or results of operations could be adversely affected.

The reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks. The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our internet-based services. Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and harm our financial results.

Because of the complexity of the issues facing healthcare providers and payers and the inherent complexity of our solutions to such issues, our customers depend on our support organization to resolve any technical issues relating to our offerings. In addition, our sales process is highly dependent on the quality of our offerings, our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality and highly responsive technical support, or a market perception that we do not maintain high-quality and highly responsive support, could harm our reputation, adversely affect our ability to sell our offerings to existing and prospective customers, and harm our business, operating results and financial condition.

We offer technical support services with our offerings and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services, particularly as we increase the size of our customer base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict customer demand for technical support services and if customer demand increases significantly, we may be unable to provide satisfactory support services to our customers and their constituents. Additionally, increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results.
If we cannot implement NantHealth solutions and component systems infrastructure and platforms for customers in a timely manner, we may lose customers and our reputation may be harmed.
Our customers have a variety of different data formats, enterprise applications and infrastructures, and NantHealth solutions and component systems infrastructure and platforms, must support our customers’ data formats and integrate with complex enterprise applications and infrastructures. If our platforms do not currently support a customer’s required data format or appropriately integrate with a customer’s applications and infrastructure, then we must configure our systems infrastructure to do so, which increases our expenses. Additionally, we do not control our customers’ implementation schedules. As a result, if our customers do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. Further, our implementation capacity has at times constrained our ability to successfully implement our offerings for our customers in a timely manner, particularly during periods of high demand. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs, customers could become dissatisfied and decide not to increase usage of our offerings, or not to use our offerings beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could penetrate our customer relationships.

Additionally, large and demanding enterprise customers, who currently comprise most of our customer base, may request or require specific features or functions unique to their business processes, which increase our upfront investment in sales and deployment efforts and the revenue resulting from the customers under our typical contract length may not cover the upfront investments. If prospective large customers require specific features or functions that we do not offer, then the market for our offerings will be more limited and our business could suffer.

In addition, supporting large customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. Furthermore, if we are unable to address the needs of these customers in a timely fashion or further develop and enhance our offerings, or if a customer or its constituents are not satisfied with the quality of work performed by us or with the offerings delivered or professional services rendered, then we could incur additional costs to address the situation, we may be required to issue credits or refunds for pre-paid amounts related to unused services, the profitability of that work might be impaired and the customer’s dissatisfaction with our offerings could damage our ability to expand the number of applications and services purchased by that customer. Furthermore, if a customer or its constituents do not opt into or need certain aspects of our offerings, there may not be enough demand for that aspect of our offering to warrant future purchases by that customer, or the customer may seek to terminate their relationship with us. These customers may not renew their agreements, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers. If any of these were to occur, our revenue may decline, and our operating results could be adversely affected.
We face intense competition in our markets, and we may be unable to compete effectively for new customers.
Although our product offerings target the new and emerging market for evidence-based personalized healthcare technology solutions, we compete against a variety of large software vendors and smaller specialized companies, open source initiatives and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

•Payer-provider collaboration vendors, such as Availity, LLC, Change Healthcare, Inc., Experian Information Solutions, Inc. (including its Experian Health/Passport division), Zipari, Inc. (formerly Healthx), Cohere Health and Health-Trio, LLC;
•Payer-provider specialty care cost management vendors, including The Advisory Board Company healthcare business (acquired by Optum), Evolent Health, eviCore Healthcare, HealthCatalyst, Inc., International Business Machines Corporation, or IBM, Inovalon Holdings, Inc., NCH Management Systems, Inc. (dba New Century Health), Oncology Analytics, Inc. (dba OncoHealth) and Truven Health Analytics (acquired by IBM);
•Network monitoring vendors, including Zabbix, LLC, LogicMonitor, Inc., SolarWinds Worldwide, LLC, SevOne, Splunk and Datadog, Inc.

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

In recent years, there have been significant acquisitions and consolidation by and among our actual and potential competitors. We anticipate this trend of consolidation will continue, which will present heightened competitive challenges to our business. In particular, consolidation in our industry increases the likelihood of our competitors offering bundled or integrated products, and we believe that it may increase the competitive pressures we face with respect to our solutions. If we are unable to differentiate one or more of our offerings from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see decreased demand for those solutions, which would adversely affect our business, results of operations, financial condition and cash flows. Further, it is possible that continued industry consolidation may impact our customers’ and prospective customers’ perceptions of the viability of smaller or even medium-sized software firms and, consequently, their willingness to use technology solutions from such firms. Similarly, if customers seek to concentrate their technology purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage regardless of the performance and features of our offerings. We believe that in order to remain competitive at the large enterprise level, we will need to develop and expand relationships with resellers and large system integrators that provide a broad range of products and services. If we are unable to compete effectively, our business, results of operations, financial condition and cash flows could be materially and adversely affected.

The healthcare technology industry in which we operate is subject to rapidly changing technologies and trends, each of which could contribute to making our products obsolete.
The markets for cloud-based data platforms and internet-based business services such as NantHealth solutions and component systems infrastructure and platforms and their associated offerings are in the early stages of development, but the market is competitive even at this stage, and we expect it to attract increased competition, which could make it hard for us to succeed. We currently face competition for one or more of our offerings from a range of companies. In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offerings to customers have in some cases developed their own cost and quality estimation tools and provide these solutions to their customers at discounted prices or often for free. If enterprises do not perceive the benefits of our services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would materially adversely affect our operating results. In addition, as a new company in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. If any of these risks occur, it could materially adversely affect our business, financial condition or results of operations.
Healthcare industry consolidation could impose pressure on our prices, reduce our potential customer base and reduce demand for one or more of our offerings.
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
We sell and/or rely upon software and hardware solutions that could contain design or manufacturing defects in their materials, hardware, or software. These defects could include defective materials or components, or “bugs” that can unexpectedly interfere with the products’ intended operations or result in inaccurate data. Our online services may from time-to-time experience outages, service slowdowns, or errors. Defects may also occur in components and products we purchase from third parties. There can be no assurance we will be able to detect and fix all defects in the hardware, software and services third parties sell to us. Failure to detect, prevent, or fix defects could result in a variety of consequences, including returns of products, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results. If our products fail to provide accurate measurements and data to users, then the network effects of our adaptive clinical learning system may be materially and adversely impacted.
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
Our OpenNMS platform includes third-party open source software and we intend to continue to incorporate third-party open source software in our OpenNMS platform in the future. There is a risk that the use of third-party open source software in our OpenNMS platform could impose conditions or restrictions on our ability to monetize our software. Although we monitor the incorporation of open source software into our OpenNMS platform to avoid such restrictions, we cannot be certain that we have not incorporated open source software in our OpenNMS platform in a manner that is inconsistent with our licensing model. Certain open source projects also include other open source software and there is a risk that those dependent open source libraries may be subject to inconsistent licensing terms. This could create further uncertainties as to the governing terms for the open source software we incorporate.

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
One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies and/or individuals. As a result, others could easily develop new software products or services based upon those open source programs that compete with existing open source software that we support and incorporate into our OpenNMS platform. Such competition with use of the open source projects that we utilize can materialize without the same degree of overhead and lead time required by us, particularly if the customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors, including those with greater resources than ours, to develop their own open source software or hybrid proprietary and open source software offerings, potentially reducing the demand for, and putting price pressure on, our OpenNMS services. In addition, some competitors make open source software available for free download or use or may position competing open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced revenue and gross margins and loss of market share, any one of which could seriously harm our OpenNMS business.

We do not control and may be unable to predict the future course of open source technology development, including the ongoing development of open source components used in our OpenNMS platform, which could reduce the market appeal of our OpenNMS platform and services and damage our reputation.
We do not control many aspects of the development of the open source technology in our OpenNMS platform. Different groups of open source software programmers collaborate with one another to develop the software projects in our OpenNMS platform. Given the disparate inputs from various developers, we cannot control entirely how an open source project develops and matures. Also, different open source projects may overlap or compete with the ones that we incorporate into our OpenNMS platform. The technology developed by one group for one project may become more widely used than that developed by others. If we acquire or adopt a new technology and incorporate it into our OpenNMS platform but a competing technology becomes more widely used or accepted, the market appeal of our OpenNMS services may be reduced and that could harm our reputation, diminish our brand and result in decreased revenue.
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
Our use of open source software could subject us to possible litigation or could prevent us from offering products that include open source software or require us to obtain licenses on unfavorable terms.

A portion of the technologies we use incorporate “open source” software, and we may incorporate open source software in the future. Open source licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. We may license to others some of our software through open source projects which require us to make the source code publicly available, and therefore can affect our ability to protect our intellectual property rights with respect to that software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from offering our products that contained the open source software, required to release proprietary source code, required to obtain licenses from third parties or otherwise required to comply with the unfavorable conditions unless and until we can re-engineer the product so that it complies with the open source license or does not incorporate the open source software. Any of the foregoing could disrupt our ability to offer our products and harm our business, revenue and financial results.

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

Risks related to our relationships with other companies
We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service which could damage our reputation, harm our ability to attract and maintain customers and decrease our revenue.

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service. These licenses are generally commercially available on varying terms; however, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in providing NantHealth solutions (including Eviti, and NaviNet apps) until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could damage our reputation, harm our ability to attract and maintain customers and decrease our revenue.
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

We also face significant competition for employees from other healthcare-related companies and software businesses, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity incentives that vest over time and, in some cases, upon the occurrence of certain events. The value to employees of these equity incentives that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Although we may have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

For example, in January 2016, we acquired NaviNet to bolster our payer platform and, in February 2018, we acquired NantHealth Labs to expand into the liquid tumor profiling market and sold a commercial liquid biopsy test product (marketed as Liquid GPS). In July 2020, we acquired OpenNMS to expand our software and SaaS service offerings for both the healthcare sector and other industries. In the second quarter of 2019, we ceased commercial sales of the Liquid GPS product. Realizing the benefits of these acquisitions and any future acquisition depend, in part, upon the successful integration into our existing operations, and we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not realize the anticipated benefits from any acquired business due to several factors, including:

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of December 31, 2021, the total value of our goodwill and intangible assets, net of accumulated amortization was $137.4 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if the acquisition of NaviNet, NantHealth Labs, OpenNMS, or any other business we may acquire in the future fails to meet our expectations, our operating results, business and financial position may suffer.

We cannot assure you that we will be successful in integrating certain assets of NaviNet, NantHealth Labs, OpenNMS, or any other businesses or technologies we may acquire in the future. The failure to successfully integrate these businesses could have a material adverse effect on our business, financial condition, or results of operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our contractors, consultants, customers, resellers or partners, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics, acts of terrorism, acts of war and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. For example, we have corporate offices in Los Angeles County, California near major earthquake faults and fire zones. We attempt to mitigate these risks through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions will not protect against all potential problems. If our customers’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by customers or their patients, particularly if the access interruption is associated with problems in the timely delivery of funds due to customers or medical information relevant to patient care. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Also, in March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak, and the world has been and continues to be impacted by COVID-19 and its variants. As a result, many jurisdictions, particularly in North America (including the United States), Europe and Asia, including the U.S. states in which we operate, such as California, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited, and are considering to further limit, social mobility and gathering. To date, there has been no material adverse impact to our business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on us and our contractors, consultants, customers, resellers and partners is unknown at this time. Moreover, the extent of the impact of the COVID-19 pandemic on our business and operating results is uncertain and difficult to predict and will depend on factors outside of our control including the timing or effectiveness of the vaccine roll-out globally, the timing of easing of preventative or mitigation measures or mandates, the impact of any variants that emerge, or any impact of a global vaccine roll-out on the global economy. For example, the demand for our solutions among certain of our provider or payer customers could be impacted in the future, either through reduced transaction volume for solutions by which we derive revenue on a per transaction basis or through the delayed closing or signing of new or add-on contracts with customers that are dealing with impacts from the COVID-19 pandemic.

The COVID-19 pandemic has negatively impacted the global economy to date and is likely to cause further global economic disruption. While the duration and severity of the economic impacts of COVID-19 are unknown, it is possible that such economic impacts may be prolonged and have continued effects even after the widespread administration of vaccines. However, in light of the uncertainties regarding economic, business, social, health and geopolitical conditions, our revenues, earnings, liquidity, and cash flows could be adversely affected, whether on an annual or quarterly basis. Continued impacts of the COVID-19 pandemic could materially adversely affect our current and long-term account receivable collectability, as our negatively impacted customers from the COVID-19 pandemic may request temporary relief, delay, or not make scheduled payments. In addition, the deployment of our solutions may represent a large portion of our customers' investments in software technology. Decisions to make such an investment are impacted by the economic environment in which the customers operate. Uncertain global geopolitical, economic and health conditions and the lack of visibility or the lack of financial resources may cause some customers to reduce, postpone or terminate their investments, or to reduce or not renew ongoing paid services, adversely impacting our revenues or timing of revenue. Health conditions in some geographic areas where our customers operate could impact the economic situation of those areas. These conditions, including the COVID-19 pandemic, may present risks for health and limit the ability to travel for our employees, which could further lengthen our sales cycle and delay revenue and cash flows in the near-term. Moreover, the potential for future infections among our employees and/or consultants is possible even after the widespread administration of vaccines and such future infections (depending on the severity, variant type, scope and location) could impact our ability to continue operations in the ordinary course.

As of the date of this Annual Report on Form 10-K, we serve our customers primarily from third-party data hosting facilities. We do not control the operation of these third-party facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or a crime, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

We may, from time to time, transition our data hosting to new or alternative providers. In connection with these transitions, we may be moving, transferring or installing some of our equipment, data and software to and in other facilities. Despite precautions taken during this process, any unsuccessful transfers may impair the delivery of our one or more of our offerings. Further, any damage to, or failure of, our systems generally could result in interruptions in one or more of our offerings. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, may cause customers to terminate one or more of our offerings and may adversely affect our renewal rates and our ability to attract new customers. Our business may also be harmed if our customers and potential customers believe one or more of our offerings are unreliable.
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
Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts regarding the size and expected growth of the healthcare information technology and network monitoring markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.
We have recently been involved in pending securities litigation, which were costly to us and harmful to our reputation, and we can not assure you that we will not be involved in additional legal proceedings in the future with similar, or worse, results.
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
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. Litigation, regardless of merit, may result in substantial costs and may divert management’s attention and resources, which may harm our business.

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

We maintain product and other insurance, but this insurance may not fully protect us from the financial impact of defending against product liability or other claims. Any product liability or other claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could damage our reputation, or cause current customers to terminate existing agreements and potential customers to seek other vendors, any of which could impact our results of operations.
We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, including our revenue, one or more of which could adversely affect our business.
Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and the SEC, we believe our current sales and licensing contract terms and business arrangements have been properly reported. However, this guidance involves interpretations, and there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. For example, we must apply significant judgment to determine whether revenue should be recognized on a gross or net basis for our reseller arrangements, including recognizing revenue under our reseller agreement with NantOmics. Disagreement with the regulators as to our current interpretations and any future changes by the regulators of existing accounting standards or changes in our business practices could result in changes in our revenue recognition and/or other accounting policies and practices that could adversely affect our business.
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
We are a global company with operations both inside and outside the United States. For example, we have foreign wholly owned subsidiaries, including NaviNet Limited and OpenNMS Group Canada, Inc. As a result, a portion of our operations are conducted by and/or rely on entities outside the United States. We may therefore be denied access to our customers or suppliers as a result of economic, legislative, political and military conditions in such countries.

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
•greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA") and any trade regulations ensuring fair trade practices;
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•potentially adverse tax consequences, including multiple and possibly overlapping tax structures;
•the impact of public health epidemics on our employees and suppliers as well as the global economy, including the COVID-19 pandemic; and
•political and economic instability, political unrest and terrorism.

In addition, the expansion of our existing international operations and entry into additional international markets has required, and will continue to require, significant management attention and financial resources. These factors and other factors could harm our ability to gain future revenues and, consequently, materially impact our business, financial condition and results of operations.
The United Kingdom’s referendum to leave the European Union will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.
As a result of a referendum in June 2016, the UK withdrew from the European Union (“EU”) on January 31, 2020 (“Brexit”). It began a transition period in which to negotiate a new trading relationship for goods and services that ended on December 31, 2020. During the time since the June 2016 referendum, there have been periods of significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the UK. On December 24, 2020, the UK and EU announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. We are continuing to evaluate our own risks and uncertainty related to ascertain what financial, trade, regulatory and legal implications this new Brexit trade deal could have on our business operations. This uncertainty also includes the impact on our customers’ business operations and capital planning as well as the overall impact on the healthcare industry in the UK. While we have not experienced any direct material financial impact since the 2016 referendum, we cannot predict its future implications, and Brexit and its related effects could result in a negative impact on our operating results, financial condition and prospects.

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

We have developed, acquired, and licensed various patents and patent applications and we possess substantial know-how, copyrights and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of December 31, 2021, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) twenty (20) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) eighteen (18) pending U.S. utility patent applications; (iii) eighteen (18) issued patents outside the United States; and (iv) three (3) patent applications pending in jurisdictions outside the United States. Five (5) of these assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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
The United States Patent and Trademark Office ("USPTO") and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent prosecution process. Periodic maintenance fees and various other governmental fees on any issued patent and/or pending patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent or patent application. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are many situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to maintain the patents and patent applications directed to our products and services, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business.
Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products and services.
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, for example, the intellectual property rights of competitors. Our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our products and services. As the healthcare technology and network monitoring industries expand and more patents are issued, the risk increases that our activities related to our products and services may give rise to claims of infringement of the patent rights of others. We cannot assure you that our products and services will not infringe existing or future patents. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We may not be aware of patents that have already issued that a third party, for example, a competitor in our market, might assert are infringed by our products and services. It is also possible that patents of which we are aware, but which we do not believe are relevant to our products and services, could nevertheless be found to be infringed by our products and services. Nevertheless, we are not aware of any issued patents that we believe could prevent us from marketing our products and services. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us.

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

If we are sued for patent infringement, we would need to demonstrate that our products or services either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving that a patent is invalid and/or unenforceable is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves or our licensors against any of these claims. Defense of these claims, regardless of their merit, would cause us to incur substantial expenses and, would be a substantial diversion of employee resources from our business. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our business. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize, and sell products or services, and could result in the award of substantial damages against us, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. In the event of a successful claim of infringement or misappropriation against us, we may be required to pay damages and obtain one or more licenses from third parties, pay royalties to the third party, redesign any infringing product, or be prohibited from selling certain products or services, all of which could have a material adverse impact on our business. Redesigning any infringing products may be commercially impractical, not readily feasible, and/or require substantial time and monetary expenditure. Further, we cannot predict whether any required license would be available at all or whether it would be available on commercially reasonable terms.

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
While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the intellectual property licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations.
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
Risks related to government regulation
The healthcare industry is highly regulated, and thus, we are subject to several laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, results of operations and financial condition.
As a participant in the health care industry, our operations and relationships, and those of our clients, are regulated by several U.S. federal, state, local and foreign governmental entities. The impact of these regulations on us is both direct, to the extent that we are subject to these laws and regulations, and also indirect, in terms of government program requirements applicable to our clients for the use of health information technology. Even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our clients in a way that complies with those laws and regulations. There are a number of regulations in the United States, such as regulations in the areas of healthcare fraud and abuse, information blocking, prior authorization, utilization review and practice management solutions, the security and privacy of patient data and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our clients.

U.S. federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving healthcare fraud, waste and abuse perpetuated by healthcare providers and professionals whose services are reimbursed by Medicare, Medicaid and other government health care programs. Our healthcare provider clients, as well as our provision of products to government entities, subject our business to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. U.S. federal enforcement personnel have substantial powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with sale of products or services and information blocking, are vague or indefinite and have not been fully interpreted by the courts. They may be interpreted or applied by prosecutors, regulatory or judicial authorities in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If we fail to comply with any applicable laws and regulations, we could be subject to significant civil and criminal penalties, sanctions or other liability, including exclusion from government healthcare programs or from providing certain products to our clients who participate in such programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory authority of our activities could result in adverse publicity, require a costly response from us and adversely affect our business, results of operations and financial condition.

Our products include technology solutions related to claim status and management, utilization management and prior authorization. While we do not submit claims to payors, claims submitted by our clients using our technology solutions are governed by U.S. federal and state laws, which can impact our operations indirectly. U.S. federal law provides civil liability to any persons that knowingly submit, or cause to be submitted, a claim to a payor, including Medicare, Medicaid and private health plans, seeking payment for any services or items that overbills or bills for services or items that have not been provided to the patient. U.S. federal law may also impose criminal penalties for intentionally submitting such false claims. In addition, federal and state law regulates the collection of debt and may impose monetary penalties for violating those regulations. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) security, privacy and transaction standards, as discussed below, also have a potentially significant effect on our claims-related technology solutions because those solutions must be structured and provided in a way that supports our clients' HIPAA compliance obligations. In connection with these laws, we may be subjected to U.S. federal or state government investigations and possible penalties may be imposed upon us; false claims actions may have to be defended; private payers may file claims against us; and we may be excluded from Medicare, Medicaid or other government-funded health care programs. Any investigation or proceeding related to these laws, even if unwarranted or without merit, may have a material adverse effect on our business, results of operations and financial condition.

U.S. federal, state and local laws and foreign legislation govern the confidentiality of personal information, how that information may be used, and the circumstances under which such information may be released. These regulations govern both the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified security and privacy measures. U.S. regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Laws in non-U.S. jurisdictions are also evolving and may have similar or even stricter requirements related to the treatment of personal or patient information. Data protection regulations impact how businesses, including both us and our clients, can collect and process the personal data of individuals. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies, or modifications thereto, that are applicable to us may limit the use and adoption of our technology solutions and could have a material adverse impact on our business, results of operations and financial condition. Furthermore, we incur development, resource, and capital costs in delivering, updating, and supporting solutions to enable our clients to comply with these varying and evolving standards. If we fail to comply with any applicable laws or regulations or fail to deliver compliant products and solutions, we could be subject to civil penalties, sanctions and contract liability. Enforcement investigations, even if meritless, could have a negative impact on our reputation, cause us to lose existing clients or limit our ability to attract new clients. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to claims, fines and penalties.

Our commercial and government clients continue to be subject to requirements to adopt interoperable health information technology which requires that our products and solutions to be interoperable with other third-party health information technology providers. Market forces and governmental or regulatory authorities create software interoperability standards that may apply to our products and solutions. For applicable products, these interoperability standards are the basis of certification requirements that our products must meet, and, in turn, many of our clients must meet prerequisite or participation requirements for many federal health insurance programs, including Medicare and Medicaid Fee for Service programs, for alternative payment models under the Innovation Center of CMS and for other federal or state health insurance or reimbursement programs. These expectations for interoperability are supported by the information blocking prohibitions of the Cures Act. If our products are not consistent with those requirements, we could be forced to incur substantial additional development costs to conform. The Office of the National Coordinator for Health Information Technology (“ONC”) is also charged under the Cures Act with developing a Trusted Exchange Framework that establishes governance requirements for trusted health information exchange in the United States. ONC has developed the U.S. Common Data Set for Interoperability which may lay the groundwork for iterative expansion of future data exchange requirements for trusted exchange. ONC continues to modify and refine these standards. We may incur increased software development and administrative expenses and delays in delivering such products if we need to update our products to conform to these varying and evolving requirements. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients' decisions to purchase our products. If our products are not compliant with these evolving standards, our market position and sales could be impaired, and we may have to invest significantly in changes to our products.

Various U.S. federal, state and non-government agencies continue to generate requirements for the use of certified health information technology, or certified electronic health record technology (“CEHRT”). In many cases, these requirements have become conditions for receiving payment for health care services to beneficiaries of federal health insurance programs. The Cures Act has tied CEHRT to its policy goals of reducing barriers to the exchange of health information data blocking, encouraging nationwide interoperability, consumer access to health information and improving health information availability between consumers and their care teams. The regulations establishing the certification standards for CEHRT will continue to be updated to support these government policy goals with greater emphasis on interoperability, consumer engagement, patient safety and health information privacy and security. The ONC has finalized additional regulations under the Cures Act to enforce the Act's policy directives relating to data blocking and interoperability. Along with recent CMS actions taken for Medicare and Medicaid, these regulations will also mandate adoption of updated and expanded certified capabilities of CEHRT that some of our clients must adopt to remain able to participate in the federal programs. In addition, the ONC has increased its surveillance activities concerning vendor compliance with respect to CEHRT requirements, which could expose us to greater liability and increased cost of compliance.

Our delegated services and offerings with health plans could subject us to audits by health plans and governmental payors and increase our exposure to liabilities under federal and state health care fraud and abuse laws, including claims under the False Claims Act.

Our contracts with health plans or qualified health plan (QHP) partners for delegated services obligate us and any contractors or agents we use for such delegated services to comply with additional regulatory and contractual requirements and standards as a delegated entity, [including 45 CFR Parts 155 and 156,] which increase our exposure to additional liabilities under health care fraud and abuse laws, require us to maintain a more robust healthcare compliance program, as well as obtain and comply with applicable licensing and credentialing requirements. We are subject to stringent regulatory and contractual oversight, including audits by our health plan partners, CMS, and other regulatory authorities. Negative results of any such audit could have a material adverse effect on our business, financial condition, results of operations or prospects and could damage our reputation. Changes in regulations, standards, and contractual obligations can increase our compliance costs, expose us to greater liability, or materially impact our profitability.

In particular, entities that perform prior authorization and utilization management functions as a delegated entity are subject to additional federal and state requirements, including, but not limited to, credentialing, accreditation or licensing requirements and standards (such as requirements of the National Committee for Quality Assurance), state prior authorization laws, Medicare and Medicaid regulations, manuals and policies, and other federal and state laws and standards related to delegation, prior authorization, and utilization management. Health plans and other healthcare organizations that contract with delegated entities flow down extensive federal and state requirements to delegated entities, which can increase the cost of operations and exposure to potential liabilities for such delegated entities. Delegated entities are also subject to audits and oversight by healthcare plans as well as federal and state regulatory authorities. To the extent federal and state government programs or regulatory authorities change current laws, regulations or policies, or the prior authorization process and related requirements, such changes could impact our business operations. Complying with new regulatory requirements or changes to current regulations could be time-intensive and expensive, resulting in a material adverse effect on our business. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, we may lose regulatory licensure or authorization for our products and services, be exposed to contractual liabilities, and we may not achieve or sustain profitability. Efforts to ensure compliance with applicable healthcare laws and regulations can involve substantial costs. Violations of healthcare laws can result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations.
If we fail to comply with applicable health information privacy and security laws and other state and federal privacy and security laws, we may be subject to significant liabilities, reputational harm and other negative consequences, including decreasing the willingness of current and potential customers to work with us.
We are subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA established uniform federal standards for certain “covered entities,” which include certain healthcare providers, healthcare clearinghouses, and health plans, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information ("PHI"). The Health Information Technology for Economic and Clinical Health Act, "HITECH Act") which became effective on February 17, 2010, makes HIPAA’s security standards directly applicable to “business associates,” which are independent contractors or agents of covered entities that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. The HITECH Act also increased the civil and criminal penalties that may be imposed against covered entities, business associates and certain other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA’s requirements and seek attorney’s fees and costs associated with pursuing federal civil actions.

A portion of the data that we obtain and handle for or on behalf of our customers is considered PHI, subject to HIPAA. We are also required to maintain similar business associate agreements with our subcontractors that have access to PHI of our customers in rendering services to us or on our behalf. Under HIPAA and our contractual agreements with our HIPAA-covered entity health plan customers, we are considered a “business associate” to those customers and are required to maintain the privacy and security of PHI in accordance with HIPAA and the terms of our business associate agreements with our customers, including by implementing HIPAA-required administrative, technical and physical safeguards. We have incurred, and will continue to incur, significant costs to establish and maintain these safeguards and, if additional safeguards are required to comply with HIPAA, other laws or regulations relating to health information privacy or security, or our customers’ requirements, our costs could increase further, which would negatively affect our operating results. Furthermore, we cannot guarantee that such safeguards have been and will continue to be adequate. If we have failed, or fail in the future, to maintain adequate safeguards, or we or our agents or subcontractors use or disclose PHI in a manner prohibited or not permitted by HIPAA or other laws or regulations relating to health information privacy or security, our subcontractor business associate agreements, or our business associate agreements with our customers, or if the privacy or security of PHI that we obtain and handle is otherwise compromised, or if any of the foregoing is perceived or believed to have occurred, we could be subject to significant liabilities and consequences, including, without limitation:

•actual or asserted breach of our contractual obligations to customers, which may cause our customers to terminate their relationship with us and may result in potentially significant financial obligations to our customers;
•investigation by the federal and state regulatory authorities empowered to enforce HIPAA and other data privacy and security laws, which include the U.S. Department of Health and Human Services, or HHS, the Federal Trade Commission and state attorneys general, and the possible imposition of civil and criminal penalties;
•private claims and litigation, including by individuals adversely affected by any misuse of their personal health information for which we are or are asserted to be responsible; and
•negative publicity, which may decrease the willingness of current and potential future customers to work with us and negatively affect our sales and operating results.

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
We may be, or may become, subject to laws and regulations relating to privacy, data protections and cybersecurity, and our failure to comply with such laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
The regulatory framework for privacy, data protection, and cybersecurity issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state, local and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage, security, and other processing of data relating to individuals.

For example, the California Consumer Privacy Act of 2018 ("CCPA"), which went into effect on January 1, 2020, requires covered businesses to provide substantial disclosures to California residents and honor such residents’ data protection and privacy rights, including the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the compromise of highly sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended several times, including by the California Privacy Rights Act ("CPRA"), a ballot initiative that passed in November 2020 that, among other things, created a new state agency vested with authority to implement and enforce the CCPA and the CPRA. Effective in most material aspects starting on January 1, 2023, the CPRA will, among other things, expand California residents’ rights with respect to certain sensitive personal information and give California residents’ a right to opt out of the sharing of certain personal information for targeted online advertising.

The CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. Similarly, in June 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023.

The EU has adopted data protection laws and regulations which may apply to us in certain circumstances, or in the future. The collection and use of health data and other personal data is governed in the EU by the General Data Protection Regulation (“GDPR”), which extends the geographical scope of EU data protection law to entities and operations outside of the EU under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU member state-level legislation. The GDPR, which is wide-ranging in scope and applicability, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data, including clinical trials. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom (“UK”). Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended on December 31, 2020. On June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, allowing personal data transfers from EU member states to the UK to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal after four years, however, and may be revisited by the European Commission at any time. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. In the medium and longer terms, however, the relationship between the UK and EU in relation to aspects of data protection law remains unclear, including with respect to cross-border data transfers and the role of the UK Information Commissioner’s Office with respect to the EU, which exposes us to further compliance risk. We may incur liabilities, expenses, costs, and other operational losses relating to the GDPR, the UK GDPR, and other laws and regulations in the EU and UK relating to privacy and data protection, including those of applicable EU Member States in connection with any measures we take to comply with them. We may in the future be required to put in place additional mechanisms in an effort to comply with these laws and regulations, which could divert management’s attention and increase our cost of doing business.

In addition, other new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU, the UK and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. With the GDPR, UK GDPR, CCPA, CPRA, CDPA, CPA, and other laws, regulations and other obligations relating to privacy, data protection, and cybersecurity imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy, data protection, or cybersecurity, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy, data protection, or cybersecurity, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability.
To the extent we contract with government entities, such government contracts could expose us to additional risks inherent in the government contracting environment.
To the extent we contract with any government entities, such government contracts carry various risks inherent in contracting with government entities. These risks include, but are not limited to, the following:

•Government entities, particularly in the United States, often reserve the right to audit our contracts and conduct reviews, inquiries and investigations of our business practices and performance with respect to government contracts. If a government client discovers improper conduct during its audits or investigations, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act, and administrative sanctions, which may include termination of contracts, suspension of payments, fines and civil money penalties, and suspensions or debarment from doing business with other government agencies.
•U.S. government contracting regulations impose strict compliance and disclosure obligations and our failure to comply with these obligations could be a basis for suspension or debarment, or both, from federal government contracting in addition to breach of the specific contract.

•Government contracts are subject to heightened reputational and contractual risks compared to contracts with commercial clients and often involve more extensive scrutiny and publicity. Negative publicity, including allegations of improper or illegal activity, poor contract performance, or information security breaches, regardless of accuracy, may adversely affect our reputation.
•Terms and conditions of government contracts also tend to be more onerous, are often more difficult to negotiate and involve additional costs. We must comply with specific procurement regulations and a variety of other socio-economic requirements, as well as various statutes, regulations and requirements related to employment practices, recordkeeping and accounting. Our failure to comply with a variety of complex procurement rules and regulations could result in our liability for penalties, including termination of our government contracts, disqualification from bidding on future government contracts and suspension or debarment from government contracting.
•Government entities typically fund projects through appropriated monies, which can be impacted by changes in presidential administration and budget priorities.
•Government entities reserve the right to change the scope of or terminate these projects at their convenience for lack of approved funding or other reasons, which could limit our recovery of reimbursable expenses or investments. In addition, government contracts may be protested, which could result in administrative procedures and litigation, result in delays in performance and payment, be expensive to defend and be incapable of prompt resolution.
•It is common in contracting with governments for there to be a prime contractor with privity of contract to the government client and one or more subcontractors. There are inherent risks in being a subcontractor, including without limitation, reliance on the performance of the prime contractor for the execution of the contract to the satisfaction of the client. Additionally, when we serve as the prime contractor, we rely on our subcontractors to fulfill certain contractual obligations under our agreements with government clients. A failure by the prime contractor to perform under an agreement under which we serve as a subcontractor, or a failure by a subcontractor to perform under an agreement under which we serve as a prime contractor, could have a material adverse impact on our business, results of operations and financial condition.

The occurrences or conditions described above could affect not only our business with government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients and could have a material adverse effect on our business, results of operations and financial condition.
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

These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our products or consulting services that relate to entry, formatting, preparation or transmission of claim or cost report information may be determined or alleged to be in violation of these laws and regulations. Any failure of our products or services to comply with these laws and regulations could result in substantial civil or criminal liability, monetary fines, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, could adversely affect demand for our one or more of our offerings, could invalidate all or portions of some of our customer contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, could cause us to be disqualified from serving customers doing business with government payers and could have an adverse effect on our business.

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

Because of the far-reaching nature of these laws, we may be required to alter or discontinue one or more of our business practices to be in compliance with these laws. If we fail to adequately mitigate our operational risks or if we or our agents fail to comply with any of those regulations, laws and/or requirements, a range of actions could result, including, but not limited to restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation. Such occurrences could have a material and adverse effect on our product sales, business and results of operations.

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
Changes in political, economic and regulatory influences could impact the purchasing practices and operations of our clients and increase our costs to deliver products and solutions that enable our clients to meet their compliance requirements. The demand for our products and solutions is subject to changes in new regulatory requirements and compliance deadlines, which could impact our financial results. We cannot predict whether or when future health care reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented, or what impact those initiatives may have on our business, results of operations and financial condition.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other things, the ACA, creates initiatives to promote quality indicators in payment methodologies and the coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. The taxes imposed by the new federal legislation and the expansion of government’s role in the U.S. healthcare industry, as well as changes to the reimbursement amounts paid by payers for our current and future offerings, may reduce our profits and have a materially adverse effect on our business, financial condition, results of operations, and cash flows.

Furthermore, since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. We face uncertainties that might result from legislative, executive, and administrative actions and future healthcare measures and agency rules implemented by at the federal and state levels. Any changes to the ACA or implementation of cost containment measures or other healthcare reforms are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations, or may prevent us from being able to generate revenue or attain profitability. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business. Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We currently engage in business and sales with select government and state-owned entities outside of the United States. In addition, we engage third-party intermediaries to promote and sell certain of our products and solutions abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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

State laws prohibit the practice of medicine without a license. Our Eviti reports delivered to physicians provide information regarding FDA-approved therapies and clinical trials that oncologists may use in making treatment decisions for their patients. We make members of our organization available to clinicians to discuss the information provided in the report. Our customer service representatives provide support to our customers, including assistance in interpreting the results of our Eviti solution. A governmental authority or third party could allege that the identification of available therapies and clinical trials in our reports and the related customer service we provide constitute the practice of medicine. A state may seek to have us discontinue the inclusion of certain aspects of our reports or the related services we provide or subject us to fines, penalties, or licensure requirements. Any determination that we are practicing medicine without a license may result in significant liability to us and harm to our reputation and/or our Eviti business.

Errors, misconduct, or illegal activity on the part of our customers may result in claims against us.

We rely on our customers, and we contractually obligate them, to provide us with accurate and appropriate data and directives for our actions. We rely upon our customers, as users of our solutions and systems infrastructure, for key activities to produce proper claims for reimbursement. Failure of customers to provide these data and directives or to perform these activities may result in claims against us that our reliance was misplaced.
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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2021 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. For example, on April 13, 2021 we and our wholly owned subsidiary, NaviNet, as guarantor, entered into a note purchase agreement with Highbridge Capital Management, LLC and certain other buyers, including Nant Capital, LLC, ("Nant Capital") to issue and sell $137.5 million in aggregate principal amount of our 2021 Notes in a private placement pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. The 2021 Notes were issued on April 27, 2021. In addition, under the terms of the 2021 Notes, we may be required to repurchase the notes of such series at a price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, upon the occurrence of a fundamental changes (as defined in the indenture governing the 2021 Notes). For example, in connection with the issuance of the 2021 Notes and the related amended and restated promissory notes on April 27, 2021, we provided a notice of fundamental change (as defined in the indenture governing our 5.5% senior convertible notes due 2021 (the “2016 Notes”)) and an offer to repurchase all of the outstanding 2016 Notes. On May 25, 2021, we purchased approximately $55.6 million of the outstanding 2016 Notes (“Fundamental Change Repurchase”) and paid approximately $1.4 million of accrued and unpaid interest thereon.

Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the 2021 Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We early adopted this standard on January 1, 2021, and thus, the accounting for our convertible notes was transitioned to the application of this standard as of January 1, 2021. Upon the adoption of ASU 2020-06, the cash conversion model was eliminated, and we will no longer separate our convertible notes into liability and equity components. As a result, there is no longer an associated debt discount or subsequent amortization to be recognized as interest expense due to bifurcation. The elimination of these separation models will reduce our non-cash interest expense, and thereby reduce our net loss. In addition, ASU 2020-06 requires the use of the if-converted method to calculate our diluted shares outstanding for all convertible instruments, which could adversely affect our diluted earnings per share.

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
Risks related to our common stock
Dr. Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, and entities affiliated with him, collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.
As of February 25, 2022, our Chairman and Chief Executive Officer and our principal stockholder, Dr. Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 62% of the voting power of our common stock. As a result, Dr. Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
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
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 62% of the voting power of our common stock as of February 25, 2022.
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
Prior to our initial public offering in June 2016, there was no public market for our common stock. Although our common stock is listed on The Nasdaq Global Select Market (Nasdaq"), the market for our shares has demonstrated varying levels of trading activity. Further, because a significant amount of our common stock following our initial public offering is and is expected to continue to be held by our Chairman and Chief Executive Officer, Dr. Soon-Shiong, and entities affiliated with him, we have relatively small historic trading volumes. As a result of these and other factors, you may not be able to sell your common stock quickly or at or above the price you purchased your stock or at all. Further, an inactive market may also impair our ability to raise capital by selling additional common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our common stock as consideration.
The trading price of our common stock has been and may continue to be volatile. This volatility may affect the price at which you could sell our common stock, the notes and any common stock you receive upon conversion of your notes.
The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including:

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
We are required, pursuant to Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are required to comply with, among other requirements, the auditor attestation requirements of Section 404. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We have engaged outside consultants who function in the capacity of an internal audit group, and we will continue to hire additional consultants, accounting and financial staff with appropriate public company experience and technical accounting knowledge as we maintain the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future.

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

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we may be late with the filing of our periodic reports, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business and would have a material adverse effect on our business, financial condition and results of operations. Failure to remedy our current and any future material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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
In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price and a minimum public float. In particular, we are required to maintain a minimum bid price of $1.00 per share. On February 18, 2022, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our common stock.

We have a compliance period for the Minimum Bid Price Rule of 180 calendar days, or until August 17, 2022, in which to regain compliance, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A). If, at any time before that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we have achieved compliance with the Rule.

If we do not achieve compliance with the Minimum Bid Price Rule during the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, the Staff could provide notice that the common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Staff to a Hearings Panel (the “Panel”). We expect that our common stock would remain listed pending the Panel's decision. However, there can be no assurance that, if we do appeal the delisting determination by the Staff to the Panel, that such appeal would be successful, or that we will be able to regain compliance with the Minimum Bid Price Rule or maintain compliance with the other listing requirements.

If we fail to effect a reverse stock split, thus regaining compliance with the Minimum Bid Price Rule, our common stock may be delisted. Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.
We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will be required to devote substantial time to public company compliance initiatives.
As a public company, listed in the United States, and increasingly after we no longer qualify as a “smaller reporting company,” we have incurred and will continue to incur significant additional legal, accounting and other expenses as a result of operating as a public company. In addition, changing laws and regulations and standards relating to corporate governance and public disclosure, including compliance with the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel have and will continue to devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and, as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including provisions of the Sarbanes-Oxley Act, Dodd-Frank Act and rules adopted by the SEC and Nasdaq, will likely result in increased costs to us as we respond to their requirements. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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

We are a “smaller reporting company" and the reduced disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.
Although we no longer qualify as an emerging growth company, we qualify as a “smaller reporting company” during fiscal year 2022, which allows us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. These exemptions include:

•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations” disclosure;
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting; and
•reduced disclosure obligations regarding executive compensation.

Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or more volatile.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 62% of the voting power of our common stock, as of February 25, 2022), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Morrisville, North Carolina and we also have offices in El Segundo, California, where we occupy facilities totaling approximately 8,000 square feet on a month-to-month basis pursuant to a Shared Services Agreement with NantWorks. We use these facilities for administration, sales and marketing, research and development, engineering, customer support, and professional services. In addition, we have two U.S. locations across two states and two international locations. Our key facilities include the following:
•United States
◦Boston, Massachusetts
◦Philadelphia, Pennsylvania

•International
◦Belfast, Northern Ireland
◦Ottawa, Canada

We believe that our facilities are adequate to meet our needs in the near term, and that, if needed, suitable additional space will be available to accommodate any expansion of our operations.
The following table outlines our facilities location, square footage, and use:

City	State	Country	Sq ft	Type	Business Nature/Use
Boston	MA	USA	31,752	Lease	Administrative, sales, customer support, R&D, engineering, professional services
Belfast	NI	UK	15,500	Lease	R&D, engineering, administrative
Philadelphia	PA	USA	14,183	Lease	Administrative, sales, customer support, R&D, engineering, professional services
Ottawa	ON	CA	4,202	Lease	Administrative, sales, customer support, R&D, engineering, professional services
			65,637
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

Holders of Record

As of February 24, 2022, we had approximately 108 holders of record of our common stock. We believe the actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

No cash dividends were declared for our common stock during the fiscal years ended in 2021 and 2020. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer

We did not make any stock repurchases during the twelve months ended December 31, 2021.
Item 6. Reserved

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
NantHealth’s product portfolio comprises the latest technology in payer/provider collaboration platforms for real-time coverage decision support (NaviNet and Eviti), and data solutions that include multi-data analysis, reporting and professional services offerings (Quadris). In addition, The OpenNMS Group, Inc. ("OpenNMS"), a NantHealth subsidiary, helps businesses monitor and manage network health and performance. Altogether, we generally derive revenue from SaaS subscription fees, support services, professional services, molecular analysis services, and revenue sharing through collaborations with complementary businesses.

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
•strengthen our commercial organization to increase our NantHealth solutions customer base and to broaden usage of our solutions by existing customers;
•develop new features and functionality for NantHealth solutions to address the needs of current and future healthcare provider and payer, self-insured employer and biopharmaceutical company customers, as well as logistics, telecommunications and other customers through OpenNMS; and
•publish scientific and medical advances.

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
Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of December 31, 2021, our accumulated deficit was approximately $1.1 billion. We expect to continue to incur operating losses over the near term as we expand our commercial operations and invest further in NantHealth solutions.
We plan to (i) continue investing in our infrastructure, including but not limited to solution development, sales and marketing, implementation and support, (ii) continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, (iii) add new customers through maintaining and expanding sales, marketing and solution development activities, (iv) expand our relationships with existing customers through delivery of add-on and complementary solutions and services and (v) continue our commitment of service in support of our customer satisfaction programs.

Purchase, Exchange and Prepayment of Convertible Notes
On April 13, 2021, we and our wholly owned subsidiary, NaviNet (the “Guarantor”) entered into a note purchase agreement (the “Note Purchase Agreement”) with Highbridge Capital Management, LLC and one of its affiliates (“Highbridge”) and Nant Capital, an entity affiliated with Dr. Patrick Soon-Shiong, the Company's Executive Chairman, to issue and sell $137.5 million in aggregate principal amount of our 4.5% convertible senior notes due 2026 (the “2021 Notes”) in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Note Purchase Agreement includes customary representations, warranties and covenants by us. Under the terms of the Note Purchase Agreement, we have agreed to indemnify the buyers against certain liabilities. The 2021 Notes were issued on April 27, 2021. The 2021 Notes will mature on April 15, 2026, unless earlier repurchased, redeemed or converted.

On April 13, 2021, we entered into a transaction with Highbridge to exchange $5.0 million of its $36.9 million in existing 5.5% convertible senior notes due 2021 (the “2016 Notes”) and with Cambridge Equities, L.P. ("Cambridge"), an entity affiliated with Dr. Soon-Shiong, to exchange $5.0 million of its $10.0 million in existing 2016 Notes for shares of our common stock, par value $0.0001 (the “Common Stock”), pursuant to an exchange agreement dated as of April 13, 2021 (the “Exchange Agreement”).

On April 27, 2021, concurrent with the 2021 Notes issuance, the Company used the proceeds to prepay the remaining $31.9 million principal amount of the 2016 Notes held by Highbridge, including $0.6 million of accrued interest on such 2016 Notes.

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

On April 27, 2021, in connection with the issuance of the 2021 Notes and the amended and restated promissory notes, we provided a notice of a fundamental change (as defined in the indenture governing the 2016 Notes) and an offer to repurchase all our outstanding 2016 Notes. On May 25, 2021, the Company purchased $55.6 million of the outstanding 2016 Notes, including accrued and unpaid interest thereon.
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

In August 2021, the Company purchased the remaining 9%, or 241,485 shares of outstanding OpenNMS common stock held by the remaining shareholders, for $0.6 million in cash. As of August 24, 2021, the Company owns 100% of the outstanding common stock of OpenNMS.
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
Nasdaq Delisting
On February 18, 2022, we received a notice (the “Notice”) from The Nasdaq Stock Market LLC (‘Nasdaq”) informing us that for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Notice has no immediate effect on our Nasdaq listing or trading of our common stock. We have 180 calendar days, or until August 17, 2022, to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by August 17, 2022, we may be eligible for additional time to regain compliance or if we are otherwise not eligible, we may request a hearing before a Hearings Panel.
2020 Sale of the Connected Care Business
On January 13, 2020, we entered into an asset purchase agreement (the “Purchase Agreement”) with Masimo Corporation (“Masimo”), VCCB Holdings, Inc., a wholly owned subsidiary of Masimo (collectively with Masimo, the “Purchaser”), and, solely with respect to certain provisions of the Purchase Agreement, NantWorks, LLC ("NantWorks"), an affiliate of ours. Pursuant to the Purchase Agreement, we agreed to sell to the Purchaser certain of our assets related to our “Connected Care” business, including the products known as DCX (formerly DeviceConX), VCX (formerly VitalsConX), HBox and Shuttle Cable (collectively, the “Connected Care Business”). On February 3, 2020, we completed the sale of the Connected Care Business for $47.3 million of cash consideration in exchange for assets primarily related to the Connected Care Business (as defined under the terms of the Purchase Agreement). The cash consideration was subject to adjustment based upon the final amount of working capital as of the closing date.

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

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 12 of the Consolidated Financial Statements). We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. The total estimated liability was $35.7 million and $33.9 million as of December 31, 2021 and 2020, respectively.
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

Non-GAAP net loss from continuing operations excludes the effects of (1) loss from equity method investments including impairment losses, (2) stock-based compensation expense, (3) loss on exchange and prepayment of the 2016 Notes, (4) change in fair value of the derivatives liability, (5) change in fair value of the Bookings Commitment, (6) noncash interest expense related to the convertible notes, (7) intangible assets amortization, (8) impairment of intangible assets, including internal-use software, (9) securities litigation costs, and (10) the impacts of certain income tax benefits and provisions from noncash activity.

The following table reconciles Net loss from continuing operations attributable to NantHealth to Net loss from continuing operations attributable to NantHealth - Non-GAAP for the years ended December 31, 2021 and 2020:

(Dollars in thousands, except per share amounts)	Year Ended December 31,
	2021	2020
Net loss from continuing operations attributable to NantHealth	$(58,282)	$(88,319)
Adjustments to GAAP net loss from continuing operations attributable to NantHealth:
Loss from related party equity method investment	—	31,702
Stock-based compensation expense from continuing operations	3,879	2,722
Loss on Exchange and Prepayment of 2016 Notes	742	—
Change in fair value of derivatives liability	(4)	4
Change in fair value of Bookings Commitment	2,323	11,168
Noncash interest expense related to convertible notes	622	6,477
Intangible amortization from continuing operations	8,880	8,395
Impairment of intangible assets, including internal-use software	—	729
Securities litigation costs	—	(103)
Tax provision (benefit) resulting from certain noncash tax items	(60)	228
Total adjustments to GAAP net loss from continuing operations attributable to NantHealth	16,382	61,322
Net loss from continuing operations attributable to NantHealth - Non-GAAP	$(41,900)	$(26,997)

Weighted average basic common shares outstanding	114,148,604	110,954,858

Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.37)	$(0.24)

The following table reconciles Net loss per common share from continuing operations attributable to NantHealth to Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net loss per common share from continuing operations attributable to NantHealth	$(0.51)	$(0.80)
Adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth:
Loss from related party equity method investment	—	0.29
Stock-based compensation expense from continuing operations	0.04	0.02
Loss on Exchange and Prepayment of 2016 Notes	0.01	—
Change in fair value of derivatives liability	—	—
Change in fair value of Bookings Commitment	0.01	0.10
Noncash interest expense related to convertible notes	—	0.06
Intangible amortization from continuing operations	0.08	0.08
Impairment of intangible assets, including internal-use software	—	0.01
Securities litigation costs	—	—
Tax provision (benefit) resulting from certain noncash tax items	—	—
Total adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth	0.14	0.56
Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.37)	$(0.24)

Components of Our Results of Operations
Revenue
We generate our revenue from the sale of SaaS, maintenance, and services. Our systems infrastructure and platforms support the delivery of both personalized comprehensive sequencing and molecular analysis, the implementation of value-based care models across the healthcare continuum, and maintenance of reliable network connections. We generate revenue from the following sources:

Software-as-a-service related - SaaS related revenue is generated from our customers’ access to and usage of our hosted software solutions on a subscription basis for a specified contract term. In SaaS arrangements, the customer cannot take possession of the software during the term of the contract and generally only has the right to access and use the software and receive any software upgrades published during the subscription period. Solutions sold under a SaaS model include our Eviti platform solutions and NaviNet.

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
Impairment of intangible assets, including internal use software
Impairment of intangible assets consists of the impairment loss from the NantHealth Labs definite-lived intangible asset and certain internal-use software.
Interest Expense, Net
Interest expense, net primarily consists of interest expense associated with our outstanding borrowings, including coupon interest expense, amortization of debt discounts and amortization of deferred financing offering cost, offset by interest income earned on our cash and cash equivalents.
Other Expense, Net
Other expense, net consists primarily of foreign currency gains (losses), changes in the fair value of the Bookings Commitment, changes in the fair value of our derivative liability, and other non-recurring items.
Loss from Related Party Equity Method Investment
Loss from related party equity method investment consists of our pro rata share of losses of a company that we have an ownership interest in and account for under the equity method of accounting, amortization of basis differences, and other-than-temporary impairments in the value of our investment. We regularly evaluate our investment, which is not carried at fair value, for other-than-temporary-impairment in accordance with U.S. GAAP.

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
Income from Discontinued Operations, Net of Tax, Attributable to NantHealth
Income from discontinued operations, net of tax, attributable to NantHealth consists of earnings or losses related to the disposition of components of our business.
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests consists of earnings or losses related to minority ownership of components of our business.

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated:

(Dollars in thousands)	Year Ended December 31,
	2021	2020
Revenue
Software-as-a-service related	$60,402	$72,198
Maintenance	1,717	677
Professional services	507	86
Total software-related revenue	62,626	72,961
Other	23	211
Total net revenue	62,649	73,172

Cost of Revenue
Software-as-a-service related	21,503	23,056
Maintenance	1,174	361
Professional services	14	16
Amortization of developed technologies	4,988	4,755
Total software-related cost of revenue	27,679	28,188
Other	128	1,038
Total cost of revenue	27,807	29,226

Gross Profit	34,842	43,946

Operating Expenses
Selling, general and administrative	52,092	48,534
Research and development	19,707	17,274
Amortization of acquisition-related assets	3,942	3,676
Impairment of intangible assets, including internal-use software	—	729
Total operating expenses	75,741	70,213
Loss from operations	(40,899)	(26,267)
Interest expense, net	(14,481)	(19,199)
Other expense, net	(3,089)	(10,824)
Loss from related party equity method investment	—	(31,702)
Loss from continuing operations before income taxes	(58,469)	(87,992)
Provision for income taxes	97	447
Net loss from continuing operations	(58,566)	(88,439)
Income from discontinued operations, net of tax, attributable to NantHealth	23	31,993
Net loss	(58,543)	(56,446)
Net loss attributable to noncontrolling interests	(284)	(120)
Net loss attributable to NantHealth	$(58,259)	$(56,326)

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Year Ended December 31,
	2021	2020
Revenue
Software-as-a-service related	96.5%	98.7%
Maintenance	2.7%	0.9%
Professional services	0.8%	0.1%
Total software-related revenue	100.0%	99.7%
Other	0.0%	0.3%
Total net revenue	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	34.3%	31.5%
Maintenance	1.9%	0.5%
Professional services	0.0%	0.0%
Amortization of developed technologies	8.0%	6.5%
Total software-related cost of revenue	44.2%	38.5%
Other	0.2%	1.4%
Total cost of revenue	44.4%	39.9%

Gross Profit	55.6%	60.1%

Operating Expenses
Selling, general and administrative	83.1%	66.3%
Research and development	31.5%	23.6%
Amortization of acquisition-related assets	6.3%	5.0%
Impairment of intangible assets, including internal-use software	0.0%	1.1%
Total operating expenses	120.9%	96.0%
Loss from operations	(65.3)%	(35.9)%
Interest expense, net	(23.1)%	(26.2)%
Other expense, net	(4.9)%	(14.8)%
Loss from related party equity method investment	0.0%	(43.4)%
Loss from continuing operations before income taxes	(93.3)%	(120.3)%
Provision for income taxes	0.2%	0.6%
Net loss from continuing operations	(93.5)%	(120.9)%
Income from discontinued operations, net of tax, attributable to NantHealth	0.0%	43.7%
Net loss	(93.5)%	(77.2)%
Net loss attributable to noncontrolling interests	(0.5)%	(0.2)%
Net loss attributable to NantHealth	(93.0)%	(77.0)%

Comparison of the years ended December 31, 2021 and 2020
Revenue

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2021	2020	2021 vs. 2020
	Amount	Amount	Amount	Percentage
Software-as-a-service related	$60,402	$72,198	$(11,796)	(16.3)%
Maintenance	1,717	677	1,040	153.6%
Professional services	507	86	421	489.5%
Total software-related revenues	62,626	72,961	(10,335)	(14.2)%
Other	23	211	(188)	(89.1)%
Total net revenue	$62,649	$73,172	$(10,523)	(14.4)%

Total revenue decreased $10.5 million, or 14.4%, from $73.2 million for the year ended December 31, 2020 to $62.6 million for the year ended December 31, 2021. The total decline in revenue was driven primarily by a decrease in our SaaS revenue.
The decrease in SaaS revenue was primarily attributable to a decrease of $7.6 million in Statement of Works ("SOWs") on professional implementation services that became fully amortized as of December 31, 2020, and two customer contracts that ended in June 2020 and June 2021, which contributed to a $2.4 million and $3.8 million decrease, respectively. These decreases were partially offset by a $1.4 million increase in other SaaS revenues and higher revenues of $1.2 million from our Eviti platform driven by an expansion in covered lives on our largest customer.
Maintenance and professional services revenue increased $1.5 million due to a full year of revenues recognized on the acquisition of OpenNMS in July 2020.
We believe that significant opportunities exist for expanded cross-selling across our products and across our existing customer base, including Eviti, NaviNet, and OpenNMS customer bases.
Cost of Revenue

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2021	2020	2021 vs. 2020
	Amount	Amount	Amount	Percentage
Software-as-a-service related	$21,503	$23,056	$(1,553)	(6.7)%
Maintenance	1,174	361	813	225.2%
Professional services	14	16	(2)	(12.5)%
Amortization of developed technologies	4,988	4,755	233	4.9%
Total software-related cost of revenue	27,679	28,188	(509)	(1.8)%
Other	128	1,038	(910)	(87.7)%
Total cost of revenue	$27,807	$29,226	$(1,419)	(4.9)%

Cost of revenue decreased $1.4 million, or 4.9%, from $29.2 million in the year ended December 31, 2020 to $27.8 million for the year ended December 31, 2021. The decrease in cost of revenue was primarily driven by a decrease in our SaaS solutions.
The decrease in SaaS related cost of revenue was primarily attributable to lower amortization of internal-use software of $1.2 million as internally developed assets became fully amortized, and $1.0 million decrease in personnel costs driven by higher capitalization of labor costs for the development of internal-use software. These decreases were partially offset by an increase in software and licensing costs of $0.3 million.

Maintenance and professional services related costs of revenue increased $0.8 million due to a full year of cost of revenues recognized on the acquisition of OpenNMS. The increase in amortization of developed technologies of $0.2 million was also attributed to the acquisition of OpenNMS.
Other cost of revenue decreased $0.9 million and was primarily attributable to lower amortization of internal-use software that was impaired in December of 2020.

Selling, General and Administrative

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2021	2020	2021 vs. 2020
	Amount	Amount	Amount	Percentage
Selling, general and administrative	$52,092	$48,534	$3,558	7.3%

Selling, general and administrative expenses increased $3.6 million, or 7.3%, from $48.5 million for the year ended December 31, 2020 to $52.1 million for the year ended December 31, 2021. The increase was primarily attributable to $3.8 million of higher costs due to a full year of selling, general and administrative expenses recognized from OpenNMS, which was acquired in July of 2020. These increases were partially offset by a $0.6 million decline in personnel related costs in other product lines.
Research and Development

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2021	2020	2021 vs. 2020
	Amount	Amount	Amount	Percentage
Research and development	$19,707	$17,274	$2,433	14.1%

Research and development expenses increased $2.4 million, or 14.1%, from $17.3 million for the year ended December 31, 2020 to $19.7 million for the year ended December 31, 2021. The increase was primarily attributable to $2.2 million of higher costs due to a full year of research and development expenses recognized on the acquisition of OpenNMS.
Amortization of Acquisition-related Assets

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2021	2020	2021 vs. 2020
	Amount	Amount	Amount	Percentage
Amortization of acquisition-related assets	$3,942	$3,676	$266	7.2%

Amortization of acquisition-related assets increased $0.3 million, or 7.2%, from $3.7 million for the year ended December 31, 2020 to $3.9 million for the year ended December 31, 2021, as a result of a full year of amortization recognized on the acquisition of OpenNMS.

Interest Expense, Net

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2021	2020	2021 vs. 2020
	Amount	Amount	Amount	Percentage
Interest expense, net	$14,481	$19,199	$(4,718)	(24.6)%

Interest expense, net decreased by $4.7 million, from $19.2 million for the year ended December 31, 2020 to $14.5 million for the year ended December 31, 2021. On January 1, 2021, the Company early adopted Accounting Standards Update ("ASU') No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), resulting in $5.7 million of less noncash interest expense. This decrease was partially offset by $0.7 million in higher convertible debt interest driven by the convertible notes issued in 2021, and an increase in additional interest on the Nant Capital Note of $0.3 million.

Refer to the section entitled "Liquidity and Capital Resources" below and Note 11, and Note 19 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our Convertible Notes and the Nant Capital Note.
Other Expense, Net

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2021	2020	2021 vs. 2020
	Amount	Amount	Amount	Percentage
Other expense, net	$3,089	$10,824	$(7,735)	(71.5)%

Other expense, net decreased by $7.7 million, from $10.8 million for the year ended December 31, 2020 to $3.1 million for the year ended December 31, 2021. The expense during 2021 was primarily attributable to a $2.3 million increase in the fair value of the Bookings Commitment liability, as a result of changes in the cost of debt due to macroeconomic factors and the passage of time. In addition, we recognized a $0.7 million loss resulting from the exchange and prepayment of the convertible notes issued in 2016. The expense during 2020 was mainly driven by a $11.2 million increase in the fair value of the Bookings Commitment liability, partially offset by income from transition services provided to Masimo related to the sale of the Connected Care Business.
Loss from Related Party Equity Method Investment

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2021	2020	2021 vs. 2020
	Amount	Amount	Amount	Percentage
Loss from related party equity method investment	$—	$31,702	$(31,702)	(100.0)%

The 2020 loss from related party equity method investment is related to our pro rata share of losses from our investment in NantOmics, amortization of the basis difference in the investment, and impairment losses. The loss in 2020 was primarily due to an other-than-temporary impairment of the full carrying value of our investment in NantOmics of $28.2 million at June 30, 2020 (see Note 10 to the accompanying Consolidated Financial Statements).

Income from Discontinued Operations, Net of Tax, Attributable to NantHealth

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2021	2020	2021 vs. 2020
	Amount	Amount	Amount	Percentage
Income from discontinued operations, net of tax, attributable to NantHealth	$23	$31,993	$(31,970)	(99.9)%

For the year ended December 31, 2020, income from discontinued operations, net of tax, attributable to NantHealth was primarily related to the gain on sale of the Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements).

Liquidity and Capital Resources
Sources of Liquidity

As of December 31, 2021, we had cash and cash equivalents of $29.1 million, compared to $22.8 million as of December 31, 2020, of which $0.8 million and $0.4 million, respectively, related to foreign subsidiaries.

We believe our existing cash and cash equivalents will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements. We also continue to have our Chairman and CEO’s intent and ability to support our operations with additional funds as required, including our ability to borrow on the $125.0 million promissory note with Nant Capital (see Note 19 to the accompanying Consolidated Financial Statements). We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including promissory notes with Nant Capital and affiliates, convertible notes, the sale of its common stock, and proceeds from the sale of components of its business.

Convertible Notes

On April 13, 2021, we and our wholly owned subsidiary, NaviNet entered into a Note Purchase Agreement with Highbridge and Nant Capital and issued $137.5 million in aggregate principal amount of our 2021 Notes in a private placement. The 2021 Notes were issued on April 27, 2021. The total net proceeds from this offering were approximately $136.8 million, after deducting Highbridge’s debt issuance costs of $0.1 million and $0.6 million in debt issuance costs paid to third parties in connection with the 2021 Notes offering. The 2021 Notes will mature on April 15, 2026, unless earlier repurchased, redeemed or converted.

On April 27, 2021, concurrent with the 2021 Notes issuance, the Company used the proceeds to prepay the remaining $31.9 million of principal amount of the 2016 Notes held by Highbridge and $0.6 million of accrued interest on such 2016 Notes. On April 27, 2021, in connection with the issuance of the 2021 Notes, we provided a notice of a fundamental change (as defined in the indenture governing the 2016 Notes) and an offer to repurchase all our outstanding 2016 Notes. On May 25, 2021, the Company purchased $55.6 million of the outstanding 2016 Notes, including accrued and unpaid interest thereon. On December 15, 2021, the maturity date of the 2016 notes, the Company paid the remaining $9.5 million of the outstanding principal balance on the 2016 Notes, including accrued and unpaid interest thereon.

Open Market Sale Agreement

On November 12, 2021, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”) under which it may offer and sell up to $30.0 million of shares of our common stock, par value $0.0001 per share (the “Shares”), from time to time through the Sales Agent. The sales and issuances of the Shares under the Sale Agreement will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (the “Registration Statement”) that was declared effective on May 6, 2021.

The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with their normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market LLC, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company has agreed to pay the Sales Agent a commission of 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act of 1933, as amended.

Nant Capital Notes

In January 2016, we executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Soon-Shiong. As of December 31, 2021, the total advances made by Nant Capital to us pursuant to the note was approximately $112.7 million. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. When a repayment is made, Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.
On August 8, 2018, we executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, we executed an agreement with Nant Capital to amend and restate the original promissory note, allowing us to request advances up a maximum commitment of $125.0 million that bears interest at a per annum rate of 5.5%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the 2016 Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. On April 27, 2021, in connection with the issuance of the 2021 Notes, we and Nant Capital entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2020, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. The promissory note includes customary negative covenants. No advances have currently been made under the promissory note. At December 31, 2021, we were in compliance with the covenants.
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
Capital Expenditures
Our principal material cash requirements consist of obligations under our outstanding debt obligations related to the Convertible Notes and Nant Capital Note, Bookings Commitment, and non-cancelable leases for our office space. Refer to Note 11, Note 12, Note 13, and Note 19, respectively, to the accompanying Consolidated Financial Statements.

Additionally, our estimated non-cancelable contractual obligations for our enterprise resource planning implementation project through the shared services agreement with NantWorks total approximately $0.8 million. See Note 14 and Note 19 to the accompanying Consolidated Financial Statements.
Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet arrangements.

Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Year Ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities	$(27,689)	$(16,854)
Investing activities	(5,637)	35,254
Financing activities	40,577	(555)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(62)
Net increase in cash, cash equivalents and restricted cash	$7,240	$17,783

To date, our operations have been primarily financed through the proceeds from related party promissory notes, including the 2016 and 2021 Notes, the sale of components of our business, and through equity issuances, including net cash proceeds from our IPO. In June 2016, we sold 6,900,000 shares of common stock at a price of $14.00 per share, which includes 400,000 shares sold to the underwriter upon exercise of their overallotment option to purchase additional shares of our Company. We raised net proceeds of $83.6 million from our IPO, after underwriting fees, discounts and commissions of $4.9 million and other offering costs of $8.1 million. In December 2016, we issued convertible notes to a related party and others for aggregate net proceeds of $102.7 million, $9.9 million from Cambridge, and $92.8 million from others, after deducting underwriting discounts and commissions and offering costs of $4.3 million. In February 2020, we received $47.3 million in proceeds from the sale of our Connected Care Business. In April 2021, we issued convertible notes to a related party and others for aggregate net proceeds of $136.8 million, $62.2 million from Nant Capital, and $74.6 million from Highbridge, after deducting offering costs of $0.7 million.
Operating Activities
Our cash flows from operating activities have been driven by rate of revenue, billings, and collections, the timing and extent of spending to support product development efforts and enhancements to existing services, the timing of general and administrative expenses, and the continuing market acceptance of our solutions.
In addition, our net loss in the year ended December 31, 2021 has been greater than our use of cash for operating activities due to the inclusion of noncash charges.
Cash used in operating activities of $27.7 million in the year ended December 31, 2021 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. In the year ended December 31, 2021, $23.3 million, or 40%, of our net loss of $58.5 million consisted of noncash items, including $15.7 million of depreciation and amortization expense, $3.9 million in stock-based compensation expense, a $2.3 million increase in the fair value of the Bookings Commitment liability, a $0.7 million loss on Exchange and Prepayment of the 2016 Notes, and $0.6 million amortization of debt discounts and deferred financing offering costs.
Changes in working capital increased cash by $7.5 million in the year ended December 31, 2021. The change in cash was primarily attributable to a $1.3 million increase in accrued and other current liabilities, a $8.1 million increase in related party payables, net, a $2.9 million increase in deferred revenues, offset by a $2.7 million increase in accounts receivable and a $1.9 million decrease in accounts payable.

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
Investing Activities
For the year ended December 31, 2021, net cash used in investing activities was comprised of $5.1 million for the purchase of property and equipment, including internal-use software and $0.6 million of investment to purchase the non-controlling interest of OpenNMS.
Our primary investing activities for the year ended December 31, 2020 consisted of the sale of our Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements) and capital expenditures to develop our software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure. We received $35.3 million of cash from investing activities in the year ended December 31, 2020, comprised of $46.4 million of net proceeds from the sale of our Connected Care Business (see Note 4 to the accompanying Consolidated Financial Statements), offset by $5.5 million net cash paid for the acquisition of OpenNMS (see Note 19 to the accompanying Consolidated Financial Statements) and $5.7 million of investment used for the purchase of property and equipment, including internal-use software.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2021 was $40.6 million, primarily related to the issuance of the 2021 Notes of $137.5 million, offset by payments on the 2016 Notes of $97.0 million (see Note 11 to the accompanying Consolidated Financial Statements).

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
Smaller Reporting Company Status
Currently, we qualify as a smaller reporting company. As a smaller reporting company, we are eligible and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including, but not limited to:
•An opportunity for reduced disclosure obligations regarding executive compensation in our periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures,
•An opportunity for reduced financial statement disclosure in registration statements and in annual reports on Form 10-K, which only requires two years of audited financial statements rather than the three years of audited financial statements that are required for other public companies,
•An opportunity for reduced audit and other compliance expenses as we are not subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, and
•An opportunity to utilize the non-accelerated filer time-line requirements beginning with our annual report for the year ending December 31, 2021 and quarterly filings thereafter.

For as long as we continue to be a smaller reporting company, we expect that we will take advantage of both the reduced internal control audit requirements and the disclosure obligations available to us as a result of this classification.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2021, we had $29.1 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Primarily all our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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
Foreign Currency Risk
We maintain offices and bank accounts in the United Kingdom and Canada. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2021 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of NantHealth, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NantHealth, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2020-06

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible debt in the year ended December 31, 2021 due to the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Los Angeles, California
February 25, 2022

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$29,084	$22,787
Accounts receivable, net	5,810	3,273
Related party receivables, net	506	1,031
Prepaid expenses and other current assets	4,010	3,504
Total current assets	39,410	30,595
Property, plant, and equipment, net	12,366	13,102
Goodwill	98,333	98,333
Intangible assets, net	39,039	47,969
Related party receivable, net of current	1,012	823
Operating lease right-of-use assets	6,048	7,539
Other assets	1,620	1,927
Total assets	$197,828	$200,288

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,204	$5,122
Accrued and other current liabilities	16,358	13,975
Deferred revenue	2,440	1,166
Related party payables, net	5,161	4,238
Notes payable	782	268
Related party convertible note, net	—	9,411
Convertible notes, net	—	90,578
Total current liabilities	27,945	124,758
Deferred revenue, net of current	2,024	393
Related party liabilities	38,278	31,091
Related party promissory note	112,666	112,666
Related party convertible note, net	62,268	—
Convertible notes, net	74,603	—
Deferred income taxes, net	1,775	1,853
Operating lease liabilities	6,248	8,170
Other liabilities	34,013	32,757
Total liabilities	359,820	311,688
Commitments and Contingencies (Note 14)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 115,505,244 and 111,284,733 shares issued and outstanding at December 31, 2021 and 2020, respectively	12	11
Additional paid-in capital	891,105	891,583
Accumulated deficit	(1,052,897)	(1,003,210)
Accumulated other comprehensive loss	(212)	(168)
Total NantHealth stockholders' deficit	(161,992)	(111,784)
Noncontrolling interests	—	384
Total stockholders' deficit	(161,992)	(111,400)
Total liabilities and stockholders' deficit	$197,828	$200,288
The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenue
Software-as-a-service related	$60,402	$72,198
Maintenance	1,717	677
Professional services	507	86
Total software-related revenue	62,626	72,961
Other	23	211
Total net revenue	62,649	73,172

Cost of Revenue
Software-as-a-service related	21,503	23,056
Maintenance	1,174	361
Professional services	14	16
Amortization of developed technologies	4,988	4,755
Total software-related cost of revenue	27,679	28,188
Other	128	1,038
Total cost of revenue	27,807	29,226

Gross Profit	34,842	43,946

Operating Expenses
Selling, general and administrative	52,092	48,534
Research and development	19,707	17,274
Amortization of acquisition-related assets	3,942	3,676
Impairment of intangible assets, including internal-use software	—	729
Total operating expenses	75,741	70,213
Loss from operations	(40,899)	(26,267)
Interest expense, net	(14,481)	(19,199)
Other expense, net	(3,089)	(10,824)
Loss from related party equity method investment	—	(31,702)
Loss from continuing operations before income taxes	(58,469)	(87,992)
Provision for income taxes	97	447
Net loss from continuing operations	(58,566)	(88,439)
Income from discontinued operations, net of tax, attributable to NantHealth	23	31,993
Net loss	(58,543)	(56,446)
Net loss attributable to noncontrolling interests	(284)	(120)
Net loss attributable to NantHealth	$(58,259)	$(56,326)

Basic and diluted net loss per share attributable to NantHealth:
Continuing operations - common stock	$(0.51)	$(0.80)
Discontinued operations - common stock	$—	$0.29
Total net loss per share - common stock	$(0.51)	$(0.51)

Weighted average shares outstanding
Basic and diluted - common stock	114,148,604	110,954,858

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(58,543)	$(56,446)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(44)	51
Total other comprehensive income (loss)	(44)	51
Comprehensive loss	(58,587)	(56,395)
Less: Comprehensive loss attributable to noncontrolling interests	(284)	(119)
Comprehensive loss attributable to NantHealth	$(58,303)	$(56,276)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Noncontrolling interests	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2019	110,619,678	$11	$889,955	$(946,884)	$(218)	$(57,136)	$—	$(57,136)
Stock-based compensation expense	—	—	2,725	—	—	2,725	—	2,725
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	665,055	—	(568)	—	—	(568)	—	(568)
Assignment of OpenNMS (see Note 19)	—	—	(529)	—	—	(529)	503	(26)
Other comprehensive income	—	—	—	—	50	50	1	51
Net loss	—	—	—	(56,326)	—	(56,326)	(120)	(56,446)
Balance at December 31, 2020	111,284,733	11	891,583	(1,003,210)	(168)	(111,784)	384	(111,400)
Modified retrospective adjustment on adoption of ASU 2020-06 (Note 2)	—	—	(14,318)	8,572	—	(5,746)	—	(5,746)
Stock-based compensation expense	—	—	4,005	—	—	4,005	—	4,005
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	604,541	—	291	—	—	291	—	291
Stock issued on Exchange of 2016 Notes	3,615,970	1	10,000	—	—	10,001	—	10,001
Purchase of noncontrolling interest	—	—	(456)	—	—	(456)	(100)	(556)
Other comprehensive loss	—	—	—	—	(44)	(44)	—	(44)
Net loss	—	—	—	(58,259)	—	(58,259)	(284)	(58,543)
Balance at December 31, 2021	115,505,244	$12	$891,105	$(1,052,897)	$(212)	$(161,992)	$—	$(161,992)

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2021	2020 (2)
Cash flows from operating activities
Net loss	$(58,543)	$(56,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of businesses	—	(32,211)
Depreciation and amortization	15,723	16,770
Amortization of debt discounts and deferred financing offering cost	623	6,477
Change in fair value of derivatives liability	(4)	4
Impairment of intangible assets, including internal-use software	—	729
Change in fair value of Bookings Commitment	2,323	11,168
Stock-based compensation	3,887	2,648
Deferred income taxes, net	(78)	(23)
Provision for bad debt expense	123	133
Loss on Exchange and Prepayment of 2016 Notes	742	—
Loss from related party equity method investment	—	31,702
Changes in operating assets and liabilities
Accounts receivable, net	(2,660)	4,786
Inventories	—	(18)
Related party receivables, net	336	77
Prepaid expenses and other current assets	(104)	15,143
Accounts payable	(1,914)	1,431
Accrued and other current liabilities	1,324	(19,014)
Deferred revenue	2,905	(7,376)
Related party payables, net	8,066	6,973
Change in operating lease right-of-use assets and liabilities	(422)	(298)
Other assets and liabilities	(16)	491
Net cash used in operating activities	(27,689)	(16,854)

Cash flows from investing activities
Net proceeds from sale of business	—	46,401
Assignment of OpenNMS, net of cash acquired (see Note 19)	—	(5,475)
Purchases of property and equipment, including internal-use software	(5,081)	(5,672)
Purchase of noncontrolling interest	(556)	—
Net cash provided by (used in) investing activities	(5,637)	35,254

Cash flows from financing activities
Proceeds from insurance promissory note	2,324	1,855
Repayments of insurance promissory note and notes payable	(1,810)	(1,842)
Proceeds from exercises of stock options	291	171
Payment of deferred financing costs, related party	(277)	—
Payment of deferred financing costs	(451)	—
Proceeds from related party convertible notes	62,500	—
Proceeds from convertible notes	75,000	—
Payment of convertible notes	(97,000)	—
Tax payments related to stock issued, net of stock withheld, for vested equity awards	—	(739)
Net cash provided by (used) in financing activities	40,577	(555)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(62)
Net increase in cash, cash equivalents and restricted cash	7,240	17,783
Cash, cash equivalents and restricted cash, beginning of period (1)	24,162	6,379
Cash, cash equivalents and restricted cash, end of period (1)	$31,402	$24,162

NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2021	2020
Supplemental disclosure of cash flow information
Income taxes paid	$400	$130
Interest paid	5,628	5,912
Interest received	—	68
Noncash transactions:
Purchases of property and equipment, including internal-use software	118	323
Common stock issued in Exchange for 2016 Notes	10,000	—
(1) Cash and cash equivalents included restricted cash of $2,318, $1,375, and $1,136 at December 31, 2021, 2020, and 2019, respectively. At December 31, 2021, restricted cash of $1,180 is included in prepaid expenses and other current assets and $1,138 is included in other assets. At December 31, 2020, restricted cash of $237 is included in prepaid expenses and other current assets and $1,138 is included in other assets. At December 31, 2019, restricted cash of $1,136 is included in other assets. Restricted cash consists of funds that are contractually restricted as to usage or withdrawal related to the Company's security deposits in the form of standby letters of credit for leased facilities and funds held in an escrow account related to the sale of the Connected Care Business (see Note 4). No amounts have been drawn upon the letters of credit as of December 31, 2021.

(2) The statements for the year ended December 31, 2020 includes the Connected Care Business (see Note 4).

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

On February 3, 2020, the Company sold certain of its assets related to its Connected Care Business (see Note 4).

This divestiture enables the Company to focus on its core competencies of clinical decision support, payer engagement and data analytics.

On July 22, 2020, the Company acquired The OpenNMS Group, Inc. ("OpenNMS") pursuant to an assignment agreement with Cambridge Equities, L.P. ("Cambridge"), a related party (see Note 19). In August 2021, the Company purchased the remaining 9%, or 241,485 shares of outstanding OpenNMS common stock held by the remaining shareholders.

The Company is integrating OpenNMS with NantHealth’s software portfolio and service offerings, as well as expanding the Company’s capabilities in cloud, SaaS, and AI technologies, providing customers with services to maintain reliable network connections for critical data flows that enable patient data collaboration and decision making at the point of care. At the same time, this transaction will allow the Company to expand penetration of OpenNMS services in the healthcare industry.
As of December 31, 2021, the Company conducted the majority of its operations in the United States, Canada, and the United Kingdom.
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

The Company has incurred significant losses and negative cash flows from operations. As of December 31, 2021, the Company had cash and cash equivalents of $29,084 and an accumulated deficit of $1,052,897. The Company had a net loss of $58,543 and used cash of $27,689 for operating activities for the year ended December 31, 2021.

The Company believes its existing cash and cash equivalents will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements. The Company continues to have its Chairman and CEO’s intent and ability to support the Company’s operations with additional funds as required, including our ability to borrow on the $125,000 promissory note with Nant Capital, LLC ("Nant Capital") (see Note 19). The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. The Company may also consider selling off components of its business. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including promissory notes with Nant Capital and affiliates, convertible notes, the sale of its common stock, and proceeds from the sale of components of its business.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates. The estimates and assumptions used in the accompanying Consolidated Financial Statements are based upon management’s evaluation of the relevant facts and circumstances at the balance sheet date. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable allowance, useful lives of long-lived assets and intangible assets, income taxes, stock-based compensation, impairment of long-lived assets and intangible assets, and the expected performance against minimum reseller commitments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented.

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

Certain of the Company’s customer contracts allow for termination for convenience, with advanced notice, without substantive termination penalty. In these cases, the Company has concluded the contract term is equal to the remaining non-cancelable period. Such termination rights do not allow for refunds other than prepaid services. These provisions do not affect when the Company commences revenue recognition.

Contracts with Multiple Promises for Goods and Services

The Company engages in various contracts with promises for multiple goods and services, which may generate revenue across any of the sources noted above.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In certain contracts, the Company recognizes its proprietary software, software license, technical support, maintenance, consulting services, sponsored development services, training, certain professional services, and other software-related services as distinct performance obligations.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Research and development expenses consist primarily of personnel-related costs for employees working on development of solutions, including salaries, benefits, and stock-based compensation. Also included are non-personnel costs such as consulting and professional fees to third-party development resources.
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

All excess tax benefits and tax deficiencies are recognized as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. The recognition of excess tax benefits is deferred until the benefit is realized through a reduction to taxes payable. When the Company applies the treasury stock method in calculating diluted earnings per share, excess tax benefits, if applicable, and deficiencies from the calculation of assumed proceeds are excluded since such amounts are recognized in the income statement. Excess tax benefits if applicable, are classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows.
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

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at December 31, 2021, the fair value of the liability would increase by $3,890.

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
Net Loss Per Share
Basic net loss per common share attributable to NantHealth is computed by dividing the net loss attributable to NantHealth by the weighted average number of shares of common stock outstanding during the respective periods, without consideration of common stock equivalents. Diluted net loss per common share attributable to NantHealth is computed by dividing the net loss attributable to NantHealth by the weighted average number of shares of common stock outstanding during the respective periods, adjusted to give effect to potentially dilutive securities. However, potentially dilutive securities are excluded from the computation of diluted net loss per common share attributable to NantHealth to the extent that their effect is anti-dilutive. If there is a net loss from continuing operations attributable to NantHealth, diluted net loss per share attributable to NantHealth is computed in the same manner as basic net loss per share attributable to NantHealth is computed, even if the Company reports net income as a result of discontinued operations attributable to NantHealth. The Company applies treasury method in calculating weighted average dilutive number of shares for its stock plans. The convertible notes will be reflected in diluted loss per share using the if-converted method until the Company makes an irrevocable settlement election requiring the future settlement of the convertible notes to have the principal amount settled in cash.
Foreign Currency Translation
 The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in the United Kingdom and Canada. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income/loss until the translation adjustments are realized.

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

The Company's fair value estimate of the Bookings Commitment and convertibles notes are based on Level 3 inputs.
Cash and Cash Equivalents
The Company considers all unrestricted, highly liquid investments with an initial maturity of three months or less to be cash equivalents. These amounts are stated at cost, which approximates fair value. At December 31, 2021 and 2020, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. Cash and cash equivalents are maintained at stable financial institutions, generally at amounts in excess of federally insured limits, which represents a concentration of credit risk. The Company has not experienced any losses on deposits of cash and cash equivalents to date.

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
Concentrations of Risk
The following table summarizes the number of customers that individually comprise greater than 10% of revenues and/or 10% of accounts receivable, and their aggregate percentages of total revenues and total billed and unbilled accounts receivable:

Period	Significant Customers	Percentage of Total Revenues				Percentage of Total Accounts Receivable
		A	B	C	E	A	B	D	G
Year Ended December 31, 2021	3	22.8%	12.9%	(1)	(1)	26.2%	12.2%	13.7%	(1)
Year Ended December 31, 2020	6	17.5%	15.5%	14.9%	11.2%	(1)	20.7%	23.3%	10.6%

(1) Amounts less than 10% are not disclosed.
Insurance Recoveries
The Company records probable insurance recoveries gross of related liabilities. The income and expense related to these amounts are recorded net in selling, general and administrative expenses. If the recoveries exceed the loss recognized in the financial statements, such recoveries are recorded in other expense, net, once any contingencies relating to the insurance claim have been resolved.
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
As of June 30, 2020, the Company determined that other-than-temporary impairments in the full remaining carrying value of the investment in NantOmics have occurred (see Note 10). After the Company's equity method investment in NantOmics was reduced to zero, the Company no longer applies the equity method to record additional losses until NantOmics subsequently reports net income and that net income equals the share of net losses not recognized during the period the equity method was suspended.
Deferred Revenue
The Company records deferred revenue when it receives cash from customers prior to meeting the applicable revenue recognition criteria. The Company uses judgment in determining the period over which the deliverables are recognized as revenue. As of December 31, 2021 and 2020, current and non-current deferred revenue are comprised of deferrals for fees related to SaaS arrangements, technical support and maintenance, services and other revenue. Non-current deferred revenue as of December 31, 2021 is expected to be recognized in a period more than 12 months after that date.

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
Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. There were revenues of $1,408 and $7,105 recognized during the years ended December 31, 2021 and 2020, respectively, that were included in the deferred revenue balance at the beginning of the period.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $810 and $1,321 at December 31, 2021 and December 31, 2020, respectively, and amortization during the years ended December 31, 2021 and 2020 was $860 and $934, respectively.

Where management is not able to conclude that the costs of a contract will be recovered, costs to obtain the contract are expensed as incurred.
Performance Obligations
As of December 31, 2021, the Company has allocated a total transaction price of $4,004 to unfulfilled performance obligations that are expected to be fulfilled within nine years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

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

The operating results of the Company's discontinued operation are as follows:

Year Ended December 31,
2020
Major classes of line items constituting pretax income of discontinued operations
Net revenue	$1,165
Cost of revenue	(467)
Selling, general and administrative	(532)
Research and development	(601)
Other expense, net	(5)
Pretax loss from discontinued operations related to major classes of pretax loss	(440)
Pretax gain on sale of the Connected Care Business	32,211
Total pretax income from discontinued operations	31,771
Benefit from income taxes	(262)
Total income from discontinued operations, net of tax	$32,033

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The significant operating and investing cash and noncash items of the discontinued operation included in the Consolidated Statements of Cash Flows for the Year Ended December 31, 2020 was as follows:

Year Ended December 31,
2020
Cash flows from operating activities:
Depreciation and amortization	$10
Gain on sale of the Connected Care Business	32,211
Cash flows from investing activities:
Net proceeds from sale of the Connected Care Business	46,401
Purchases of property and equipment, including internal-use software	76
Note 5. Accounts Receivable, net
Accounts receivable are included in the Consolidated Balance Sheets net of the allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts for the years ended December 31, 2021 and 2020 is as follows:

	Balance at beginning of the period	Additions to expense	(Write offs) / Recoveries	Balance at end of the period
Year ended December 31, 2021	$44	28	(70)	$2
Year ended December 31, 2020	$95	40	(91)	$44

Note 6. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Prepaid expenses	$2,256	$2,268
Restricted cash	1,180	238
Other current assets	574	998
Prepaid expenses and other current assets	$4,010	$3,504

Accrued and other current liabilities of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Payroll and related costs	$8,545	$7,247
Accrued liabilities	2,640	1,455
Booking Commitment (see Note 12)	1,661	1,662
Interest payable	703	289
Operating lease liabilities	1,912	1,900
Other accrued and other current liabilities	897	1,422
Accrued and other current liabilities	$16,358	$13,975

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 7. Property, Plant and Equipment, net
Property, plant and equipment, net as of December 31, 2021 and 2020 consisted of the following:

		December 31,
	Useful life (in years)	2021	2020
Computer equipment and software	3 - 5	$9,267	$12,332
Furniture and equipment	5 - 7	1,060	1,168
Leasehold and building improvements (1)		3,821	4,282
Property, plant, and equipment, excluding internal-use software		14,148	17,782
Less: Accumulated depreciation and amortization		(10,857)	(12,837)
Property, plant and equipment, excluding internal-use software, net		3,291	4,945
Internal-use software	3	43,314	38,488
Construction in progress - Internal-use software		1,082	1,616
Less: Accumulated depreciation and amortization - internal-use software		(35,321)	(31,947)
Internal-use software, net		9,075	8,157
Property, plant and equipment, net		$12,366	$13,102
(1) Useful lives for leasehold and building improvements represent the term of the lease or the estimated life of the related improvements, whichever is shorter.
Depreciation expense from continuing operations was $5,932 and $7,394 for the years ended December 31, 2021 and 2020, respectively, of which $4,027 and $5,743, respectively, related to internal-use software costs.

Amounts capitalized to internal-use software related to continuing operations for the years ended December 31, 2021 and 2020 were $4,727 and $3,437, respectively.

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
Note 8. Intangible Assets, net
The Company’s definite-lived intangible assets as of December 31, 2021 and 2020 consisted of the following:

	December 31, 2021
	Customer Relationships	Developed Technologies	Trade Name	Installed User Base	Total
Gross carrying amount	$53,000	$34,500	$3,300	$1,400	$92,200
Accumulated amortization	(21,161)	(28,331)	(3,163)	(506)	(53,161)
Intangible assets, net	$31,839	$6,169	$137	$894	$39,039

	December 31, 2020
	Customer Relationships	Developed Technologies	Trade Name	Installed User Base	Total
Gross carrying amount	$53,000	$34,500	$3,300	$1,400	$92,200
Accumulated amortization	(17,528)	(23,343)	(3,088)	(272)	(44,231)
Intangible assets, net	$35,472	$11,157	$212	$1,128	$47,969

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations was $8,930 and $8,431 for the years ended December 31, 2021 and 2020, respectively.
At July 22, 2020, the Company recorded $5,200 of definite-lived intangible assets and accumulated amortization of $647 related to the assignment of OpenNMS (see Note 19). These intangible assets are amortized over a period of 4 to 6 years.
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of December 31, 2021 is as follows:

Amounts
2022	$8,930
2023	4,346
2024	4,283
2025	4,147
2026	3,467
Thereafter	13,866
Total future intangible amortization expense	$39,039
Note 9. Goodwill
Goodwill as of both December 31, 2021 and 2020 was $98,333, net of goodwill allocated to discontinued operations of $18,623 during 2020. On July 22, 2020, the Company recognized $1,026 of goodwill related to the assignment of OpenNMS (see Note 19). The Company did not record any goodwill impairments in either 2021 or 2020.
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

Pertaining to the Company's share of NantOmics' income or loss, amortization of basis differences, and other-than-temporary impairments, for the year ended December 31, 2020, the Company recognized a loss of $31,702. The Company did not recognize any income or losses during the year ended December 31, 2021.

The Company reports its share of NantOmics’ income or loss and the amortization of basis differences using a one quarter lag. As the Company's equity method investment in NantOmics was reduced to zero during the second quarter of 2020, the Company no longer applies the equity method as NantOmics continued to generate net losses.

The Company used the following summarized financial information for NantOmics for the trailing twelve months ended September 30, 2020 to record its equity investment method losses, as applicable, for the year ended December 31, 2020.

Twelve Months Ended September 30, 2020
Revenues	$349
Gross loss	(1,641)
Loss from operations	(7,806)
Impairments on equity investments	—
Net loss	(2,618)
Net loss attributable to NantOmics	(2,559)
Other comprehensive income	—
Note 11. Convertible Notes
2016 5.5% Convertible Senior Notes ("2016 Notes")
In December 2016, the Company entered into the Purchase Agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $90,000 in aggregate principal amount of its 5.5% senior convertible notes due 2021 ("2016 Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons pursuant to Regulation S under the Securities Act. In December 2016, the Company entered into a purchase agreement (the “Cambridge Purchase Agreement”) with Cambridge, an entity affiliated with Dr. Soon-Shiong, the Company’s Chairman and Chief Executive Officer, to issue and sell $10,000 in aggregate principal amount of the 2016 Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In December 2016, pursuant to the exercise of the overallotment by the Initial Purchasers, the Company issued an additional $7,000 principal amount of the 2016 Notes. The total net proceeds from this offering were approximately $102,714, comprised of $9,917 from Cambridge and $92,797 from the Initial Purchasers, after deducting the Initial Purchasers’ discount and debt issuance costs of $4,286 in connection with the Convertible Notes offering. The interest rate on the 2016 Notes was fixed at 5.5% per year, payable semi-annually on June 15th and December 15th of each year, beginning on June 15, 2017. The 2016 Notes matured on December 15, 2021.
The Company adopted ASU No. 2020-06 on January 1, 2021 through a modified retrospective method of transition, which eliminated the separation model for convertible debt with a cash conversion feature, resulting in less noncash interest expense going forward (see Note 2). The cumulative effect of the adoption on January 1, 2021 was a decrease of $5,746 to unamortized debt discount and deferred financing offering costs. The debt discounts and deferred financing offering costs on the 2016 Notes were amortized to interest expense over the contractual terms of the 2016 Notes, using the effective interest method at an effective interest rate of 6.78%.

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

On December 15, 2021, the Company paid the remaining outstanding principal balance of the 2016 Notes of $9,500 plus accrued interest through that date.

2021 4.5% Convertible Senior Notes ("2021 Notes")

On April 13, 2021, the Company and its wholly owned subsidiary, NaviNet (the "Guarantor") entered into a note purchase agreement (the “Note Purchase Agreement”) with Highbridge and certain other buyers, including Nant Capital, LLC (“Nant Capital”) to issue and sell $137,500 in aggregate principal amount of its 4.5% convertible senior notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The 2021 Notes were issued on April 27, 2021. The total net proceeds from this offering were approximately $136,772, comprised of $62,223 from Nant Capital and $74,549 from Highbridge, after deducting the Highbridge’s debt issuance costs of $118 and $610 in debt issuance costs paid to third parties in connection with the 2021 Notes offering.

The Company used part of the proceeds from the 2021 Notes issuance to repurchase the remaining $31,945 of principal amount of the 2016 Notes held by Highbridge (“Repurchased Notes”) and pay $644 of accrued and unpaid interest. The Company recorded a loss on repurchase of the 2016 Notes with Highbridge and a decrease to unamortized debt discount and deferred financing offering costs of $267.

On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company provided a notice of a fundamental change (as defined in the indenture governing the Company's 2016 Notes) and an offer to repurchase all the outstanding 2016 Notes. On May 25, 2021, the Company purchased $55,555 of the outstanding 2016 Notes ("Fundamental Change Repurchase") and paid $1,358 of accrued and unpaid interest thereon. The Company recorded a loss on repurchase of the 2016 Notes with other investors and a decrease to unamortized debt discount and deferred financing offering costs of $412.

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

Holders of the 2021 Notes may convert all or a portion of their 2021 Notes, in multiples of $1 principal amount, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the 2021 Notes will be settled in cash, shares of the Company's common stock or any combination thereof at the Company's option. As of December 31, 2021 the remaining life of the 2021 Notes is approximately 52 months.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The 2021 Notes are the Company’s general unsecured obligations and are initially guaranteed on a senior unsecured basis by the Guarantor.

The Company may not redeem the 2021 Notes prior to April 20, 2024. The Company may redeem for cash all or any portion of the 2021 Notes, at its option, on or after April 20, 2024, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus any accrued and unpaid special interest up to, but excluding, the redemption date. No sinking fund is provided for the 2021 Notes, which means that the Company is not required to redeem or retire the 2021 Notes periodically. If the Company exercises this option to redeem the 2021 Notes owned by Highbridge and Highbridge is unable to convert such 2021 Notes as a result of the application of the beneficial ownership limitations, at the request of Highbridge, the Company shall convert such 2021 Notes into the number of shares of the Company’s Series 1 Preferred Stock equal to the number of shares that the 2021 Notes are convertible into pursuant to the Conversion Option (as defined in the 2021 Indenture) into common stock.

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

For so long as at least $25,000 principal amount of the 2021 Notes are outstanding, the 2021 Indenture restricts the Company or any of its subsidiaries from creating, assuming, or incurring any indebtedness owing to any of the Company's affiliates (other than intercompany indebtedness between the Company and its subsidiaries and other than any of the Company's 2021 Notes), or prepaying any such indebtedness, subject to certain exceptions, unless certain conditions described in the 2021 Indenture have been satisfied. Under the 2021 Indenture, the Company may incur affiliate debt if there is (i) no default or event of default at the time of such incurrence or would occur as a consequence of such incurrence; (ii) such affiliate debt is unsecured and subordinated to the 2021 Notes; and (iii) no principal of such affiliate debt is scheduled to mature earlier than the date that is 181 days after April 15, 2026, the maturity date of the 2021 Notes.

See Note 14 Commitments and Contingencies for default provisions.

The following table summarizes the parties involved in the issuance of the convertible notes and their respective balances in the Company's Consolidated Balance Sheets as of December 31, 2021 and 2020:

	Related party	Others	Total
2021 Notes:
Balance as of December 31, 2021
Gross proceeds	$62,500	$75,000	$137,500
Unamortized debt discounts and deferred financing offering costs	(232)	(397)	(629)
Net carrying amount	$62,268	$74,603	$136,871

2016 Notes:
Balance as of December 31, 2020
Gross proceeds	$10,000	$97,000	$107,000
Unamortized debt discounts and deferred financing offering costs	(589)	(6,422)	(7,011)
Net carrying amount	$9,411	$90,578	$99,989

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table sets forth the Company's interest expense incurred for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021			2020
	Related party	Others	Total	Related party	Others	Total
Accrued coupon interest expense	$1,898	$2,278	$4,176	$550	$5,335	$5,885
Amortization of debt discounts	21	119	140	533	5,197	5,730
Amortization of deferred financing offering costs	57	426	483	14	733	747
Total convertible notes interest expense	$1,976	$2,823	$4,799	$1,097	$11,265	$12,362

Note 12. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 consisted of the following:

	December 31, 2021
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$34,474	$—	$—	$34,474

	December 31, 2020
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$32,651	$—	$—	$32,651
Interest make-whole derivative	4	$—	$—	$4

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. The Company also agreed that Allscripts shall receive at least $500 per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, the Company shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. As of both December 31, 2021 and December 31, 2020, the accrued Annual Minimum Commitment was $1,200. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement.

The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business, using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was 11% at December 31, 2021 and between 10% and 11% at December 31, 2020. The change in fair value is recorded within other expense, net in the Company's Consolidated Statements of Operations.

The fair value of the Bookings Commitment is dependent on management's estimate of the probability of success on individual opportunities and the cost of debt applied in discounting the liability. The higher the probability of success on each opportunity, the lower the fair value of the Bookings Commitment liability. The lower the cost of debt applied, the higher the value of the liability.
Convertible Note derivative liability

In December 2016, the Company issued $107,000 in aggregate principal amount of 2016 Notes due December 15, 2021, of which $10,000 issued to a related party (see Note 11). The 2016 Notes include an interest make-whole feature whereby if a noteholder converts any of the Convertible Notes one year after the last date of original issuance of the 2016 Notes, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present values of the scheduled payments, computed using a discount rate equal to 2.0%, of interest that would have been made on the 2016 Notes to be converted had such 2016 Notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the 2016 Notes had not been so converted. The Company may pay any interest make-whole payment either in cash or in shares of its common stock, at the Company’s election as described in the Indenture. The Company has determined that this feature is an embedded derivative.

The fair value of the derivative liability includes the estimated volatility and risk-free rate. The higher/lower the estimated volatility, the higher/lower the value of the liability. The higher/lower the risk-free interest rate, the higher/lower the value of the liability. As of December 15, 2021, the 2016 Notes were fully repaid.

The fair market value for level 3 securities may be highly sensitive to the use of unobservable inputs and subjective assumptions. Generally, changes in significant unobservable inputs may result in significantly lower or higher fair value measurements.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the years ended December 31, 2021 and 2020:

	December 31, 2020	Transfers in (out) (1)	Change in fair value recognized in earnings	December 31, 2021
Liabilities
Interest make-whole derivative - related party and others	$4	$—	$(4)	$—
Bookings Commitment	32,651	(500)	2,323	34,474
	$32,655	$(500)	$2,319	$34,474

	December 31, 2019	Transfers in (out) (1)	Change in fair value	December 31, 2020
Liabilities
Interest make-whole derivative - related party and others	$—	$—	$4	$4
Bookings Commitment	21,983	(500)	11,168	32,651
	$21,983	$(500)	$11,172	$32,655
(1) Transfers out of the Bookings Commitment fair value liability relates to the Annual Minimum Commitment, which was recorded in accrued and other current liabilities.
Fair Value of Convertible Notes held at amortized cost
As of December 31, 2021 and 2020, the fair value and carrying value of the Company's convertible notes were:

	Fair value	Carrying value	Face value
2021 Notes
Balance as of December 31, 2021
Related party	$51,466	$62,268	$62,500
Others	61,760	74,603	75,000
	$113,226	$136,871	$137,500

	Fair value	Carrying value	Face value
2016 Notes
Balance as of December 31, 2020
Related party	$9,553	$9,411	$10,000
Others	92,660	90,578	97,000
	$102,213	$99,989	$107,000

The fair value of the 2021 Notes was determined by using unobservable inputs that are supported by minimal non-active market activity and that are significant to determining the fair value of the debt instrument. The fair value is level 3 in the fair value hierarchy.

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

Lease expense, charged to selling, general and administrative expense, for the year ended December 31, 2021 and 2020 consisted of:

	Year Ended December 31,
	2021	2020
Operating lease cost	$2,308	$2,428
Short-term lease cost	738	961
Variable cost	590	502
Sublease income	(74)	(212)
Total lease cost	$3,562	$3,679

Other information regarding the Company's leases:

	Year Ended December 31,
	2021	2020
Operating cash flows for operating leases	$(2,717)	$(2,767)
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$319
Operating lease liabilities arising from obtaining right-of-use assets	$—	$387
Weighted average remaining lease term - operating leases	4.3 years	5.0 years
Weighted average discount rate - operating leases	11%	11%

As of December 31, 2021 and 2020, the Company had no finance leases. As of December 31, 2021, the remaining lives of the Company's operating leases ranged from one to eight years.

Maturities of the Company's operating leases at December 31, 2021 were as follows:

Amounts
2022	$2,677
2023	2,686
2024	2,531
2025	678
2026	609
Thereafter	1,087
Total future minimum lease payments	10,268
Less: imputed interest	(2,108)
Total	$8,160
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$1,912
Operating lease liabilities	6,248
$8,160

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 14. Commitments and Contingencies
The Company's principal commitments consist of obligations under its outstanding debt obligations, noncancellable leases for its office space and certain equipment and vendor contracts to provide research services, and purchase obligations under license agreements and reseller agreements.
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of Nant Capital, LLC ("Nant Capital") to fund the acquisition of NaviNet (see Note 19). On May 9, 2016 and December 16, 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes (see Note 11).
Indenture Obligations Under 2016 and 2021 Notes
On December 21, 2016, the Company entered into the Indenture relating to the issuance of the 2016 Notes, by and between the Company and U.S. Bank National Association the Trustee. The interest rates are fixed at 5.5% per year, payable semi-annually on June 15th and December 15th of each year, beginning on June 15, 2017. The 2016 Notes matured on December 15, 2021 and were fully repaid (see Note 11).

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
Unconditional Purchase Obligations
In 2020, NantWorks entered into agreements with various vendors related to an enterprise resource planning (“ERP”) implementation project on behalf of its subsidiaries, including NantHealth. NantWorks bills the Company for its portion of these expenses through the Shared Services Agreement (see Note 19). As of December 31, 2021, the Company’s estimated unconditional purchase obligations total approximately $653 in 2022 and $144 in 2023. During the year ended December 31, 2021, the Company made payments of approximately $430 for the amount purchased related to the unconditional purchase obligations for the ERP implementation project.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 15. Income Taxes
The amount of loss before taxes from continuing operations is as follows:

	Year Ended December 31,
	2021	2020
U.S. loss before taxes	(58,928)	(88,360)
Foreign income before taxes	459	368
Loss before income taxes	(58,469)	(87,992)

The components of the provision for income taxes are presented in the following table:

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$(13)
State	89	170
Foreign	68	66
Total current provision	157	223
Deferred:
Federal	(2)	(80)
State	(45)	46
Foreign	(13)	(3)
Total deferred benefit	(60)	(37)
Less: (Benefit from) provision for income taxes from discontinued operations, net	—	(261)
Provision for (benefit from) income taxes from continuing operations, net	$97	$447

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

	Year Ended December 31,
	2021	2020
United States federal tax at statutory rate	21.00%	21.00%
Items affecting federal income tax rate:
State tax, net of federal benefit	6.51%	3.44%
Valuation allowance	(37.34)%	(23.07)%
R&D Credit	9.47%	—%
NOL Expiration	(1.69)%	(0.41)%
Other adjustments	1.89%	(1.47)%
Effective income tax rate	(0.16)%	(0.51)%

On June 29, 2020, the state of California enacted Assembly Bill No. 85 ("AB 85") suspending California net operating loss utilization and imposing a cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020, 2021 and 2022. There was no material impact from the provisions of AB 85 for the years ended December 31, 2021 and 2020.
As of December 31, 2021 and 2020, the Company had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. The Company intends to continue to reinvest its foreign earnings indefinitely and does not expect to incur any significant taxes related to such amounts.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Deferred income tax assets:
Accounts payable and accrued expenses	$10,786	$9,899
163(j) interest limitation	10,693	6,903
Deferred revenue	159	88
Allowance for doubtful accounts	83	92
Property, plant and equipment, net	396	1,044
Intangibles	125	95
Investments	60,185	58,779
Stock-based compensation	1,612	713
Other	—	59
Operating lease liabilities	2,249	2,565
Research and development tax credits	5,533	—
Net operating loss carryforwards	119,486	110,536
Less: Valuation allowance	(187,075)	(163,719)
Total deferred income tax assets	24,232	27,054
Deferred income tax liabilities:
State taxes	(7,867)	(6,750)
Intangible assets, net	(15,535)	(17,446)
Convertible notes	—	(1,549)
Deferred costs to obtain a customer contract	(226)	(351)
Capitalized labor costs	(344)	(520)
Other	(361)	(394)
Operating lease right-of-use assets	(1,674)	(1,897)
Total deferred income tax liabilities	(26,007)	(28,907)
Deferred income taxes, net	$(1,775)	$(1,853)

The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, the Company concluded that except for the deferred tax liability recorded on amortization of certain goodwill due to its indefinite life and deferred tax liability in excess of deferred tax asset for certain separate state and city jurisdictions, it should record a full valuation allowance against all other net deferred income tax assets at December 31, 2021 and 2020 as none of these deferred income tax assets were more likely than not to be realized as of the balance sheet dates. However, the amount of the deferred income tax assets considered realizable may be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present. Based on the level of historical operating results the Company has recorded a valuation allowance of $187,075 and $163,719 as of December 31, 2021 and 2020, respectively. The change in the valuation allowance for the years ended December 31, 2021 and 2020 were increases of $23,356 and $10,366, respectively, which were mainly driven by losses from which the Company cannot benefit. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital is $354.

As of December 31, 2021, the Company had federal and state NOL carryforwards of $451,010 and $321,735, respectively, available to offset taxable income in tax year 2022 and thereafter. Of the $451,010 in Federal NOL carryforwards, $96,949 can be carried forward indefinitely and the remaining NOL carryforwards start to expire in 2022. Of the $321,735 in state NOL carryforwards $21,799 can be carried forward indefinitely and the remaining start to expire in 2022.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of December 31, 2021, the Company also had Federal research tax credit carryforwards of $6,700. The Federal research tax credit carryforwards expire beginning in 2037.

The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2016 or prior; however, its tax attributes, such as NOL carryforwards and tax credits, are still subject to examination in the year they are used.

Federal and state laws impose restrictions on the utilization of net operating loss carryforwards and research and development credit carryforwards in the event of a change in ownership of the Company as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in the past that impacts the availability of its net operating losses and tax credits. The amounts indicated in the above tables reflect the reduction of net operating losses and credit carryforwards as a result of previous ownership changes that the Company experienced. Should there be additional ownership changes in the future, the Company's ability to utilize existing carryforwards could be substantially restricted.

A summary of changes to the amount of unrecognized tax benefits is as follows:

2021
Unrecognized tax benefits as of December 31, 2020	$—
Increases related to prior year tax positions taken during the current year	1,037
Increases related to current year tax positions taken during the current year	86
Unrecognized tax benefits as of December 31, 2021	$1,123

The Company records a tax benefit from uncertain tax positions only if it is more likely than not the tax position will be sustained with the taxing authority having full knowledge of all relevant information. The Company records a reduction to deferred tax assets for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first period that the more-likely-than-not threshold is not met. As of December 31, 2020, the Company did not record any unrecognized tax benefits in its financial statements. For the year ended December 31, 2021, the Company recorded unrecognized tax benefits of $1,123 related to Federal Research and Development tax credits recognized in 2021.

The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company has not incurred any material interest or penalties as of the current reporting period with respect to income tax matters.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, there were no material interest and penalties associated with unrecognized tax benefits recorded in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets. Any changes to unrecognized tax benefits recorded as of December 31, 2021 that are reasonably possible to occur within the next 12 months are not expected to be material.

Note 16. Stockholders’ Equity
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of December 31, 2021 and 2020, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no outstanding shares of preferred stock.

On April 13, 2021, the Company exchanged with Cambridge and Highbridge, $10,000 principal of the 2016 Notes ($5,000 with each party, respectively), for 1,689,189 and 1,926,781 common shares, respectively (See Note 11).

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On November 12, 2021, the Company entered into a certain Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) relating to shares of our common stock, $0.0001 par value per share, offered pursuant to an effective shelf registration statement on Form S-3 that was declared effective on May 6, 2021. In accordance with the terms of the Sale Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $30,000 from time to time through Jefferies acting as our agent.

Note 17. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Year Ended December 31,
	2021	2020
Phantom units:
Cost of revenue	—	27
Selling, general and administrative	—	(23)
Research and development	—	36
Total phantom units stock-based compensation expense	—	40
Stock options:
Cost of revenue	188	100
Selling, general and administrative	3,012	1,688
Research and development	424	246
Total stock options stock-based compensation expense	3,624	2,034
Restricted stock units:
Cost of revenue	—	9
Selling, general and administrative	128	621
Research and development	—	23
Total restricted stock units stock-based compensation expense	128	653
Related party share based payments
Selling, general and administrative	67	—
Research and development	68	—
Total related party stock-based compensation expense	135	—

Discontinued operations	—	(79)
Total stock-based compensation expense	3,887	2,648
Amount capitalized to internal-use software	118	97
Total stock-based compensation cost	$4,005	$2,745

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

The Company settled all vested phantom unit payments held by United States-based participants in shares of the Company’s common stock and classified these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States were settled in cash and are classified within accrued and other current liabilities in the Consolidated Balance Sheets as of December 31, 2020. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of vested phantom units, the Company issued recipients a net lower number of shares of common stock to satisfy tax withholding obligations and remitted a cash payment for the related withholding taxes.

The following table summarizes the activity related to the unvested phantom units during the year ended December 31, 2020.

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested phantom units outstanding - December 31, 2019	120,562	$11.49
Vested	(111,699)	$11.32
Forfeited	(8,863)	$14.26
Unvested phantom units outstanding - December 31, 2020	—	$—

The total fair value of phantom units that vested during the year ended December 31, 2020 totaled $279.

The Company previously granted phantom units to employees of related companies who are providing services to the Company under the Shared Services Agreement with NantWorks (see Note 19) as well as certain consultants of the Company. No phantom units were granted during the years ended December 31, 2021 and 2020. All other grants of phantom units have been made to employees of the Company. Stock-based compensation expense for the phantom units issued to participants who are based outside of the United States is re-measured at the end of each reporting period until the awards vest. The Company used the accelerated attribution method to recognize expense for all phantom units since the awards' vesting was subject to the completion of a liquidity event. The grant date fair value of the phantom units granted prior to LLC Conversion was estimated using both an option pricing method and a probability weighted expected return method.
During the years ended December 31, 2021 and 2020, the Company issued 0 and 64,048 shares, respectively, of common stock to participants of the Phantom Unit Plan based in the United States, after withholding approximately 0 and 36,238 shares, respectively, to satisfy tax withholding obligations. The Company made a cash payment of $0 and $100 to cover employee withholding taxes upon the settlement of these vested phantom units during the years ended December 31, 2021 and 2020, respectively.
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
The Company intends to settle all vested restricted stock unit payments held by United States-based participants, except for certain awards to the Chief Operating Officer, in shares of the Company’s common stock and the Company classify these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States, and those awards agreed with participants to be settled in cash, will be settled in cash and are classified within accrued and other current liabilities in the Consolidated Balance Sheets as of December 31, 2021 and 2020. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of restricted stock units, the Company issues recipients a net lower number of shares of common stock to satisfy tax withholding obligations and remitted a cash payment for the related withholding taxes.
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

The following table summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant-date fair value per share:

	Year Ended December 31,
	2021	2020
Expected volatility	70.37%	71.94%
Expected term to exercise from grant date	6.0 years	6.2 years
Risk-free rate	0.94%	0.41%
Expected dividend yield	—%	—%
Weighted-average grant-date fair value per share of options	$1.24	$2.39
The following table summarizes the activity related to stock options during the year ended December 31, 2021:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Stock options outstanding - December 31, 2019	5,815,724	$0.56
Granted	5,195,000	$3.76
Exercised	(260,600)	$0.55		$780
Forfeited	(725,000)	$1.03
Stock options outstanding - December 31, 2020	10,025,124	$2.19	9.1 years	$13,372
Granted	7,090,000	$2.00
Exercised	(504,488)	$0.55		$915
Forfeited	(2,135,000)	$2.80		$743
Stock options outstanding - December 31, 2021	14,475,636	$2.06	8.8 years	$1,987
Stock options exercisable - December 31, 2021	4,469,386	$1.40	7.9 years	$1,560
As of December 31, 2021, the number, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of the Company's aggregate stock options that either had vested or are expected to vest approximate the corresponding amounts for stock options outstanding.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of December 31, 2021, the Company had $12,752 of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years.
The Company settles all exercised stock options by issuing shares of the Company's common stock without netting down the portion related to payroll withholding tax obligations.

Restricted Stock Units

The grant date fair value of the restricted stock units is determined based on the closing price of the Company’s common stock on the NASDAQ Composite Index on the date of grant. Each grant of restricted stock units made to a participant vests over a requisite service period of 1 to 4 years. The Company intends to settle all vested restricted stock unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities in the Consolidated Balance Sheets as of December 31, 2021 and 2020.
The following table summarizes the activity related to the unvested restricted stock units during the years ended December 31, 2021 and 2020:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding - December 31, 2019	705,415	$2.68
Granted	179,558	$1.81
Vested	(540,711)	$3.10
Forfeited	(90,954)	$1.41
Unvested restricted stock units outstanding - December 31, 2020	253,308	$1.64
Vested	(118,603)	$1.52
Forfeited	(15,000)	$1.23
Unvested restricted stock units outstanding - December 31, 2021	119,705	$1.81

Unrecognized compensation expense related to unvested restricted stock units was $129 at December 31, 2021, which is expected to be recognized as expense over the weighted-average period of 1.2 years.

The total fair value of RSUs that vested during the years ended December 31, 2021 and 2020 was $385 and $1,516, respectively.

During the years ended December 31, 2021 and 2020, the Company issued 100,053 and 391,738 shares, respectively, of common stock to participants of the 2016 Plan based in the United States, after withholding approximately 18,550 and 249,249 shares, respectively, to satisfy tax withholding obligations. The Company made a cash payment of $50 and $698 to cover employee withholding taxes upon the settlement of these vested restricted stock units during the years ended December 31, 2021 and 2020, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 18. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock attributable to NantHealth for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net loss per share numerator:
Net loss from continuing operations	$(58,566)	$(88,439)
Net loss attributable to noncontrolling interests	(284)	(120)
Net loss from continuing operations attributable to NantHealth	(58,282)	(88,319)
Income from discontinued operations, net of tax, attributable to NantHealth	23	31,993
Net loss for basic and diluted net loss per share	$(58,259)	$(56,326)

Weighted-average shares for basic net loss per share	114,148,604	110,954,858
Effect of dilutive securities	—	—
Weighted-average shares for dilutive net loss per share	114,148,604	110,954,858

Basic and diluted net loss per share attributable to NantHealth:
Continuing operations - common stock	$(0.51)	$(0.80)
Discontinued operations - common stock	$—	$0.29
Total net loss per share - common stock	$(0.51)	$(0.51)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2021	2020
Unexercised stock options	14,475,636	10,025,124
Unvested restricted stock units	119,705	253,308
Convertible notes	35,732,853	8,815,655

Note 19. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the years ended December 31, 2021 and 2020, the Company recognized an expense of $561 and income of $162, respectively, in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Nant Capital Note Purchase Agreement
On April 13, 2021, the Company entered into a Note Purchase Agreement with Nant Capital to issue and sell $62,500 in aggregate principal amount of its 2021 Notes (see Note 11). The accrued and unpaid interest on the 2021 Notes held by Nant Capital was $586 at December 31, 2021, and was included as part of current related party payables, net in the Consolidated Balance Sheets.
Related Party Receivables and Payables
As of December 31, 2021 and 2020, the Company had related party receivables, net of related party payables, of $1,518 and $1,854, respectively, primarily consisting of a receivable from Ziosoft KK of $1,144 and $1,477, respectively, which was related to the sale of Qi Imaging. As of December 31, 2021 and 2020, the Company had related party payables, net of related party receivables, and related party liabilities of $43,439 and $35,329, respectively, which primarily relate to interest payable on the $112,666 promissory note in favor of Nant Capital and amounts owed to NantWorks pursuant to the Shared Services Agreement. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

As the Company and Cambridge are controlled by the Company's Chairman and CEO, the acquisition was treated as a transaction between entities under common control. The Company recognized the assets and liabilities transferred under the Assignment Agreement at their carrying amounts on July 22, 2020 based on Cambridge's historical cost, including the effects of purchase accounting from the November 1, 2019 acquisition of OpenNMS by Cambridge. The transaction did not cause a material change in the reporting entity, and the Company has not retrospectively adjusted its previously issued financial statements. The consolidation of OpenNMS at July 22, 2020 increased the Company's revenue by $763 and net loss by $1,311 for the year ended December 31, 2020.

The intangible assets acquired are amortized over the weighted-average useful life of 5.9 years. These definite-lived intangible assets include developed technology of $2,500 (6-year useful life), installed user base of $1,400 (6-year useful life), customer relationship of $1,000 (6-year useful life), and trade name of $300 (4-year useful life).

The table below shows the asset and liabilities recorded from the consolidation of the acquisition of OpenNMS.

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

The Company paid NantOmics noncancellable annual minimum fees of $2,000 per year for each of the calendar years from 2016 through 2020 and, subject to the Company exercising at least one of its renewal options described above. The Company was also required to pay annual minimum fees from 2021 through 2029. These annual minimum fees are no longer applicable with the execution of Amendment No. 3 to the Second Amended Reseller Agreement.

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
On December 31, 2020, the Company and NantOmics executed Amendment No. 3 to the Second Amended Reseller Agreement to automatically renew at the end of December 2020 for a non-exclusive renewal term and to waive the annual minimum fee for the 2020 calendar year and calender years 2021 through 2023.
As of December 31, 2021 and 2020, the Company had $0 and $3, respectively, outstanding related party payables under the Second Amended Reseller Agreement. During the years ended December 31, 2021 and 2020, direct costs of $0 and $51, respectively, were recorded as cost of revenue related to the Second Amended Reseller Agreement.
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
On April 13, 2021, NantHealth entered into a transaction as part of the Exchange Agreement with Cambridge to exchange $5,000 principal amount of its $10,000 in existing 2016 Notes for shares of the Company’s common stock (see Note 11). On December 15, 2021, the Company paid the remaining $5,000 principal and accrued interest of $138.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Related Party Promissory Notes
In January 2016, we executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Soon-Shiong, our Chairman and CEO. As of December 31, 2021, the total advances made by Nant Capital to us pursuant to the note was approximately $112,666. On May 9, 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the 2016 Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the Nant Capital Note to June 15, 2022 and to subordinate the Nant Capital Note in right of payment to the 2016 Notes. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. When a repayment is made, Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.
On March 3, 2017, NantHealth Labs (formerly Liquid Genomics, Inc.), executed a promissory note with NantWorks. The principal amount of the advance made by NantWorks totaled $250,000 as of December 31, 2021. On June 30, 2017, the promissory note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due on demand. The note bears interest at a per annum rate of 5.0%, compounded annually. As of December 31, 2021, the total interest outstanding on this note amounted to $66 and is included in related party payables, net.
On August 8, 2018, we executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, we executed an agreement with Nant Capital to amend and restate the original promissory note, allowing us to request advances up a maximum commitment of $125,000 that bears interest at a per annum rate of 5.5%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the 2016 Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. The promissory note includes customary negative covenants. On April 27, 2021, in connection with the issuance of the 2021 Notes, we and Nant Capital entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2020, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. No advances have been made under the promissory note. As of December 31, 2021, the Company was in compliance with the covenants.
Related Party Share-based Payments
On December 21, 2020, ImmunityBio, Inc. (formerly known as NantKwest, Inc.) ("ImmunityBio"), NantCell, and Nectarine Merger Sub, Inc., a wholly owned subsidiary of ImmunityBio, entered into an Agreement and Plan of Merger, which was completed on March 9, 2021 (the "Merger"). The newly merged entity is majority owned by entities controlled by Dr. Soon-Shiong, Chairman and Chief Executive Officer of the Company. On March 4, 2021, prior to the Merger, NantCell awarded restricted stock units to its employees and employees, including certain NantHealth employees of Immunity Bio, which vest over defined service periods, subject to completion of a liquidity event. At the effective time of the Merger on March 9, 2021, the performance condition was met and each share of common stock of NantCell that was issued and outstanding immediately prior to the Merger was automatically converted into the right to receive as consideration newly issued common shares of ImmunityBio. The Company accounts for these awards as compensation cost at its estimated fair value over the vesting period with a corresponding credit to equity to reflect a capital contribution from, or on behalf of, the common controlling entity, to the extent that those services provided by its employees associated with these awards benefit NantHealth. The fair value is dependent on management's estimate of the benefit to NantHealth. The higher the estimate of benefit to the Company, the higher the fair value of compensation cost. The compensation cost attributed to NantHealth associated with these awards was $135 for the year ended December 31, 2021.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 20. Employee Retirement Plan
The Company has a qualified defined contribution plan (the “NantHealth 401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering eligible associates, including associates at certain of its subsidiaries. Associate contributions to the NantHealth 401(k) Plan are voluntary. The Company contributes a 100% match up to 3.0% of the participant’s eligible annual compensation, which contribution fully vests after three years of service. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. For the years ended December 31, 2021 and 2020, the Company’s total matching contributions to the NantHealth 401(k) Plan were $608 and $1,098, respectively.

Note 21. Subsequent Event
On February 18, 2022, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. If we fail to regain compliance with the minimum bid price requirement, our stock may be delisted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
None.
Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders (the "Proxy Statement"), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.
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

Exhibits Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37792	3.1	August 15, 2016

3.2	Amended and Restated Bylaws.	10-Q	001-37792	3.2	August 15, 2016

4.1	Description of Securities					X

4.2	Indenture dated April 27, 2021, among NantHealth, Inc., NaviNet, inc. and U.S. Bank National Association	8-K	001-37792	4.1	April 28, 2021

10.1.1+	Second Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of September 20, 2016, by and between the Registrant and NantOmics, LLC.	10-Q	001-37792	10.1	November 10, 2016

10.1.2+	Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of May 9, 2016, by and between the Registrant and NantOmics, LLC.	S-1/A	333-211196	10.1	June 1, 2016

10.1.3+	Amendment No. 2 to Second Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of April 23, 2019, by and between the Registrant and NantOmics, LLC.	10-Q	001-37792	10.1.2	May 9, 2019

10.1.4	Amendment No. 3 to Second Amended and Restated NantOmics Exclusive Reseller Agreement dated as of December 31, 2020.	8-K	001-37792	10.2	January 5, 2021

10.2+	NantHealth License Agreement, dated June 19, 2015, by and between the Registrant and NantOmics, LLC, as amended.	S-1/A	333-211196	10.2	June 1, 2016

10.3#	2016 Equity Incentive Plan, as Amended and Restated, and related form agreement.	S-8	333-239326	99.1	June 19, 2020

10.4#	2016 Executive Incentive Compensation Plan.	S-1	333-211196	10.13	May 6, 2016

10.5	Amended and Restated Promissory Note, between Registrant and Nant Capital LLC, dated May 9, 2016.	S-1/A	333-211196	10.18	May 11, 2016

10.6	Amended and Restated Promissory Note, between Registrant and NantOmics, LLC, dated May 23, 2016.	S-1/A	333-211196	10.19	May 24, 2016

10.7	Side Letter Agreement, between Registrant and NantWorks, LLC, dated May 22, 2016.	S-1/A	333-211196	10.21	May 23, 2016

10.8	Indenture, dated December 21, 2016, between NantHealth, Inc. and U.S. Bank National Association.	8-K	001-37792	10.2	December 21, 2016

10.10	Purchase Agreement, dated December 15, 2016, by and among NantHealth, Inc. and J.P. Morgan Securities LLC and Jefferies LLC, as representative of the initial purchasers named therein.	8-K	001-37792	10.1	December 21, 2016

10.11	Purchase Agreement, dated December 15, 2016, by and between NantHealth, Inc. and Cambridge Equities, L.P.	8-K	001-37792	10.2	December 21, 2016

10.12	Second Amended and Restated Promissory Note, dated December 15, 2016, by and between NantHealth, Inc. and Nant Capital LLC.	8-K	001-37792	10.3	December 21, 2016

10.13	Asset Purchase Agreement dated as of August 3, 2017, between Allscripts Healthcare Solutions, Inc. and NantHealth Inc.	8-K	001-37792	2.1	August 31, 2017

10.14+	Amendment No.1 to Second Amended and Restated Reseller Agreement, dated December 18, 2017, by and between NantHealth, Inc. and NantOmics, LLC.	10-K	001-37792	10.14	March 16, 2018

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith
10.15	Assignment Agreement, dated February 1, 2018, by and between the Company and NantOmics, LLC.	10-Q/A	001-37792	10.1	July 11, 2018

10.16	Promissory note dated August 8, 2018, by the Company to the benefit of Nant Capital, LLC.	10-Q	001-37792	10.1	August 9, 2018

10.17#	Amended and Restated Consulting Agreement dated September 12, 2018, between the Company and Mr. Bob Petrou	10-Q	001-37792	10.2	November 21, 2018

10.18***	Asset Purchase Agreement dated as of January 13, 2020, among Masimo Corporation and VCCB Holdings, Inc., and NantHealth, Inc.	10-K	001-37792	2.1	February 28, 2020

10.19	Open NMS Assignment Agreement, dated as of July 22, 2020, between the Registrant and Cambridge Equities, LP.	10-Q	001-37792	10.1	August 7, 2020

10.20	Amended and Restated Promissory Note by and between the Company and Nant Capital, LLC dated as of December 31, 2020.	8-K	001-37792	10.1	January 5, 2021

10.21	Form of Exchange Agreement by and between the Company and certain holders, dated as of April 13, 2021	8-K	001-37792	10.1	April 14, 2021
10.22	Form of Exchange Agreement by and between the Company and Cambridge Equities, L.P., dated as of April 13, 2021	8-K	001-37792	10.2	April 14, 2021
10.23	Note Purchase Agreement by and among the Company, NaviNet, Inc., and certain buyers, dated as of April 13, 2021	8-K	001-37792	10.3	April 14, 2021
10.24	Third Amended and Restated Promissory Note, dated April 27, 2021, by and between NantHealth, Inc. and Nant Capital LLC	8-K	001-37792	10.1	April 28, 2021
10.25	Second Amended and Restated Promissory Note, dated April 27, 2021, by and between NantHealth, Inc. and Nant Capital LLC	8-K	001-37792	10.2	April 28, 2021

10.26	Open Market Sale AgreementSM dated November 12, 2021, by and between NantHealth, Inc. and Jefferies LLC	8-K	001-37792	10.1	November 12, 2021

21.1	Subsidiaries					X

23.1	Consent of Ernst & Young LLP					X

24.1	Power of Attorney (Contained on Signature Page to this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

NantHealth, Inc.

Date:	February 25, 2022

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
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

Signature	Title	Date

/s/ Patrick Soon-Shiong	Chairman, Chief Executive Officer and Director	February 25, 2022
Patrick Soon-Shiong	(Principal Executive Officer)

/s/ Bob Petrou	Chief Financial Officer	February 25, 2022
Bob Petrou	(Principal Financial and Accounting Officer)

/s/ Michael S. Sitrick	Director	February 25, 2022
Michael S. Sitrick

/s/ Kirk K. Calhoun	Director	February 25, 2022
Kirk K. Calhoun

/s/ Michael Blaszyk	Director	February 25, 2022
Michael Blaszyk

/s/ Deanna Wise	Director	February 25, 2022
Deanna Wise