Form 10-Q
period 2022-03-31
NantHealth, Inc.
filed 2022-05-06
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
(855) 949-6288
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2022, the registrant had 115,550,244 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended March 31, 2022

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, including, without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•our ability to attract new partners and customers and our ability to retain or renew contracts with partners and customers;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,078	$29,084
Accounts receivable, net	5,025	5,810
Related party receivables, net	505	506
Prepaid expenses and other current assets	4,518	4,010
Total current assets	26,126	39,410
Property, plant, and equipment, net	11,956	12,366
Goodwill	98,333	98,333
Intangible assets, net	36,807	39,039
Related party receivable, net of current	1,012	1,012
Operating lease right-of-use assets	5,673	6,048
Other assets	1,494	1,620
Total assets	$181,401	$197,828

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,288	$3,204
Accrued and other current liabilities	12,712	16,358
Deferred revenue	2,704	2,440
Related party payables, net	4,302	5,161
Notes payable	—	782
Total current liabilities	25,006	27,945
Deferred revenue, net of current	1,793	2,024
Related party liabilities	40,136	38,278
Related party promissory note	112,666	112,666
Related party convertible note, net	62,285	62,268
Convertible notes, net	74,623	74,603
Deferred income taxes, net	1,680	1,775
Operating lease liabilities	5,711	6,248
Other liabilities	34,098	34,013
Total liabilities	357,998	359,820
Commitments and Contingencies (Note 11)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 115,550,244 and 115,505,244 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	892,546	891,105
Accumulated deficit	(1,068,847)	(1,052,897)
Accumulated other comprehensive loss	(308)	(212)
Total stockholders' deficit	(176,597)	(161,992)
Total liabilities and stockholders' deficit	$181,401	$197,828

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Software-as-a-service related	$15,771	$15,757
Maintenance	464	383
Professional services	138	27
Total software-related revenue	16,373	16,167
Other	—	3
Total net revenue	16,373	16,170

Cost of Revenue
Software-as-a-service related	5,563	5,535
Maintenance	369	207
Professional services	—	7
Amortization of developed technologies	1,247	1,247
Total software-related cost of revenue	7,179	6,996
Other	—	47
Total cost of revenue	7,179	7,043

Gross Profit	9,194	9,127

Operating Expenses
Selling, general and administrative	14,980	12,502
Research and development	5,715	5,013
Amortization of acquisition-related assets	985	985
Total operating expenses	21,680	18,500

Loss from operations	(12,486)	(9,373)
Interest expense, net	(3,450)	(3,568)
Other income (expense), net	6	(2,570)
Loss from continuing operations before income taxes	(15,930)	(15,511)
Provision for (benefit from) income taxes	20	(8)
Net loss from continuing operations	(15,950)	(15,503)
Income from discontinued operations, net of tax attributable to NantHealth	—	4
Net loss	(15,950)	(15,499)
Net loss attributable to noncontrolling interests	—	(91)
Net loss attributable to NantHealth	$(15,950)	$(15,408)

Basic and diluted net loss per share attributable to NantHealth:
Total net loss per share - common stock	$(0.14)	$(0.14)

Weighted average shares outstanding
Basic and diluted - common stock	115,521,243	111,319,061

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(15,950)	$(15,499)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(96)	28
Total other comprehensive (loss) income	(96)	28
Comprehensive loss	(16,046)	(15,471)
Less: Comprehensive loss attributable to noncontrolling interests	—	91
Comprehensive loss attributable to NantHealth	$(16,046)	$(15,380)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Noncontrolling Interests	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2021	115,505,244	$12	$891,105	$(1,052,897)	$(212)	$(161,992)	$—	$(161,992)
Stock-based compensation cost	—	—	1,417	—	—	1,417	—	1,417
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	45,000	—	24	—	—	24	—	24
Other comprehensive loss	—	—	—	—	(96)	$(96)	—	$(96)
Net loss	—	—	—	(15,950)	—	$(15,950)	—	$(15,950)
Balance at March 31, 2022	115,550,244	$12	$892,546	$(1,068,847)	$(308)	$(176,597)	$—	$(176,597)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Noncontrolling Interests	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2020	111,284,733	$11	$891,583	$(1,003,210)	$(168)	$(111,784)	$384	$(111,400)
Modified retrospective adjustment on adoption of ASU No. 2020-06	—	—	(14,318)	8,572	—	(5,746)	—	(5,746)
Stock-based compensation cost	—	—	912	—	—	912	—	912
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	81,400	—	64	—	—	64	—	64
Other comprehensive income	—	—	—	—	28	28	—	28
Net loss	—	—	—	(15,408)	—	(15,408)	(91)	(15,499)
Balance at March 31, 2021	111,366,133	$11	$878,241	$(1,010,046)	$(140)	$(131,934)	$293	$(131,641)

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,950)	$(15,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,011	3,803
Amortization of debt discounts and deferred financing offering cost	37	323
Change in fair value of derivatives liability	—	(4)
Change in fair value of Bookings Commitment	94	2,463
Stock-based compensation	1,390	887
Deferred income taxes, net	(96)	(101)
Provision for bad debt expense	26	11
Changes in operating assets and liabilities:
Accounts receivable, net	759	(1,443)
Related party receivables, net	1	6
Prepaid expenses and other current assets	(617)	(48)
Accounts payable	2,077	(3,524)
Accrued and other current liabilities	(3,699)	1,833
Deferred revenue	33	269
Related party payables, net	948	1,652
Change in operating lease right-of-use assets and liabilities	(108)	(99)
Other assets and liabilities	45	(221)
Net cash used in operating activities	(11,049)	(9,692)
Cash flows from investing activities:
Purchases of property and equipment, including internal-use software	(1,203)	(1,141)
Net cash used in by investing activities	(1,203)	(1,141)
Cash flows from financing activities:
Repayments of insurance promissory note and notes payable	(782)	(268)
Proceeds from exercises of stock options	24	64
Net cash used in financing activities	(758)	(204)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(46)	3
Net decrease in cash, cash equivalents and restricted cash	(13,056)	(11,034)
Cash, cash equivalents and restricted cash, beginning of period (1)	31,402	24,162
Cash, cash equivalents and restricted cash, end of period (1)	$18,346	$13,128

(1) Cash and cash equivalents included restricted cash of $2,268 and $2,318 at March 31, 2022 and December 31, 2021, respectively, and $2,318 and $1,375 March 31, 2021 and December 31, 2020, respectively. At March 31, 2022, restricted cash of $1,180 is included in prepaid expenses and other current assets and $1,088 is included in other assets. At March 31, 2021, restricted cash of $1,180 is included in prepaid expenses and other current assets and $1,138 is included in other assets. Restricted cash is included in prepaid expenses and other current assets and other assets and consists of funds that are contractually restricted as to usage or withdrawal related to the Company's performance bond related to a contract with a customer, and security deposits in the form of standby letters of credit for leased facilities. No amounts have been drawn upon the letters of credit as of March 31, 2022.

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

On July 22, 2020, the Company acquired The OpenNMS Group, Inc. ("OpenNMS") pursuant to an assignment agreement with Cambridge Equities, L.P. ("Cambridge"), a related party (see Note 16). In August 2021, the Company purchased the remaining 9%, or 241,485 shares of outstanding OpenNMS common stock held by the remaining shareholders.

The Company is integrating OpenNMS with NantHealth’s software portfolio and service offerings, as well as expanding the Company’s capabilities in cloud, Software-as-a-Service ("SaaS"), and artificial intelligence ("AI") technologies, providing customers with services to maintain reliable network connections for critical data flows that enable patient data collaboration and decision making at the point of care. At the same time, this transaction will allow the Company to expand penetration of OpenNMS services in the healthcare industry.

As of March 31, 2022, the Company conducted the majority of its operations in the United States, Canada, and the United Kingdom.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Consolidated Financial Statements include the accounts of NantHealth and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operations. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission ("SEC"), these unaudited Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2021. The accompanying Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited Consolidated Financial Statements at that date. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company believes its existing cash and cash equivalents, and its ability to borrow on the $125,000 promissory note with Nant Capital, LLC ("Nant Capital") (see Note 16) will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements. The Company continues to have its Chairman and CEO’s intent and ability to support the Company’s operations with additional funds as required. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. The Company may also consider selling off components of its business. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the launch, commercialization and marketing of the Company's existing products and services as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including promissory notes with Nant Capital and affiliates, convertible notes, the sale of its common stock, revenue generated from our products and services and proceeds from the sale of components of its business.

Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates. The estimates and assumptions used in the accompanying unaudited Consolidated Financial Statements are based upon management’s evaluation of the relevant facts and circumstances at the balance sheet date. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable allowance, useful lives of long-lived assets and intangible assets, income taxes, stock-based compensation, impairment of long-lived assets and intangible assets, and the expected performance against minimum reseller commitments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented.
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
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Upcoming Accounting Standard Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the Company expects to collect over the instrument's contractual life. ASU No. 2016-13 is effective for fiscal periods beginning after December 15, 2022 for smaller reporting companies and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Company is still evaluating the effects of this ASU.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, nor are believed by management to have, a material impact on the Company's present or future Consolidated Financial Statements.

Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three months ended March 31, 2022 and 2021, there were revenues of $727 and $538 recognized, respectively, that were included in the deferred revenue balance at the beginning of the period.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $739 at March 31, 2022 and $810 at December 31, 2021. During the three months ended March 31, 2022 and 2021, the Company recorded amortization of $142 and $160, respectively.

Where management is not able to conclude that the costs of a contract will be recovered, costs to obtain the contract are expensed as incurred.
Performance Obligations
As of March 31, 2022, the Company has allocated a total transaction price of $3,925 to unfulfilled performance obligations that are expected to be fulfilled within 9 years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

Note 4. Accounts Receivable, net
Accounts receivable are included in the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2022 and December 31, 2021 was $25 and $2, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 5. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid expenses	$2,797	$2,256
Restricted cash	1,180	1,180
Other current assets	541	574
Prepaid expenses and other current assets	$4,518	$4,010

Accrued and other current liabilities as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Payroll and related costs	$3,990	$8,545
Accrued liabilities	2,633	2,640
Bookings Commitment (see Note 9)	1,670	1,661
Interest payable	1,547	703
Operating lease liabilities	1,967	1,912
Other accrued and other current liabilities	905	897
Accrued and other current liabilities	$12,712	$16,358

Note 6. Property, Plant and Equipment, net
Property, plant and equipment, net as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Computer equipment and software	$7,627	$9,267
Furniture and equipment	1,059	1,060
Leasehold improvements	3,809	3,821
Property, plant, and equipment, excluding internal-use software, gross	12,495	14,148
Less: Accumulated depreciation and amortization	(9,687)	(10,857)
Property, plant and equipment, excluding internal-use software, net	2,808	3,291
Internal-use software	44,545	43,314
Construction in progress - Internal-use software	1,051	1,082
Less: Accumulated depreciation and amortization, internal-use software	(36,448)	(35,321)
Internal-use software, net	9,148	9,075
Property, plant and equipment, net	$11,956	$12,366

Depreciation expense from continuing operations was $1,637 for the three months ended March 31, 2022, of which $1,128 related to internal-use software costs. Depreciation and amortization expense from continuing operations was $1,411 for the three months ended March 31, 2021, of which $989 related to internal-use software costs.

Amounts capitalized to internal-use software related to continuing operations for the three months ended March 31, 2022 and 2021 were $1,206 and $890, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 7. Intangible Assets, net
The Company’s definite-lived intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Customer relationships	$53,000	$53,000
Developed technologies	34,500	34,500
Trade name	3,300	3,300
Installed user base	1,400	1,400
Intangible assets, gross	92,200	92,200
Less: Accumulated amortization	(55,393)	(53,161)
Intangible assets, net	$36,807	$39,039

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three months ended March 31, 2022 and 2021 was $2,232 and $2,232, respectively.

The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of March 31, 2022 is as follows:

Amounts
Remainder of 2022	$6,698
2023	4,346
2024	4,283
2025	4,147
2026	3,467
Thereafter	13,866
Total future intangible amortization expense	$36,807

Note 8. Convertible Notes
2021 4.5% Convertible Senior Notes ("2021 Notes")
On April 13, 2021, the Company and its wholly owned subsidiary, NaviNet (the "Guarantor") entered into a note purchase agreement (the “Note Purchase Agreement”) with Highbridge and certain other buyers, including Nant Capital to issue and sell $137,500 in aggregate principal amount of its 4.5% convertible senior notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The 2021 Notes were issued on April 27, 2021. The total net proceeds from this offering were approximately $136,772, comprised of $62,223 from Nant Capital and $74,549 from Highbridge, after deducting Highbridge’s debt issuance costs of $118 and $610 in debt issuance costs paid to third parties in connection with the 2021 Notes offering.

The Company used part of the proceeds from the 2021 Notes issuance to repurchase the remaining $31,945 of principal amount of the 2016 5.5% Convertible Senior Notes ("2016 Notes") held by Highbridge (“Repurchased Notes”) and pay $644 of accrued and unpaid interest. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company provided a notice of a "Fundamental Change" (as defined in the indenture governing the Company's 2016 Notes) and an offer to repurchase all the outstanding 2016 Notes. On May 25, 2021, the Company purchased $55,555 of the outstanding 2016 Notes via a Fundamental Change repurchase and paid $1,358 of accrued and unpaid interest thereon.

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
As of March 31, 2022, the remaining life of the Convertible Notes is approximately 48.5 months.

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

For so long as at least $25,000 principal amount of the 2021 Notes are outstanding, the 2021 Indenture restricts the Company or any of its subsidiaries from creating, assuming, or incurring any indebtedness owing to any of the Company's affiliates (other than intercompany indebtedness between the Company and its subsidiaries and other than any of the Company's 2021 Notes), or prepaying any such indebtedness, subject to certain exceptions, unless certain conditions described in the 2021 Indenture have been satisfied. Under the 2021 Indenture, the Company may incur affiliate debt if there is (i) no default or event of default at the time of such incurrence or would occur as a consequence of such incurrence; (ii) such affiliate debt is unsecured and subordinated to the 2021 Notes; and (iii) no principal of such affiliate debt is scheduled to mature earlier than the date that is 181 days after April 15, 2026, the maturity date of the 2021 Notes. See Note 11 Commitments and Contingencies for default provisions.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes how the issuance of the 2021 Notes is reflected in the Company's Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

	Related Party	Others	Total
Balance as of March 31, 2022
Gross proceeds	$62,500	$75,000	$137,500
Unamortized debt discounts and deferred financing offering costs	(215)	(377)	(592)
Net carrying amount	$62,285	$74,623	$136,908

Balance as of December 31, 2021
Gross proceeds	$62,500	$75,000	$137,500
Unamortized debt discounts and deferred financing offering costs	(232)	(397)	(629)
Net carrying amount	$62,268	$74,603	$136,871

The following tables set forth the Company's interest expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended March 31, 2022
2021 Notes	Related Party	Others	Total
Accrued coupon interest expense	$703	$844	$1,547
Amortization of deferred financing offering costs	17	20	37
Total convertible notes interest expense	$720	$864	$1,584

	Three Months Ended March 31, 2021
2016 Notes	Related Party	Others	Total
Accrued coupon interest expense	$137	$1,334	$1,471
Amortization of debt discounts	8	76	84
Amortization of deferred financing offering costs	5	234	239
Total convertible notes interest expense	$150	$1,644	$1,794

Note 9. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$34,568	$—	$—	$34,568

	December 31, 2021
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$34,474	$—	$—	$34,474

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

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. The Company also agreed that Allscripts shall receive at least $500 per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, the Company shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. As of both March 31, 2022 and December 31, 2021, the accrued Annual Minimum Commitment was $1,200. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement.

The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business, using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was 12% at March 31, 2022 and 11% at December 31, 2021. The change in fair value is recorded within other income (expense), net in the Company's Consolidated Statements of Operations.

The fair value of the Bookings Commitment is dependent on management's estimate of the probability of success on individual opportunities and the cost of debt applied in discounting the liability. The higher the probability of success on each opportunity, the lower the fair value of the Bookings Commitment liability. The lower the cost of debt applied, the higher the value of the liability.

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at March 31, 2022, the fair value of the liability would increase by $3,716.
The fair market value for level 3 securities may be highly sensitive to the use of unobservable inputs and subjective assumptions. Generally, changes in significant unobservable inputs may result in significantly lower or higher fair value measurements.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2022:

	December 31, 2021	Transfers in (out)	Change in fair value recognized in earnings	March 31, 2022
Liabilities
Bookings Commitment	34,474	—	94	34,568
	$34,474	$—	$94	$34,568
Fair Value of Convertible Notes held at amortized cost
As of March 31, 2022 and December 31, 2021, the fair value and carrying value of the Company's Convertible 2021 Notes were:

	Fair value	Carrying value	Face value
2021 Notes
Balance as of March 31, 2022
Related party	$49,430	$62,285	$62,500
Others	59,316	74,623	75,000
	$108,746	$136,908	$137,500
Balance as of December 31, 2021
Related party	$51,466	$62,268	$62,500
Others	61,760	74,603	75,000
	$113,226	$136,871	$137,500

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

Future minimum lease payments under the Company's operating leases at March 31, 2022 were:

Maturity Analysis	Amounts
Remainder of 2022	$2,007
2023	2,679
2024	2,524
2025	671
2026	604
2027	427
Thereafter	660
Total future minimum lease payments	9,572
Less: imputed interest	(1,894)
Total	$7,678
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$1,967
Operating lease liabilities	5,711
$7,678

Note 11. Commitments and Contingencies
The Company's principal commitments consist of obligations under its outstanding debt obligations, noncancelable leases for its office space and certain equipment and vendor contracts to provide research services, and purchase obligations under license agreements and reseller agreements.
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of Nant Capital to fund the acquisition of NaviNet (see Note 16). On May 9, 2016 and December 15, 2016, the promissory note with Nant Capital was amended to provide that all outstanding principal and accrued interest is due and payable on June 15, 2022, and not on demand. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes (see Note 8).
Indenture Obligations Under Convertible Notes
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
Unconditional Purchase Obligations
In 2020, NantWorks entered into agreements with various vendors related to an enterprise resource planning (“ERP”) implementation project on behalf of its subsidiaries, including NantHealth. NantWorks bills the Company for its portion of these expenses through the Shared Services Agreement (see Note 16). As of March 31, 2022, the Company’s estimated unconditional purchase obligations total approximately $600 for the remainder of 2022, and $100 in 2023. During the three months ended March 31, 2022, the Company made payments of approximately $67 for the amounts purchased related to the unconditional purchase obligations for the ERP implementation project.
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

Note 12. Income Taxes

The provision for income taxes for the three months ended March 31, 2022 and 2021 from continuing operations was a provision of $20 and a benefit from of $8, respectively. The provision for (benefit from) income taxes for the three months ended March 31, 2022 and 2021 from continuing operations included an income tax provision for (benefit from) the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three months ended March 31, 2022 and 2021 from continuing operations were a provision of 0.13% and a benefit of 0.05%, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 differed from the U.S. federal statutory rates of 21% primarily as a result of a valuation allowance on the Company's deferred tax assets.

The Company has evaluated all available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a valuation allowance on substantially all deferred tax assets in excess of deferred tax liabilities. If/when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company has recently completed an IRS audit for the tax year 2016 with no adjustments. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2016 or prior, however, its tax attributes, such as net operating loss (“NOL”) carryforwards and tax credits, are still subject to examination in the year they are used.

Note 13. Stockholders’ Equity
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of March 31, 2022 and December 31, 2021, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of March 31, 2022, and December 31, 2021, there were no outstanding shares of preferred stock.

On April 13, 2021, the Company exchanged with Cambridge and Highbridge, $10,000 principal of the 2016 Notes ($5,000 with each party, respectively), for 1,689,189 and 1,926,781 common shares, respectively.

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

Note 14. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended March 31,
	2022	2021
Stock options:
Cost of revenue	60	42
Selling, general and administrative	1,140	698
Research and development	141	98
Total stock options stock-based compensation expense	1,341	838
Restricted stock units:
Selling, general and administrative	27	49
Total restricted stock units stock-based compensation expense	27	49
Related party share based payments:
Selling, general and administrative	12	—
Research and development	10	—
Total related party stock-based compensation expense	22	—
Total stock-based compensation expense	1,390	887
Amount capitalized to internal-use software	27	25
Total stock-based compensation cost	$1,417	$912
2016 Equity Incentive Plan
Stock Options
The following table summarizes the activity related to stock options during the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding - December 31, 2021	14,475,636	$2.06
Exercised	(45,000)	$0.55
Forfeited	(118,750)	$3.60
Stock options outstanding - March 31, 2022	14,311,886	$2.05
Stock options exercisable - March 31, 2022	4,320,636	$1.35
As of March 31, 2022, the Company had $11,365 of unrecognized stock-based compensation expense related to stock options. This cost is expected to be recognized over a weighted-average period of 1.9 years.
The Company settles all exercised stock options by issuing shares of the Company's common stock without netting down the portion related to payroll withholding tax obligations.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Restricted Stock Units
The following table summarizes the activity related to the unvested restricted stock units during the three months ended March 31, 2022:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted stock units outstanding - December 31, 2021	119,705	$1.81
Vested	(59,852)	$1.81
Unvested restricted stock units outstanding - March 31, 2022	59,853	$1.81
Vested and exercisable, end of period	59,852	$1.81
Vested and unvested restricted units outstanding - March 31, 2022	119,705	$1.81
As of March 31, 2022, the Company had $102 of unrecognized stock-based compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted-average period of 0.9 years.
During the three months ended March 31, 2022, the Company issued 0 shares of common stock to participants of the 2016 Plan based in the United States.

Note 15. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock attributable to NantHealth for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	Common Stock	Common Stock
Net loss per share numerator:
Net loss from continuing operations	$(15,950)	$(15,503)
Net loss attributable to noncontrolling interests	—	(91)
Net loss from continuing operations attributable to NantHealth	(15,950)	(15,412)
Income from discontinued operations attributable to NantHealth	—	4
Net loss attributable to NantHealth for basic and diluted net loss per share	$(15,950)	$(15,408)
Weighted-average shares for basic and diluted net loss per share	115,521,243	111,319,061

Basic and diluted net loss per share attributable to NantHealth:
Total net loss per share - common stock	$(0.14)	$(0.14)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2022	2021
Unvested and vested and unissued restricted stock units	119,705	193,455
Unexercised stock options	14,311,886	9,678,724
Convertible notes	35,732,853	8,815,655

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 16. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three months ended March 31, 2022, the Company recognized $594 of income from selling, general and administrative expenses for services provided by the Company to NantWorks and affiliates, net of services provided to NantWorks and affiliates. During the three months ended March 31, 2021, the Company incurred $106 of expenses recognized in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates.
Nant Capital Note Purchase Agreement
On April 13, 2021, the Company entered into a Note Purchase Agreement with Nant Capital to issue and sell $62,500 in aggregate principal amount of its 2021 Notes (see Note 11). The accrued and unpaid interest on the 2021 Notes held by Nant Capital was $1,289 and $586 at March 31, 2022 and December 31, 2021, respectively, and was included as part of current related party payables, net in the Consolidated Balance Sheets.
Related Party Receivables and Payables
As of March 31, 2022 and December 31, 2021, the Company had related party receivables of $1,517 and $1,518, respectively, primarily consisting of a receivable from Ziosoft KK of $1,144 in both periods, which was related to the sale of Qi Imaging. As of March 31, 2022 and December 31, 2021, respectively, the Company had related party payables and related party liabilities of $44,438 and $43,439, respectively, which primarily relate to interest payable on the $112,666 promissory note in favor of Nant Capital and amounts owed to NantWorks pursuant to the Shared Services Agreement. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

As of March 31, 2022 and December 31, 2021, the Company had $0 and $0, respectively, of outstanding related party payables under the Second Amended Reseller Agreement. During the three months ended March 31, 2022 and March 31, 2021, direct costs of $0 were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Related Party Promissory Notes
In January 2016, we executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Soon-Shiong, our Chairman and CEO. As of December 31, 2021, the total advances made by Nant Capital to us pursuant to the note was approximately $112,666. On May 9, 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the 2016 Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the Nant Capital Note to June 15, 2022 and to subordinate the Nant Capital Note in right of payment to the 2016 Notes. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. When a repayment is made, Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484 held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. As of March 31, 2022 and December 31, 2021, the total principal and interest outstanding on the promissory note amounted to $152,802 and $150,944, respectively. The accrued and unpaid interest on the promissory note as of March 31, 2022 and December 31, 2021 was $40,136 and $38,278, respectively, included as part of noncurrent related party liabilities in the Consolidated Balance Sheets.

On March 3, 2017, NantHealth Labs (formerly Liquid Genomics, Inc.), executed a promissory note with NantWorks. The principal amount of the advance made by NantWorks totaled $250,000 as of March 31, 2022 and December 31, 2021 On June 30, 2017, the promissory note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due on demand. The note bears interest at a per annum rate of 5.0%, compounded annually. As of March 31, 2022 and December 31, 2021, the total interest outstanding on this note amounted to $70 and $66, respectively and is included in related party payables, net.

On August 8, 2018, the Company executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, the Company and Nant Capital executed an agreement to amend and restate the original promissory note allowing us to request advances up a maximum commitment of $125,000 that bears interest at a per annum rate of 5.50%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the 2016 Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. The promissory note includes customary negative covenants. On April 27, 2021, in connection with the issuance of the 2021 Notes, we and Nant Capital entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2020, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. No advances have been made under the promissory note. As of March 31, 2022, the Company was in compliance with the covenants.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Related Party Share-based Payments
On December 21, 2020, ImmunityBio, Inc. (formerly known as NantKwest, Inc.) ("ImmunityBio"), NantCell, and Nectarine Merger Sub, Inc., a wholly owned subsidiary of ImmunityBio, entered into an Agreement and Plan of Merger, which was completed on March 9, 2021 (the "Merger"). The newly merged entity is majority owned by entities controlled by Dr. Soon-Shiong, Chairman and Chief Executive Officer of the Company. On March 4, 2021, prior to the Merger, NantCell awarded restricted stock units to its employees and employees, including certain NantHealth employees of Immunity Bio, which vest over defined service periods, subject to completion of a liquidity event. At the effective time of the Merger on March 9, 2021, the performance condition was met and each share of common stock of NantCell that was issued and outstanding immediately prior to the Merger was automatically converted into the right to receive as consideration newly issued common shares of ImmunityBio. The Company accounts for these awards as compensation cost at its estimated fair value over the vesting period with a corresponding credit to equity to reflect a capital contribution from, or on behalf of, the common controlling entity, to the extent that those services provided by its employees associated with these awards benefit NantHealth. The fair value is dependent on management's estimate of the benefit to NantHealth. The higher the estimate of benefit to the Company, the higher the fair value of compensation cost. The compensation cost attributed to NantHealth associated with these awards was $22 for the three months ended March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). This discussion contains forward-looking statements that are based on the beliefs, assumptions, and information currently available to our management, and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those described in greater detail elsewhere in this Quarterly Report and in our Annual Report on Form 10-K, particularly in Item 1A, “Risk Factors”.
Overview
NantHealth, Inc. (“we” or “us”) provides enterprise solutions that help businesses transform complex data into actionable insights. By offering efficient ways to move, interpret, and visualize complex and highly sensitive information, we help our customers in healthcare, life sciences, logistics, telecommunications, and other industries, to automate, understand, and act on data while keeping it secure and scalable.

Our product portfolio comprises the latest technology in payer/provider collaboration platforms for real-time coverage decision support (NaviNet and Eviti), and data solutions that include multi-data analysis, reporting and professional services offerings (Quadris). In addition, OpenNMS, a subsidiary of ours, helps businesses monitor and manage network health and performance. Altogether, we generally derive revenue from SaaS subscription fees, support services, professional services, and revenue sharing through collaborations with complementary businesses.

We market certain of our solutions as a comprehensive integrated solution that includes our clinical decision support, payer engagement solutions, data analysis and network monitoring and management. We also market our clinical decision support, payer engagement solutions, data analysis and network monitoring and management on a stand-alone basis. To accelerate our commercial growth and enhance our competitive advantage, we intend to continue to:

•introduce new marketing, education and engagement efforts and foster relationships across the health care community to drive adoption of our products and services;
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

The acquisition of OpenNMS, an enterprise-grade open-source network management company, expands and diversifies our software portfolio and service offerings, adding AI technologies, and enhancing cloud and SaaS capabilities. We believe OpenNMS will provide our customers with a new set of services to maintain reliable network connections for critical data flows that enable patient data collaboration and decision making at the point of care.
Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of March 31, 2022, our accumulated deficit was approximately $1.1 billion. We expect to continue to incur operating losses over the near term as we expand our commercial operations and invest further in NantHealth solutions.
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

Purchase of Convertible Notes
On April 13, 2021, we and our wholly owned subsidiary, NaviNet (the “Guarantor”) entered into a note purchase agreement (the “Note Purchase Agreement”) with Highbridge Capital Management, LLC and one of its affiliates (“Highbridge”) and Nant Capital, LLC ("Nant Capital"), an entity affiliated with Dr. Patrick Soon-Shiong, our Executive Chairman, to issue and sell $137.5 million in aggregate principal amount of our 4.5% convertible senior notes due 2026 (the “2021 Notes”) in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Note Purchase Agreement includes customary representations, warranties and covenants by us. Under the terms of the Note Purchase Agreement, we have agreed to indemnify the buyers against certain liabilities. The 2021 Notes were issued on April 27, 2021. The 2021 Notes will mature on April 15, 2026, unless earlier repurchased, redeemed or converted.

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

On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Second Amended and Restated Promissory Note which amends and restates our promissory note, dated August 8, 2018, as amended on December 31, 2020, between us and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the Second Promissory Note in right of payment to the 2021.

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

However, in light of the uncertainties regarding economic, business, social, health and geopolitical conditions, our revenues, earnings, liquidity, and cash flows could be adversely affected, whether on an annual or quarterly basis. Continued impacts of the COVID-19 pandemic could materially adversely affect our current and long-term accounts receivable, as our negatively impacted customers from the pandemic may request temporary relief, delay, or not make scheduled payments. In addition, the deployment of our solutions may represent a large portion of our customers' investments in software technology. Decisions to make such an investment are impacted by the economic environment in which the customers operate. Uncertain global geopolitical, economic and health conditions and the lack of visibility or the lack of financial resources may cause some customers to reduce, postpone or terminate their investments, or to reduce or not renew ongoing paid services, adversely impacting our revenues or timing of revenue. Health conditions in some geographic areas where our customers operate could impact the economic situation of those areas. These conditions, including the COVID-19 pandemic, may present risks for health and limit the ability to travel for our employees, which could further lengthen our sales cycle and delay revenue and cash flows in the near-term.
Nasdaq Delisting
On February 18, 2022, we received a notice (the “Notice”) from The Nasdaq Stock Market LLC ("Nasdaq”) informing us that for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Notice has no immediate effect on our Nasdaq listing or trading of our common stock. We have 180 calendar days, or until August 17, 2022, to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by August 17, 2022, we may be eligible for additional time to regain compliance or if we are otherwise not eligible, we may request a hearing before a Hearings Panel.
2017 Asset Purchase Agreement with Allscripts
On August 3, 2017, we entered into an asset purchase agreement (the "APA") with Allscripts Healthcare Solutions, Inc.(“Allscripts”), pursuant to which we agreed to sell to Allscripts substantially all of the assets of our provider/patient engagement solutions business, including our FusionFX solution and components of its NantOS software connectivity solutions (the “Business”). On August 25, 2017, we and Allscripts completed the sale pursuant to the APA.

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

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, we committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 9 of the Consolidated Financial Statements). We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. The total estimated liability was $35.8 million and $35.7 million as of March 31, 2022 and December 31, 2021, respectively.

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

Non-GAAP net loss from continuing operations excludes the effects of (1) stock-based compensation expense, (2) change in fair value of derivatives liability, (3) change in fair value of the Bookings Commitment, (4) noncash interest expense related to convertible notes, (5) intangible amortization, and (6) the impacts of certain income tax benefits and provisions from noncash activity.

The following table reconciles Net loss from continuing operations attributable to NantHealth to Net loss from continuing operations attributable to NantHealth - Non-GAAP for the three months ended March 31, 2022 and 2021 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2022	2021
Net loss from continuing operations attributable to NantHealth	$(15,950)	$(15,412)
Adjustments to GAAP net loss from continuing operations attributable to NantHealth:
Stock-based compensation expense from continuing operations	1,390	883
Change in fair value of derivatives liability	—	(4)
Change in fair value of Bookings Commitment	94	2,463
Noncash interest expense related to convertible notes	37	323
Intangible amortization from continuing operations	2,232	2,212
Tax benefit resulting from certain noncash tax items	(40)	(43)
Total adjustments to GAAP net loss from continuing operations attributable to NantHealth	3,713	5,834
Net loss from continuing operations attributable to NantHealth - Non-GAAP	$(12,237)	$(9,578)

Weighted average basis common shares outstanding	115,521,243	111,319,061

Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.11)	$(0.09)

The following table reconciles Net loss per common share from continuing operations attributable to NantHealth to Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP for the three months ended March 31, 2022 and 2021 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2022	2021
Net loss per common share from continuing operations attributable to NantHealth	$(0.14)	$(0.14)
Adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth:
Stock-based compensation expense from continuing operations	0.01	0.01
Change in fair value of derivatives liability	—	—
Change in fair value of Bookings Commitment	—	0.02
Noncash interest expense related to convertible notes	—	—
Intangible amortization from continuing operations	0.02	0.02
Tax benefit resulting from certain noncash tax items	—	—
Total adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth	0.03	0.05
Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.11)	$(0.09)

Components of Our Results of Operations
Revenue
We generate our revenue from the sale of SaaS, maintenance, and services. Our systems infrastructure and platforms support the delivery and implementation of value-based care models across the healthcare continuum, and the maintenance of reliable network connections. We generate revenue from the following sources:

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
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency gains (losses), changes in the fair value of the Bookings Commitment and other non-recurring items.
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
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests consists of losses related to minority ownership of components of our business.

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
Revenue
Software-as-a-service related	$15,771	$15,757
Maintenance	464	383
Professional services	138	27
Total software-related revenue	16,373	16,167
Other	—	3
Total net revenue	16,373	16,170

Cost of Revenue
Software-as-a-service related	5,563	5,535
Maintenance	369	207
Professional services	—	7
Amortization of developed technologies	1,247	1,247
Total software-related cost of revenue	7,179	6,996
Other	—	47
Total cost of revenue	7,179	7,043

Gross Profit	9,194	9,127

Operating Expenses
Selling, general and administrative	14,980	12,502
Research and development	5,715	5,013
Amortization of acquisition-related assets	985	985
Total operating expenses	21,680	18,500

Loss from operations	(12,486)	(9,373)
Interest expense, net	(3,450)	(3,568)
Other income (expense), net	6	(2,570)
Loss from continuing operations before income taxes	(15,930)	(15,511)
Provision for (benefit from) income taxes	20	(8)
Net loss from continuing operations	(15,950)	(15,503)
Income from discontinued operations, net of tax attributable to NantHealth	—	4
Net loss	(15,950)	(15,499)
Net loss attributable to noncontrolling interests	—	(91)
Net loss attributable to NantHealth	$(15,950)	$(15,408)

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended March 31,
	2022	2021
Revenue
Software-as-a-service related	96.3%	97.4%
Maintenance	2.8%	2.4%
Professional services	0.8%	0.2%
Total software-related revenue	99.9%	100.0%
Other	—%	—%
Total net revenue	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	34.0%	34.2%
Maintenance	2.3%	1.3%
Professional services	—%	0.1%
Amortization of developed technologies	7.5%	7.7%
Total software-related cost of revenue	43.8%	43.3%
Other	—%	0.3%
Total cost of revenue	43.8%	43.6%

Gross Profit	56.2%	56.4%

Operating Expenses
Selling, general and administrative	91.6%	77.3%
Research and development	34.9%	31.0%
Amortization of acquisition-related assets	6.0%	6.1%
Total operating expenses	132.5%	114.4%

Loss from operations	(76.3)%	(58.0)%
Interest expense, net	(21.1)%	(22.1)%
Other income (expense), net	—%	(15.9)%
Loss from continuing operations before income taxes	(97.3)%	(95.9)%
Provision for (benefit from) income taxes	0.1%	—%
Net loss from continuing operations	(97.4)%	(95.9)%
Income from discontinued operations, net of tax attributable to NantHealth	—%	—%
Net loss	(97.4)%	(95.9)%
Net loss attributable to noncontrolling interests	—%	(0.6)%
Net loss attributable to NantHealth	(97.4)%	(95.3)%

Comparison of the Three Months Ended March 31, 2022 and 2021 (Unaudited)
Revenue

(Dollars in thousands)	Three Months Ended March 31,		Period-To-Period Change
	2022	2021	Amount	Percent
Software-as-a-service related	$15,771	$15,757	$14	0.1%
Maintenance	464	383	81	21.1%
Professional services	138	27	111	411.1%
Total software-related revenue	16,373	16,167	206	1.3%
Other	—	3	(3)	(100.0)%
Total net revenue	$16,373	$16,170	$203	1.3%
Total revenue increased $0.2 million, or 1.3%, for the three months ended March 31, 2022, compared to the prior year period, due to a $0.2 million increase in software-related revenue.
The increase of $0.1 million in maintenance revenue and $0.1 million increase in professional services revenue were attributable to growth in the OpenNMS business.
We believe that significant opportunities exist for expanded cross-selling across our products and across our existing customer base, including Eviti, NaviNet, and OpenNMS customer bases.

Cost of Revenue

(Dollars in thousands)	Three Months Ended March 31,		Period-To-Period Change
	2022	2021	Amount	Percent
Software-as-a-service related	$5,563	$5,535	$28	0.5%
Maintenance	369	207	$162	78.3%
Professional services	—	7	(7)	(100.0)%
Amortization of developed technologies	1,247	1,247	—	—%
Total software-related cost of revenue	7,179	6,996	183	2.6%
Other	—	47	(47)	(100.0)%
Total cost of revenue	$7,179	$7,043	$136	1.9%
Total cost of revenue increased $0.1 million, or 1.9%, for the three months ended March 31, 2022, compared to the prior year period. The increase was primarily related to higher maintenance cost attributable to the growth in the OpenNMS business.

Selling, General and Administrative

(Dollars in thousands)	Three Months Ended March 31,		Period-To-Period Change
	2022	2021	Amount	Percent
Selling, general and administrative	$14,980	$12,502	$2,478	19.8%
Selling, general and administrative expenses increased $2.5 million, or 19.8% for the three months ended March 31, 2022, compared to the prior year period. The increase was driven by $1.4 million in higher consulting and professional costs attributable to the migration of our information technology infrastructure to the cloud, our enterprise resource planning implementation project, compliance expenses and legal fees. In addition, higher personnel costs totaling $1.0 million were attributable to growth in the OpenNMS business and an increase in stock-based compensation.

Research and Development

(Dollars in thousands)	Three Months Ended March 31,		Period-To-Period Change
	2022	2021	Amount	Percent
Research and development	$5,715	$5,013	$702	14.0%
Research and development expenses increased $0.7 million or 14.0% for the three months ended March 31, 2022, compared to the prior year period. The increase was primarily driven by $0.9 million in higher costs attributable to the OpenNMS business to drive product development initiatives.

Amortization of Acquisition-related Assets

(Dollars in thousands)	Three Months Ended March 31,		Period-To-Period Change
	2022	2021	Amount	Percent
Amortization of acquisition-related assets	$985	$985	$—	—%
Amortization of acquisition-related assets was flat at $1.0 million for three months ended March 31, 2022 compared to $1.0 million for three months ended March 31, 2021.

Interest Expense, net

(Dollars in thousands)	Three Months Ended March 31,		Period-To-Period Change
	2022	2021	Amount	Percent
Interest expense, net	$3,450	$3,568	$(118)	(3.3)%

Interest expense, net decreased by $0.1 million, or 3.3% for the three months ended March 31, 2022, compared to the prior year period. This decrease was driven by $0.3 million in less noncash interest expense attributable to the lower debt issuance costs on the 2021 Notes issued in April 2021 as compared to the 5.5% senior convertible notes that matured in December 2021 (the "2016 Notes"). This decrease was partially offset by $0.1 million in higher convertible debt interest driven by the convertible notes issued in 2021, and an increase in additional interest on the Nant Capital Note of $0.1 million.
See the section entitled "Liquidity and Capital Resources" below and refer to Note 8 and Note 16 to the accompanying Consolidated Financial Statements for further discussion of our convertible notes and the note with Nant Capital.

Other Income (Expense), net

(Dollars in thousands)	Three Months Ended March 31,		Period-To-Period Change
	2022	2021	Amount	Percent
Other income (expense), net	$6	$(2,570)	$2,576	(100.2)%
The decrease of $2.6 million Other income (expense), net for the three months ended March 31, 2022 compared to the prior year period was driven by the change in the fair value of the Bookings Commitment. The change in the fair value of the Bookings Commitment is a result of macroeconomic factors. The change in fair value for the three months ended March 31, 2022 was a loss of $0.1 million, compared to a loss of $2.5 million for the three months ended March 31, 2021.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2022, we had cash and cash equivalents of $16.1 million, compared to $29.1 million as of December 31, 2021, of which $0.6 million and $0.8 million, respectively, related to foreign subsidiaries.
We believe our existing cash and cash equivalents, and our ability to borrow on the $125.0 million promissory note with Nant Capital, LLC ("Nant Capital") (see Note 16) will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements. We continue to have our Chairman and CEO’s intent and ability to support our operations with additional funds as required. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital have been the private placement of membership interests prior to our IPO, debt financing agreements, including promissory notes with Nant Capital and affiliates, convertible notes, the sale of our common stock, revenue generated from our products and services, and proceeds from the sale of components of our business.
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

On April 27, 2021, concurrent with the 2021 Notes issuance, we used the proceeds to prepay the remaining $31.9 million of principal amount of the 2016 Notes held by Highbridge and $0.6 million of accrued interest on such 2016 Notes. On April 27, 2021, in connection with the issuance of the 2021 Notes, we provided a notice of a fundamental change (as defined in the indenture governing the 2016 Notes) and an offer to repurchase all our outstanding 2016 Notes. On May 25, 2021, we purchased $55.6 million of the outstanding 2016 Notes, including accrued and unpaid interest thereon. On December 15, 2021, the maturity date of the 2016 notes, we paid the remaining $9.5 million of the outstanding principal balance on the 2016 Notes, including accrued and unpaid interest thereon.

Open Market Sale Agreement

On November 12, 2021, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”) under which we may offer and sell up to $30.0 million of shares of our common stock, par value $0.0001 per share (the “Shares”), from time to time through the Sales Agent. The sales and issuances of the Shares under the Sale Agreement will be made pursuant to our effective shelf registration statement on Form S-3 (the “Registration Statement”) that was declared effective on May 6, 2021.

The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with their normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market LLC, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission of 3.0% of the aggregate gross proceeds from each sale of the Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act of 1933, as amended.

Nant Capital Notes

In January 2016, we executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Soon-Shiong. As of March 31, 2022, the total advances made by Nant Capital to us pursuant to the note was approximately $112.7 million. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. When a repayment is made, Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.

On August 8, 2018, we executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, we executed an agreement with Nant Capital to amend and restate the original promissory note, allowing us to request advances up a maximum commitment of $125.0 million that bears interest at a per annum rate of 5.5%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the 2016 Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. On April 27, 2021, in connection with the issuance of the 2021 Notes, we and Nant Capital entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2020, between us and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. The promissory note includes customary negative covenants. No advances have currently been made under the promissory note. As of March 31, 2022, we were in compliance with the covenants.

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

Capital Expenditures

There have been no material changes during the three months ended March 31, 2022 to our capital expenditure obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our principal material cash requirements consist of obligations under our outstanding debt obligations related to the 2021 Notes, Nant Capital Note, Bookings Commitment, and noncancelable leases for our office space. Refer to Note 8, Note 9, Note 10, and Note 16 to the accompanying Consolidated Financial Statements.

Additionally, our estimated noncancelable contractual obligations for our enterprise resource planning implementation project through the shared services agreement with NantWorks total approximately $0.7 million. See Note 11 and Note 16 to the accompanying Consolidated Financial Statements.
Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
Cash (used in) provided by:
Operating activities	$(11,049)	$(9,692)
Investing activities	(1,203)	(1,141)
Financing activities	(758)	(204)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(46)	3
Net decrease in cash, cash equivalents and restricted cash	$(13,056)	$(11,034)

To date, our operations have been primarily financed through the proceeds from related party promissory notes, the issuance of convertible notes, the sale of components of our business, revenue generated from the sales of our products and services, and through equity issuances, including net cash proceeds from our IPO. In June 2016, we sold 6,900,000 shares of common stock at a price of $14.00 per share, which includes 400,000 shares sold to the underwriter upon exercise of their overallotment option to purchase additional shares of common stock. We raised net proceeds of $83.6 million from our IPO, after underwriting fees, discounts and commissions of $4.9 million and other offering costs of $8.1 million. In December 2016, we issued convertible notes to a related party and others for aggregate net proceeds of $102.7 million, $9.9 million from Cambridge, and $92.8 million from others, after deducting underwriting discounts and commissions and offering costs of $4.3 million. In February 2020, we received $47.3 million in proceeds from the sale of our Connected Care Business. In April 2021, we issued convertible notes to a related party and others for aggregate net proceeds of $136.8 million, $62.2 million from Nant Capital, and $74.6 million from Highbridge, after deducting offering costs of $0.7 million.
Operating Activities
Our cash flows from operating activities have been driven by rate of revenue, billings, and collections, the timing and extent of spending to support product development efforts and enhancements to existing services, the timing of general and administrative expenses, and the continuing market acceptance of our solutions.
In addition, our net loss in the three months ended March 31, 2022 has been greater than our use of cash for operating activities due to the inclusion of noncash charges.
Cash used in operating activities of $11.0 million during the three months ended March 31, 2022 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the three months ended March 31, 2022, our net loss of $16.0 million consisted of noncash items largely due to $4.0 million of depreciation and amortization, $1.4 million of stock-based compensation, and a $0.1 million increase in the fair value of the Bookings Commitment liability.
Changes in working capital decreased cash $0.6 million during the three months ended March 31, 2022. The decrease in cash was primarily attributable to a $3.7 million decrease in accrued and other current liabilities and a $0.6 million increase in prepaid expenses and other current assets, largely offset by a $2.1 million increase in accounts payable, a $0.9 million increase in related party payables, and a $0.8 million decrease in accounts receivable.
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
Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities was comprised of $1.2 million for the purchase of property and equipment, including internal-use software.
For the three months ended March 31, 2021, net cash used in investing activities was comprised of $1.1 million for the purchase of property and equipment, including internal-use software.
Financing Activities
Cash used in financing activities during the three months ended March 31, 2022 of $0.8 million was due to repayments of an insurance promissory note, offset by proceeds from exercises of stock options.

Cash used in financing activities during the three months ended March 31, 2021 of $0.3 million was related to the payment of principal for the insurance promissory note, offset by proceeds from exercises of stock options.

New Accounting Pronouncements
See Note 2 to the accompanying Consolidated Financial Statements for a discussion of new accounting standards.
Related Party Transactions
See Note 16 to the accompanying Consolidated Financial Statements for a discussion of related party transactions.
Critical Accounting Policies and Significant Judgments and Estimates
This Management’s Discussion and Analysis of our Results of Operations and Liquidity and Capital Resources is based on our Consolidated Financial Statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies and estimates discussed in Note 2 to the Consolidated Financial Statements of our Annual Report on 10-K that was filed with the SEC on February 26, 2021, reflect our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. Refer to Note 2 to the accompanying Consolidated Financial Statements for a discussion of any significant changes to our critical accounting policies and estimates as disclosed in our 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2022, we had $16.1 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Primarily all of our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

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
Foreign Currency Risk
We maintain offices and bank accounts in the United Kingdom and Canada. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of March 31, 2022 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, subject to claims and litigation that arise in the ordinary course of our business. Except as discussed in Note 11, in the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, would not have a material adverse effect on our consolidated financial condition or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 11 to the accompanying Consolidated Financial Statements for a discussion of our legal proceedings.

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
•The data and information that we provide to our customers, and their constituents, could be inaccurate or incomplete, which could harm both patients and our business, financial condition and results of operations.
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

Risks related to government regulation:

◦The healthcare industry is highly regulated, and thus, we are subject to several laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, results of operations and financial condition.
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
•Dr. Soon-Shiong has significant interests in other companies which may conflict with our interests.
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
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $58.5 million and $56.4 million during the years ended December 31, 2021 and 2020, respectively, and $16.0 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $1.1 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our customer base and develop our product and service offerings, including (i) expansion of the features and capabilities of our NaviNet and Eviti product lines and (ii) expanding the OpenNMS solutions through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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

The data and information that we provide to our customers, and their constituents, could be inaccurate or incomplete, which could harm both patients and our business, financial condition and results of operations.
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
During the year ended December 31, 2021, we derived 22.8% of our revenue through a single channel partner, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 12.9%, and of our revenue through through a customer of our NaviNet solution. During the three months ended March 31, 2022, we derived 27.9% of our revenue through this reseller and another 13.5% of our revenue through one of NaviNet's major customers. We cannot guarantee that this channel partner and customer will continue to contract for our services or acquire new services. Additionally, the channel partner may not be successful in reselling our products to its covered members, or covered members may reduce their orders for our products for a number of reasons. If the agreements with this channel partner and customer do not renew or our channel partner is unsuccessful in reselling our solutions, our revenue could be greatly reduced, which would materially and adversely affect our business. Customer churn is a natural part of our business and, while there is no guarantee that we will be able to offset the loss of this customer in the short term, we continue to develop new product enhancements and offerings to help drive customer acquisition and expansion opportunities to replace this lost revenue in the long term.
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
Although our product offerings target the new and emerging market for evidence-based personalized healthcare technology solutions, we compete against a variety of large software vendors and smaller specialized companies, open source initiatives and custom development efforts, which provide solutions in the specific markets we address. Our principal competitors include:

◦Payer-provider collaboration vendors, such as Availity, LLC, Change Healthcare, Inc., Experian Information Solutions, Inc. (including its Experian Health/Passport division), Zipari, Inc. (formerly Healthx), Cohere Health and Health-Trio, LLC;
◦Payer-provider specialty care cost management vendors, including The Advisory Board Company healthcare business (acquired by Optum), Evolent Health, eviCore Healthcare, HealthCatalyst, Inc., International Business Machines Corporation, or IBM, Inovalon Holdings, Inc., NCH Management Systems, Inc. (dba New Century Health), Oncology Analytics, Inc. (dba OncoHealth) and Truven Health Analytics (acquired by IBM);
◦Network monitoring vendors, including Zabbix, LLC, LogicMonitor, Inc., SolarWinds Worldwide, LLC, SevOne, Splunk and Datadog, Inc.

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
Our offerings and solutions may experience design or manufacturing defects from time to time that can result in decreased sales, decreased operating margins and harmreduced network effects to NantHealth solutions and component systems infrastructure and platforms which could materially and adversely affect our reputationbusiness.
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of March 31, 2022, the total value of our goodwill and intangible assets, net of accumulated amortization was $135.1 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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

As of the date of this Quarterly Report on Form 10-Q, we serve our customers primarily from third-party data hosting facilities. We do not control the operation of these third-party facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or a crime, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

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

We have developed, acquired, and licensed various patents and patent applications and we possess substantial know-how, copyrights and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of March 31, 2022, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) nineteen (19) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) fourteen (14) pending U.S. utility patent applications; (iii) eighteen (18) issued patents outside the United States; and (iv) three (3) patent applications pending in jurisdictions outside the United States. Seven (7) of these U.S. assets are jointly owned and twelve (12) of the international assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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
Our contracts with health plans or qualified health plan (QHP) partners for delegated services obligate us and any contractors or agents we use for such delegated services to comply with additional regulatory and contractual requirements and standards as a delegated entity, including 45 CFR Parts 155 and 156, which increase our exposure to additional liabilities under health care fraud and abuse laws, require us to maintain a more robust healthcare compliance program, as well as obtain and comply with applicable licensing and credentialing requirements. We are subject to stringent regulatory and contractual oversight, including audits by our health plan partners, CMS, and other regulatory authorities. Negative results of any such audit could have a material adverse effect on our business, financial condition, results of operations or prospects and could damage our reputation. Changes in regulations, standards, and contractual obligations can increase our compliance costs, expose us to greater liability, or materially impact our profitability.

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

A portion of the data that we obtain and handle for or on behalf of our customers is considered PHI, subject to HIPAA. We are also required to maintain similar business associate agreements with our subcontractors that have access to PHI of our customers in rendering services to us or on our behalf. Under HIPAA and our contractual agreements with our HIPAA-covered entity health plan customers, we are considered a “business associate” to those customers and are required to maintain the privacy and security of PHI in accordance with HIPAA and the terms of our business associate agreements with our customers, including by implementing HIPAA-required administrative, technical and physical safeguards. We have incurred, and will continue to incur, significant costs to establish and maintain these safeguards and, if additional safeguards are required to comply with HIPAA, other laws or regulations relating to health information privacy or security, or our customers’ requirements, our costs could increase further, which would negatively affect our operating results. Furthermore, we cannot guarantee that such safeguards have been and will continue to be adequate. If we have failed, or fail in the future, to maintain adequate safeguards, or we or our agents or subcontractors use or disclose PHI in a manner prohibited or not permitted by HIPAA or other laws or regulations relating to health information privacy or security, our subcontractor business associate agreements, or our business associate agreements with our customers, or if the privacy or security of PHI that we obtain and handle is otherwise compromised, or if any of the foregoing is perceived or believed to have occurred, we could be subject to significant liabilities and consequences, including, without limitation:

◦actual or asserted breach of our contractual obligations to customers, which may cause our customers to terminate their relationship with us and may result in potentially significant financial obligations to our customers;
◦investigation by the federal and state regulatory authorities empowered to enforce HIPAA and other data privacy and security laws, which include the U.S. Department of Health and Human Services, or HHS, the Federal Trade Commission and state attorneys general, and the possible imposition of civil and criminal penalties;
◦private claims and litigation, including by individuals adversely affected by any misuse of their personal health information for which we are or are asserted to be responsible; and
◦negative publicity, which may decrease the willingness of current and potential future customers to work with us and negatively affect our sales and operating results.

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
We may be, or may become, subject to data protection laws and regulations relating to privacy, data protections and cybersecurity, and our failure to comply with such laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
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
As of May 5, 2022, our Chairman and Chief Executive Officer and our principal stockholder, Dr. Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 62%of the voting power of our common stock. As a result, Dr. Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
Dr. Soon-Shiong has significant interests in other companies which may conflict with our interests.
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
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 62% of the voting power of our common stock as of May 5, 2022.
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
We qualify as a “smaller reporting company” during fiscal year 2022, which allows us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. These exemptions include:

◦being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations” disclosure;
◦not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting; and
◦reduced disclosure obligations regarding executive compensation.

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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 62% of the voting power of our common stock, as of May 5, 2022), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
None

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

NantHealth, Inc.

(Registrant)

Date:	May 6, 2022	By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)