Form 10-Q
period 2022-06-30
NantHealth, Inc.
filed 2022-08-05
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2022, the registrant had 115,550,244 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended June 30, 2022

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q this ("Quarterly Report"), including, without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•our ability to maintain compliance with the continued listing standards of Nasdaq, which may result in the delisting of our common stock from the Nasdaq Global Select Market;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,711	$29,084
Accounts receivable, net	5,049	5,810
Related party receivables, net	476	506
Prepaid expenses and other current assets	3,628	4,010
Total current assets	14,864	39,410
Property, plant, and equipment, net	12,066	12,366
Goodwill	98,333	98,333
Intangible assets, net	34,575	39,039
Related party receivable, net of current	1,041	1,012
Operating lease right-of-use assets	5,038	6,048
Other assets	971	1,620
Total assets	$166,888	$197,828

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,847	$3,204
Accrued and other current liabilities	13,312	16,358
Deferred revenue	2,518	2,440
Related party payables, net	2,914	5,161
Notes payable	—	782
Total current liabilities	23,591	27,945
Deferred revenue, net of current	1,562	2,024
Related party liabilities	42,019	38,278
Related party promissory note	112,666	112,666
Related party convertible note, net	62,301	62,268
Convertible notes, net	74,643	74,603
Deferred income taxes, net	1,568	1,775
Operating lease liabilities	5,141	6,248
Other liabilities	31,495	34,013
Total liabilities	354,986	359,820
Commitments and Contingencies (Note 11)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 115,550,244 and 115,505,244 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	893,835	891,105
Accumulated deficit	(1,081,359)	(1,052,897)
Accumulated other comprehensive loss	(586)	(212)
Total stockholders' deficit	(188,098)	(161,992)
Total liabilities and stockholders' deficit	$166,888	$197,828

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Software-as-a-service related	$15,861	$15,504	$31,632	$31,261
Maintenance	428	413	892	795
Professional services	208	173	346	200
Total software-related revenue	16,497	16,090	32,870	32,256
Other	1	—	1	3
Total net revenue	16,498	16,090	32,871	32,259

Cost of Revenue
Software-as-a-service related	5,621	5,444	11,184	10,979
Maintenance	469	270	838	477
Professional services	9	1	9	7
Amortization of developed technologies	1,247	1,247	2,494	2,494
Total software-related cost of revenue	7,346	6,962	14,525	13,957
Other	1	47	1	93
Total cost of revenue	7,347	7,009	14,526	14,050

Gross Profit	9,151	9,081	18,345	18,209

Operating Expenses
Selling, general and administrative	14,017	11,837	28,997	24,340
Research and development	5,861	4,849	11,576	9,862
Amortization of acquisition-related assets	986	985	1,971	1,971
Total operating expenses	20,864	17,671	42,544	36,173

Loss from operations	(11,713)	(8,590)	(24,199)	(17,964)
Interest expense, net	(3,470)	(3,803)	(6,920)	(7,371)
Other income (expense), net	2,642	(3,051)	2,648	(5,621)
Loss from continuing operations before income taxes	(12,541)	(15,444)	(28,471)	(30,956)
Provision for (benefit from) income taxes	(29)	6	(9)	(2)
Net loss from continuing operations	(12,512)	(15,450)	(28,462)	(30,954)
Income from discontinued operations, net of tax attributable to NantHealth	—	19	—	24
Net loss	(12,512)	(15,431)	(28,462)	(30,930)
Net loss attributable to noncontrolling interests	—	(128)		(219)
Net loss attributable to NantHealth	$(12,512)	$(15,303)	$(28,462)	$(30,711)

Basic and diluted net loss per share attributable to NantHealth:
Total net loss per share - common stock	$(0.11)	$(0.13)	$(0.25)	$(0.27)

Weighted average shares outstanding
Basic and diluted - common stock	115,550,244	114,512,542	115,535,822	112,924,619

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(12,512)	$(15,431)	$(28,462)	$(30,930)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(278)	18	(374)	46
Total other comprehensive (loss) income	(278)	18	(374)	46
Comprehensive loss	(12,790)	(15,413)	(28,836)	(30,884)
Less: Comprehensive loss attributable to noncontrolling interests	—	(128)	—	(219)
Comprehensive loss attributable to NantHealth	$(12,790)	$(15,285)	$(28,836)	$(30,665)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Noncontrolling Interests	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2021	115,505,244	$12	$891,105	$(1,052,897)	$(212)	$(161,992)	$—	$(161,992)
Stock-based compensation cost	—	—	1,417	—	—	1,417	—	1,417
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	45,000	—	24	—	—	24	—	24
Other comprehensive loss	—	—	—	—	(96)	$(96)	—	$(96)
Net loss	—	—	—	(15,950)	—	$(15,950)	—	$(15,950)
Balance at March 31, 2022	115,550,244	$12	$892,546	$(1,068,847)	$(308)	$(176,597)	$—	$(176,597)
Stock-based compensation cost	—	—	1,289	—	—	1,289	—	1,289
Other comprehensive loss	—	—	—	—	(278)	(278)	—	(278)
Net loss	—	—	—	(12,512)	—	(12,512)	—	(12,512)
Balance at June 30, 2022	115,550,244	$12	$893,835	$(1,081,359)	$(586)	$(188,098)	$—	$(188,098)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Noncontrolling Interests	Total Stockholders' Deficit
	Common Stock
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

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,462)	$(30,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,896	7,705
Amortization of debt discounts and deferred financing offering cost	73	510
Change in fair value of derivatives liability	—	(4)
Change in fair value of Bookings Commitment	(2,500)	4,803
Stock-based compensation	2,653	1,742
Deferred income taxes, net	(214)	(181)
Provision for bad debt expense	20	29
Impairment of ROU asset	208	—
Loss on exchange and prepayment of 2016 Notes	—	742
Changes in operating assets and liabilities:
Accounts receivable, net	741	(1,385)
Related party receivables, net	1	6
Prepaid expenses and other current assets	226	506
Accounts payable	1,638	(2,799)
Accrued and other current liabilities	(3,069)	(2,047)
Deferred revenue	(384)	932
Related party payables, net	1,157	3,922
Change in operating lease right-of-use assets and liabilities	(228)	(204)
Other assets and liabilities	50	(32)
Net cash used in operating activities	(20,194)	(16,685)
Cash flows from investing activities:
Purchases of property and equipment, including internal-use software	(2,861)	(2,411)
Net cash used in investing activities	(2,861)	(2,411)
Cash flows from financing activities:
Repayments of insurance promissory note and notes payable	(782)	(227)
Proceeds from related party convertible notes	—	62,500
Proceeds from convertible notes	—	75,000
Payment of convertible notes	—	(87,500)
Proceeds from exercises of stock options	24	125
Payment of deferred financing costs, related party	—	(268)
Payment of deferred financing costs	—	(390)
Net cash (used in) provided by financing activities	(758)	49,240
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(78)	5
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,891)	30,149
Cash, cash equivalents and restricted cash, beginning of period (1)	31,402	24,162
Cash, cash equivalents and restricted cash, end of period (1)	$7,511	$54,311
(1) Cash and cash equivalents included restricted cash of $1,800 and $2,318 at June 30, 2022 and December 31, 2021, respectively, and $2,318 and $1,375 at June 30, 2021 and December 31, 2020, respectively. At June 30, 2022, restricted cash of $1,180 is included in prepaid expenses and other current assets and $620 is included in other assets. At June 30, 2021, restricted cash of $1,180 is included in prepaid expenses and other current assets and $1,138 is included in other assets. Restricted cash is included in prepaid expenses and other current assets and other assets and consists of funds that are contractually restricted as to usage or withdrawal related to the Company's performance bond related to a contract with a customer, and security deposits in the form of standby letters of credit for leased facilities. No amounts have been drawn upon the letters of credit as of June 30, 2022.

NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$3,099	$2,447
Non-cash transactions:
Purchases of property and equipment, including internal-use software	18	57
Common stock issued in Exchange for 2016 Notes	—	10,000
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

On July 22, 2020, the Company acquired The OpenNMS Group, Inc. ("OpenNMS") pursuant to an assignment agreement with Cambridge Equities, L.P. ("Cambridge"), a related party. In August 2021, the Company purchased the remaining 9%, or 241,485 shares of outstanding OpenNMS common stock held by the remaining shareholders.

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

As of June 30, 2022, the Company conducted the majority of its operations in the United States, Canada, and the United Kingdom.
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
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Upcoming Accounting Standard Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the Company expects to collect over the instrument's contractual life. ASU No. 2016-13 is effective for fiscal periods beginning after December 15, 2022 for smaller reporting companies and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Company is still evaluating the effects of this ASU.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, nor are believed by management to have, a material impact on the Company's present or future Consolidated Financial Statements.

Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three months ended June 30, 2022 and 2021, there were revenues of $795 and $490 recognized, respectively, that were included in the deferred revenue balance at the beginning of the period. During the six months ended June 30, 2022 and 2021, there were revenues of $1,522 and $1,028 recognized, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $556 at June 30, 2022 and $810 at December 31, 2021. During the three months ended June 30, 2022 and 2021, the Company recorded amortization of $93 and $155, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded amortization of $235 and $315, respectively.

Where management is not able to conclude that the costs of a contract will be recovered, costs to obtain the contract are expensed as incurred.
Performance Obligations
As of June 30, 2022, the Company has allocated a total transaction price of $3,186 to unfulfilled performance obligations that are expected to be fulfilled within 9 years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

Note 4. Accounts Receivable, net
Accounts receivable are included in the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2022 and December 31, 2021 was $3 and $2, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 5. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid expenses	$2,052	$2,256
Restricted cash	1,180	1,180
Other current assets	396	574
Prepaid expenses and other current assets	$3,628	$4,010

Accrued and other current liabilities as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Payroll and related costs	$5,602	$8,545
Accrued liabilities	2,264	2,640
Bookings Commitment (see Note 9)	1,679	1,661
Interest payable	703	703
Operating lease liabilities	2,002	1,912
Other accrued and other current liabilities	1,062	897
Accrued and other current liabilities	$13,312	$16,358

Note 6. Property, Plant and Equipment, net
Property, plant and equipment, net as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Computer equipment and software	$7,596	$9,267
Furniture and equipment	1,055	1,060
Leasehold improvements	3,778	3,821
Property, plant, and equipment, excluding internal-use software, gross	12,429	14,148
Less: Accumulated depreciation and amortization	(10,147)	(10,857)
Property, plant and equipment, excluding internal-use software, net	2,282	3,291
Internal-use software	45,942	43,314
Construction in progress - Internal-use software	1,368	1,082
Less: Accumulated depreciation and amortization, internal-use software	(37,526)	(35,321)
Internal-use software, net	9,784	9,075
Property, plant and equipment, net	$12,066	$12,366

Depreciation expense from continuing operations was $1,559 and $3,196, respectively, for the three and six months ended June 30, 2022, of which $1,078 and $2,206, respectively, related to internal-use software costs. Depreciation expense from continuing operations was $1,515 and $2,926, respectively, for the three and six months ended June 30, 2021, of which $1,022 and $2,011, respectively, related to internal-use software costs.

Amounts capitalized to internal-use software related to continuing operations for the three and six months ended June 30, 2022 were $1,713 and $2,919, respectively. Amounts capitalized to internal-use software related to continuing operations for the three and six months ended June 30, 2021 were $742 and $1,632, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 7. Intangible Assets, net
The Company’s definite-lived intangible assets as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Customer relationships	$53,000	$53,000
Developed technologies	34,500	34,500
Trade name	3,300	3,300
Installed user base	1,400	1,400
Intangible assets, gross	92,200	92,200
Less: Accumulated amortization	(57,625)	(53,161)
Intangible assets, net	$34,575	$39,039

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three months ended June 30, 2022 and 2021 was $2,233 and $2,232, respectively. Amortization expense from continuing operations for the six months ended June 30, 2022 and 2021 was $4,465 and $4,464, respectively.

The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of June 30, 2022 is as follows:

Amounts
Remainder of 2022	$4,466
2023	4,346
2024	4,283
2025	4,147
2026	3,467
Thereafter	13,866
Total future intangible amortization expense	$34,575

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Interest rates on the 2021 Notes are fixed at 4.5% per year, payable semi-annually on October 15th and April 15th of each year, beginning on October 15, 2021. The 2021 Notes will mature on April 15, 2026, unless earlier repurchased by the Company or converted pursuant to their terms.

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
As of June 30, 2022, the remaining life of the Convertible Notes is approximately 45.5 months.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes how the issuance of the 2021 Notes is reflected in the Company's Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

	Related Party	Others	Total
Balance as of June 30, 2022
Gross proceeds	$62,500	$75,000	$137,500
Unamortized debt discounts and deferred financing offering costs	(199)	(357)	(556)
Net carrying amount	$62,301	$74,643	$136,944

Balance as of December 31, 2021
Gross proceeds	$62,500	$75,000	$137,500
Unamortized debt discounts and deferred financing offering costs	(232)	(397)	(629)
Net carrying amount	$62,268	$74,603	$136,871

The following tables set forth the Company's interest expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
2021 Notes	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$703	$844	$1,547	$1,406	$1,688	$3,094
Amortization of deferred financing offering costs	17	19	36	34	39	73
Total convertible notes interest expense	$720	$863	$1,583	$1,440	$1,727	$3,167

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
2021 Notes	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$492	$591	$1,083	$492	$591	$1,083
Amortization of deferred financing offering costs	11	15	26	11	15	26

2016 Notes
Accrued coupon interest expense	$79	$657	$736	$216	$1,991	$2,207
Amortization of debt discounts	5	37	42	13	113	126
Amortization of deferred financing offering costs	3	116	119	8	350	358
Total convertible notes interest expense	$590	$1,416	$2,006	$740	$3,060	$3,800

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 9. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$31,974	$—	$—	$31,974

	December 31, 2021
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$34,474	$—	$—	$34,474

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

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. The Company also agreed that Allscripts shall receive at least $500 per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, the Company shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. As of both June 30, 2022 and December 31, 2021, the accrued Annual Minimum Commitment was $1,200. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement.

The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business, using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 14% and 15% at June 30, 2022 and 11% at December 31, 2021. The change in fair value is recorded within other income (expense), net in the Company's Consolidated Statements of Operations.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at June 30, 2022, the fair value of the liability would increase by $3,226.

The fair market value for level 3 securities may be highly sensitive to the use of unobservable inputs and subjective assumptions. Generally, changes in significant unobservable inputs may result in significantly lower or higher fair value measurements.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the six months ended June 30, 2022:

	December 31, 2021	Transfers in (out)	Change in fair value recognized in earnings	June 30, 2022
Liabilities
Bookings Commitment	34,474	—	(2,500)	31,974
	$34,474	$—	$(2,500)	$31,974
Fair Value of Convertible Notes held at amortized cost
As of June 30, 2022 and December 31, 2021, the fair value and carrying value of the Company's Convertible 2021 Notes were:

	Fair value	Carrying value	Face value
2021 Notes
Balance as of June 30, 2022
Related party	$43,886	$62,301	$62,500
Others	52,664	74,643	75,000
	$96,550	$136,944	$137,500
Balance as of December 31, 2021
Related party	$51,466	$62,268	$62,500
Others	61,760	74,603	75,000
	$113,226	$136,871	$137,500

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

Future minimum lease payments under the Company's operating leases at June 30, 2022 were:

Maturity Analysis	Amounts
Remainder of 2022	$1,345
2023	2,679
2024	2,524
2025	671
2026	604
2027	427
Thereafter	660
Total future minimum lease payments	8,910
Less: imputed interest	(1,767)
Total	$7,143
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$2,002
Operating lease liabilities	5,141
$7,143

In June 2022, the Company entered into a sublease for 27 percent of our Boston office space which is expected to commence in September 2022. We recorded an ROU asset impairment charge in the three months ended June 30, 2022 of $208, which was the amount by which the carrying value of the ROU asset allocated to the sublease exceeded the fair value. We estimated the fair value of the ROU asset using an income approach based on the net present value of the sublease rental income during the sublease term. The ROU asset impairment charge is included in other income (expense), net.

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
Unconditional Purchase Obligations
In 2020, NantWorks entered into agreements with various vendors related to an enterprise resource planning (“ERP”) implementation project on behalf of its subsidiaries, including NantHealth. NantWorks bills the Company for its portion of these expenses through the Shared Services Agreement (see Note 16). During the six months ended June 30, 2022, the Company made payments of approximately $162 for the amounts purchased related to the unconditional purchase obligations for the ERP implementation project. As of June 30, 2022, the Company has fulfilled its share of the unconditional purchase obligations for the ERP implementation project.
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

In April 2018, two putative shareholder derivative actions, captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in the Deora action but asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets (which Petersen subsequently withdrew), and unjust enrichment. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020. On June 29, 2021, the Court granted the Unopposed Motion to Substitute Lead Plaintiff, following Plaintiff Petersen’s sale of his NantHealth stock, and appointed Engleman as Lead Plaintiff.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. In November 2018, a putative shareholder derivative action captioned Manuel v. Soon-Shiong was filed in the U.S. District Court for the District of Delaware. The complaints contain allegations similar to those in the Deora action but also asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The Company is named solely as a nominal defendant. On January 15, 2019, the Shen and Manuel actions were consolidated in a case captioned In re NantHealth, Inc. Derivative Litigation. The parties agreed to stay the consolidated case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery. The stay was lifted after the Delaware Court of Chancery's January 14, 2020 decision granting in part and denying in part the motion to dismiss. On October 5, 2020, an amended consolidated complaint was filed which brings claims only against Dr. Soon-Shiong for alleged violations of the federal securities laws and breach of fiduciary duty based on alleged misstatement or omissions in the Company’s 2017 and 2018 proxy statements and other public filings. On December 4, 2020, defendant moved to dismiss the amended complaint. On February 2, 2021, plaintiffs filed an answering brief in opposition to defendant’s motion to dismiss. On March 18, 2021, defendant filed a reply brief in further support of his motion to dismiss the amended complaint. On May 12, 2021, the District Court granted defendant’s motion to dismiss the amended complaint in full with prejudice.

Note 12. Income Taxes

The benefit for income taxes for the three and six months ended June 30, 2022 from continuing operations was a benefit of $29 and a benefit of $9, respectively. The provision for (benefit from) income taxes for the three and six months ended June 30, 2021 from continuing operations was a provision of $6 and a benefit of $2, respectively. The provision for (benefit from) income taxes for the three and six months ended June 30, 2022 and 2021 from continuing operations included an income tax provision for (benefit from) the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three and six months ended June 30, 2022 from continuing operations were a benefit of 0.20% and a benefit of 0.02%, respectively. The effective tax rates for the three and six months ended June 30, 2021 from continuing operations were a provision of 0.04% and a benefit of 0.01%, respectively. The effective tax rates for the three and six months ended June 30, 2022 and 2021 differed from the U.S. federal statutory rates of 21% primarily as a result of a valuation allowance on the Company's deferred tax assets.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The Company has evaluated all available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a valuation allowance on substantially all deferred tax assets in excess of deferred tax liabilities. If / when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period(s) such determination is made. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company has recently completed an IRS audit for the tax year 2016 with no adjustments. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2016 or prior, however, its tax attributes, such as net operating loss (“NOL”) carryforwards and tax credits, are still subject to examination in the year they are used.

Note 13. Stockholders’ Equity
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of June 30, 2022 and December 31, 2021, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of June 30, 2022, and December 31, 2021, there were no outstanding shares of preferred stock.

On April 13, 2021, the Company exchanged with Cambridge and Highbridge, $10,000 principal of the 2016 Notes ($5,000 with each party), for 1,689,189 and 1,926,781 common shares, respectively.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 14. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options:
Cost of revenue	8	42	68	84
Selling, general and administrative	1,135	570	2,275	1,268
Research and development	80	105	221	203
Total stock options stock-based compensation expense	1,223	717	2,564	1,555
Restricted stock units:
Selling, general and administrative	27	25	54	74
Total restricted stock units stock-based compensation expense	27	25	54	74
Related party share based payments:
Selling, general and administrative	12	67	24	67
Research and development	1	46	11	46
Total related party stock-based compensation expense	13	113	35	113
Total stock-based compensation expense	1,263	855	2,653	1,742
Amount capitalized to internal-use software	26	32	53	57
Total stock-based compensation cost	$1,289	$887	$2,706	$1,799
2016 Equity Incentive Plan
In May and June of 2016, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2016 Equity Incentive Plan (the "2016 Plan”) in connection with the Company’s IPO. The 2016 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. In April 2018, the Company’s Board of Directors adopted and, in June 2018, the Company’s stockholders approved an amendment to the 2016 Plan, to reserve a further 6,800,000 shares of common stock for issuance pursuant to the 2016 Plan. In May 2020, the Company’s stockholders approved an amendment to the 2016 Plan, to reserve a further 12,000,000 shares of common stock for issuance pursuant to the 2016 Plan. In June 2022, the Company's stockholders approved an amendment to the 2016 Plan, to reserve a further 3,000,000 shares of common stock for issuance pursuant to the 2016 Plan. Following the approval of the amendments, a total of 27,800,000 shares of common stock were reserved for issuance pursuant to the 2016 Plan.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Stock Options

The following table summarizes the activity related to stock options during the three and six months ended June 30, 2022:

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding - December 31, 2021	14,475,636	$2.06
Exercised	(45,000)	$0.55
Forfeited	(118,750)	$3.60
Stock options outstanding - March 31, 2022	14,311,886	$2.05
Granted	300,000	$0.58
Forfeited	(247,500)	$2.43
Stock options outstanding - June 30, 2022	14,364,386	$2.01
Stock options exercisable - June 30, 2022	4,720,636	$1.46
As of June 30, 2022, the Company had $9,844 of unrecognized stock-based compensation expense related to stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.
The Company settles all exercised stock options by issuing shares of the Company's common stock without netting down the portion related to payroll withholding tax obligations.
Restricted Stock Units
The following table summarizes the activity related to the unvested restricted stock units during the three and six months ended June 30, 2022:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted stock units outstanding - December 31, 2021	119,705	$1.81
Vested	(59,852)	$1.81
Unvested restricted stock units outstanding - March 31, 2022	59,853	$1.81
Unvested restricted stock units outstanding - June 30, 2022	59,853	$1.81
Vested and exercisable - June 30, 2022	59,852	$1.81
Vested and unvested restricted stock units outstanding - June 30, 2022	119,705	$1.81
As of June 30, 2022, the Company had $75 of unrecognized stock-based compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted-average period of 0.7 years.
During the six months ended June 30, 2022, the Company issued 0 shares of common stock to participants of the 2016 Plan based in the United States.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 15. Net Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock attributable to NantHealth for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Common Stock	Common Stock	Common Stock	Common Stock
Net loss per share numerator:
Net loss from continuing operations	$(12,512)	$(15,450)	$(28,462)	$(30,954)
Net loss attributable to noncontrolling interests	—	(128)		(219)
Net loss from continuing operations attributable to NantHealth	(12,512)	(15,322)	(28,462)	(30,735)
Income from discontinued operations attributable to NantHealth	—	19	—	24
Net loss attributable to NantHealth for basic and diluted net loss per share	$(12,512)	$(15,303)	$(28,462)	$(30,711)
Weighted-average shares for basic and diluted net loss per share	115,550,244	114,512,542	115,535,822	112,924,619

Basic and diluted net loss per share attributable to NantHealth:
Total net loss per share - common stock	$(0.11)	$(0.13)	$(0.25)	$(0.27)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2022	2021
Unvested and vested and unissued restricted stock units	119,705	119,705
Unexercised stock options	14,364,386	9,448,724
Convertible notes	35,732,853	36,515,562

Note 16. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three and six months ended June 30, 2022, the Company incurred $387 and $152, respectively, from selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates by the Company. During the three and six months ended June 30, 2021, the Company incurred $201 and $307, respectively, from selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates by the Company.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Nant Capital Note Purchase Agreement
On April 13, 2021, the Company entered into a Note Purchase Agreement with Nant Capital to issue and sell $62,500 in aggregate principal amount of its 2021 Notes (see Note 8). The accrued and unpaid interest on the 2021 Notes held by Nant Capital was $586 and $586 at June 30, 2022 and December 31, 2021, respectively, and was included as part of current related party payables, net in the Consolidated Balance Sheets.
Related Party Receivables and Payables
As of June 30, 2022 and December 31, 2021, the Company had related party receivables of $1,517 and $1,518, respectively, primarily consisting of a receivable from Ziosoft KK of $1,144 in both periods, which was related to the sale of Qi Imaging. As of June 30, 2022 and December 31, 2021, the Company had related party payables and related party liabilities of $44,933 and $43,439, respectively, which primarily relate to interest payable on the $112,666 promissory note in favor of Nant Capital and amounts owed to NantWorks pursuant to the Shared Services Agreement. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

The Company agreed to pay NantOmics noncancellable annual minimum fees of $2,000 per year for each of the calendar years from 2016 through 2020 and, subject to the Company exercising at least one of its renewal options described above. The Company was also required to pay annual minimum fees to from 2021 through 2029. These annual minimum fees are no longer applicable with the execution of Amendment No. 3 to the Second Amended Reseller Agreement.
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

As of June 30, 2022 and December 31, 2021, the Company had no outstanding related party payables under the Second Amended Reseller Agreement. During the three and six months ended June 30, 2022 and June 30, 2021, no direct costs were recorded as cost of revenue related to the Second Amended Reseller Agreement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Related Party Promissory Notes
In January 2016, we executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Soon-Shiong, our Chairman and CEO. As of June 30, 2022, the total advances made by Nant Capital to us pursuant to the note was approximately $112,666. On May 9, 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the 2016 Notes, we entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the Nant Capital Note to June 15, 2022 and to subordinate the Nant Capital Note in right of payment to the 2016 Notes. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. When a repayment is made, Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484 held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. As of June 30, 2022 and December 31, 2021, the total principal and interest outstanding on the promissory note amounted to $154,685 and $150,944, respectively. The accrued and unpaid interest on the promissory note as of June 30, 2022 and December 31, 2021 was $42,019 and $38,278, respectively, included as part of noncurrent related party liabilities in the Consolidated Balance Sheets.

On March 3, 2017, NantHealth Labs (formerly Liquid Genomics, Inc.), executed a promissory note with NantWorks. The principal amount of the advance made by NantWorks totaled $250 as of June 30, 2022 and December 31, 2021. On June 30, 2017, the promissory note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due on demand. The note bears interest at a per annum rate of 5.0%, compounded annually. As of June 30, 2022 and December 31, 2021, the total interest outstanding on this note amounted to $74 and $66, respectively, and is included in related party payables, net.

On August 8, 2018, the Company executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, the Company and Nant Capital executed an agreement to amend and restate the original promissory note allowing us to request advances up to a maximum commitment of $125,000 that bears interest at a per annum rate of 5.50%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the 2016 Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. The promissory note includes customary negative covenants. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company and Nant Capital entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2020, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. As of June 30, 2022, no advances had been made under the promissory note. As of June 30, 2022, the Company was in compliance with the covenants.
Related Party Share-based Payments
On December 21, 2020, ImmunityBio, Inc. (formerly known as NantKwest, Inc.) ("ImmunityBio"), NantCell, and Nectarine Merger Sub, Inc., a wholly owned subsidiary of ImmunityBio, entered into an Agreement and Plan of Merger, which was completed on March 9, 2021 (the "Merger"). The newly merged entity is majority owned by entities controlled by Dr. Soon-Shiong, Chairman and Chief Executive Officer of the Company. On March 4, 2021, prior to the Merger, NantCell awarded restricted stock units to its employees, including certain NantHealth employees working on behalf of ImmunityBio, which vest over defined service periods, subject to completion of a liquidity event. At the effective time of the Merger on March 9, 2021, the performance condition was met and each share of common stock of NantCell that was issued and outstanding immediately prior to the Merger was automatically converted into the right to receive as consideration newly issued common shares of ImmunityBio. The Company accounts for these awards as compensation cost at its estimated fair value over the vesting period with a corresponding credit to equity to reflect a capital contribution from, or on behalf of, the common controlling entity, to the extent that those services provided by its employees associated with these awards benefit NantHealth. The fair value is dependent on management's estimate of the benefit to NantHealth. The higher the estimate of benefit to the Company, the higher the fair value of compensation cost. The compensation cost attributed to NantHealth associated with these awards was $13 and $35 for the three and six months ended June 30, 2022, respectively.

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
Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of June 30, 2022, our accumulated deficit was approximately $1.1 billion. We expect to continue to incur operating losses over the near term as we expand our commercial operations and invest further in NantHealth solutions.
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
Nasdaq Delisting
On February 18, 2022, we received a notice (the “Notice”) from The Nasdaq Stock Market LLC ("Nasdaq”) informing us that for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Notice has no immediate effect on our Nasdaq listing or trading of our common stock. We have 180 calendar days, or until August 17, 2022, to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by August 17, 2022 (the “Compliance Date”), we may be eligible for additional time to regain compliance or if we are otherwise not eligible, we may request a hearing before a Hearings Panel.
If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to transfer to The Nasdaq Capital Market and meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and we would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. We intend to apply to transfer our securities to Nasdaq Capital Market and request a second 180-day period to regain compliance with the Bid Price Requirement.

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

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, we committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 9 of the Consolidated Financial Statements). We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. The total estimated liability was $33.2 million and $35.7 million as of June 30, 2022 and December 31, 2021, respectively.

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

Non-GAAP net loss from continuing operations excludes the effects of (1) stock-based compensation expense, (2) change in fair value of derivatives liability, (3) change in fair value of the Bookings Commitment, (4) noncash interest expense related to convertible notes, (5) intangible amortization, (6) ROU asset impairment and (7) the impacts of certain income tax benefits and provisions from noncash activity.

The following table reconciles Net loss from continuing operations attributable to NantHealth to Net loss from continuing operations attributable to NantHealth - Non-GAAP for the three and six months ended June 30, 2022 and 2021 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss from continuing operations attributable to NantHealth	$(12,512)	$(15,322)	$(28,462)	$(30,735)
Adjustments to GAAP net loss from continuing operations attributable to NantHealth:
Loss on Exchange and Prepayment of 2016 Notes	—	742	—	742
Stock-based compensation expense from continuing operations	1,263	851	2,653	1,734
Change in fair value of derivatives liability	—	—	—	(4)
Change in fair value of Bookings Commitment	(2,594)	2,340	(2,500)	4,803
Impairment of ROU asset	208	—	208	—
Noncash interest expense related to convertible notes	36	187	73	510
Intangible amortization from continuing operations	2,233	2,212	4,465	4,425
Tax benefit resulting from certain noncash tax items	(4)	(45)	(44)	(88)
Total adjustments to GAAP net loss from continuing operations attributable to NantHealth	1,142	6,287	4,855	12,122
Net loss from continuing operations attributable to NantHealth - Non-GAAP	$(11,370)	$(9,035)	$(23,607)	$(18,613)

Weighted average basis common shares outstanding	115,550,244	114,512,542	115,535,822	112,924,619

Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.10)	$(0.08)	$(0.20)	$(0.16)

The following table reconciles Net loss per common share from continuing operations attributable to NantHealth to Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP for the three and six months ended June 30, 2022 and 2021 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss per common share from continuing operations attributable to NantHealth	$(0.11)	$(0.13)	$(0.25)	$(0.27)
Adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth:
Loss on Exchange and Prepayment of 2016 Notes	—	0.01	—	0.01
Stock-based compensation expense from continuing operations	0.01	0.01	0.02	0.02
Change in fair value of derivatives liability	—	—	—	—
Change in fair value of Bookings Commitment	(0.02)	0.01	(0.01)	0.04
Impairment of ROU asset	—	—	—	—
Noncash interest expense related to convertible notes	—	—	—	—
Intangible amortization from continuing operations	0.02	0.02	0.04	0.04
Tax benefit resulting from certain noncash tax items	—	—	—	—
Total adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth	0.01	0.05	0.05	0.11
Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.10)	$(0.08)	$(0.20)	$(0.16)

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
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests consists of losses related to minority ownership of components of our business.

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Software-as-a-service related	$15,861	$15,504	$31,632	$31,261
Maintenance	428	413	892	795
Professional services	208	173	346	200
Total software-related revenue	16,497	16,090	32,870	32,256
Other	1	—	1	3
Total net revenue	16,498	16,090	32,871	32,259

Cost of Revenue
Software-as-a-service related	5,621	5,444	11,184	10,979
Maintenance	469	270	838	477
Professional services	9	1	9	7
Amortization of developed technologies	1,247	1,247	2,494	2,494
Total software-related cost of revenue	7,346	6,962	14,525	13,957
Other	1	47	1	93
Total cost of revenue	7,347	7,009	14,526	14,050

Gross Profit	9,151	9,081	18,345	18,209

Operating Expenses
Selling, general and administrative	14,017	11,837	28,997	24,340
Research and development	5,861	4,849	11,576	9,862
Amortization of acquisition-related assets	986	985	1,971	1,971
Total operating expenses	20,864	17,671	42,544	36,173

Loss from operations	(11,713)	(8,590)	(24,199)	(17,964)
Interest expense, net	(3,470)	(3,803)	(6,920)	(7,371)
Other income (expense), net	2,642	(3,051)	2,648	(5,621)
Loss from continuing operations before income taxes	(12,541)	(15,444)	(28,471)	(30,956)
Provision for (benefit from) income taxes	(29)	6	(9)	(2)
Net loss from continuing operations	(12,512)	(15,450)	(28,462)	(30,954)
Income from discontinued operations, net of tax attributable to NantHealth	—	19	—	24
Net loss	(12,512)	(15,431)	(28,462)	(30,930)
Net loss attributable to noncontrolling interests	—	(128)		(219)
Net loss attributable to NantHealth	$(12,512)	$(15,303)	$(28,462)	$(30,711)

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Software-as-a-service related	96.1%	96.4%	96.2%	96.9%
Maintenance	2.6%	2.6%	2.7%	2.5%
Professional services	1.3%	1.0%	1.0%	0.6%
Total software-related revenue	100.0%	100.0%	100.0%	100.0%
Other	—%	—%	—%	—%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	34.1%	33.8%	34.0%	34.0%
Maintenance	2.8%	1.7%	2.5%	1.5%
Professional services	—%	—%	0.1%	0.1%
Amortization of developed technologies	7.6%	7.8%	7.6%	7.7%
Total software-related cost of revenue	44.5%	43.3%	44.2%	43.3%
Other	—%	0.3%	—%	0.3%
Total cost of revenue	44.5%	43.6%	44.2%	43.6%

Gross Profit	55.5%	56.4%	55.8%	56.4%

Operating Expenses
Selling, general and administrative	85.0%	73.6%	88.2%	75.5%
Research and development	35.5%	30.1%	35.2%	30.6%
Amortization of acquisition-related assets	6.0%	6.1%	6.0%	6.0%
Total operating expenses	126.5%	109.8%	129.4%	112.1%

Loss from operations	(71.0)%	(53.4)%	(73.6)%	(55.7)%
Interest expense, net	(21.0)%	(23.6)%	(21.1)%	(22.8)%
Other income (expense), net	16.0%	(19.0)%	8.1%	(17.5)%
Loss from continuing operations before income taxes	(76.0)%	(96.0)%	(86.6)%	(96.0)%
Provision for (benefit from) income taxes	(0.2)%	—%	—%	—%
Net loss from continuing operations	(75.8)%	(96.0)%	(86.6)%	(96.0)%
Income from discontinued operations, net of tax attributable to NantHealth	—%	0.1%	—%	0.1%
Net loss	(75.8)%	(95.9)%	(86.6)%	(95.9)%
Net loss attributable to noncontrolling interests	—%	(0.8)%	—%	(0.7)%
Net loss attributable to NantHealth	(75.8)%	(95.1)%	(86.6)%	(95.2)%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Software-as-a-service related	$15,861	$15,504	$31,632	$31,261	$357	2.3%	$371	1.2%
Maintenance	428	413	892	795	15	3.6%	97	12.2%
Professional services	208	173	346	200	35	20.2%	146	73.0%
Total software-related revenue	16,497	16,090	32,870	32,256	407	2.5%	614	1.9%
Other	1	—	1	3	1	—%	(2)	(66.7)%
Total net revenue	$16,498	$16,090	$32,871	$32,259	$408	2.5%	$612	1.9%
Comparison of the three month periods ended June 30, 2022 and 2021
Total revenue increased $0.4 million, or 2.5%, for the three months ended June 30, 2022, compared to the prior year period, due to increased SaaS revenue of $0.4 million, related to increased revenue from Eviti services of $1.6 million and increased revenue from the recognition of OpenNMS sponsored development revenue of $0.1 million.
SaaS revenue growth was largely curtailed by decreased NaviNet SaaS revenue of $1.3 million.
Comparison of the six month periods ended June 30, 2022 and 2021
Total revenue increased $0.6 million, or 1.9%, for the six months ended June 30, 2022, compared to the prior year period, primarily due to an increase in SaaS revenue of $0.4 million.
The $0.1 million increase in maintenance revenue and $0.1 million increase in professional services revenue were attributable to growth in the OpenNMS business in the first quarter of 2022, compared to the prior year period.
We believe that significant opportunities exist for expanded cross-selling across our products and across our existing customer base, including Eviti, NaviNet, and OpenNMS customer bases.

Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Software-as-a-service related	$5,621	$5,444	$11,184	$10,979	$177	3.3%	$205	1.9%
Maintenance	469	270	838	477	$199	73.7%	361	75.7%
Professional services	9	1	9	7	8	800.0%	2	28.6%
Amortization of developed technologies	1,247	1,247	2,494	2,494	—	—%	—	—%
Total software-related cost of revenue	7,346	6,962	14,525	13,957	384	5.5%	568	4.1%
Other	1	47	1	93	(46)	(97.9)%	(92)	—
Total cost of revenue	$7,347	$7,009	$14,526	$14,050	$338	4.8%	$476	3.4%
Comparison of the three month periods ended June 30, 2022 and 2021
Total cost of revenue increased $0.3 million, or 4.8%, for the three months ended June 30, 2022, compared to the prior year period. The increase was primarily related to higher maintenance costs attributable to the growth in the OpenNMS business and higher SaaS related costs due to an increase in headcount.
Comparison of the six month periods ended June 30, 2022 and 2021
Total cost of revenue increased $0.5 million, or 3.4%, for the six months ended June 30, 2022, compared to the prior year period, primarily due to higher costs attributable to the growth in the OpenNMS business and an increase in headcount.
Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Selling, general and administrative	$14,017	$11,837	$28,997	$24,340	$2,180	18.4%	$4,657	19.1%
Comparison of the three month periods ended June 30, 2022 and 2021
Selling, general and administrative expenses increased $2.2 million, or 18.4% for the three months ended June 30, 2022, compared to the prior year period. The increase was driven by $0.7 million in higher consulting and professional costs attributable to the migration of our information technology infrastructure to the cloud, our enterprise resource planning implementation project, compliance expenses and legal fees. In addition, higher personnel costs totaling $1.0 million were attributable to growth in the OpenNMS business and an increase in entity-wide stock-based compensation.
Comparison of the six month periods ended June 30, 2022 and 2021
Selling, general and administrative expenses increased $4.7 million, or 19.1% for the six months ended June 30, 2022, compared to the prior year period. The increase was driven by $2.1 million in higher consulting and professional costs attributable to our enterprise resource planning implementation project, compliance expenses and legal fees. In addition, higher personnel costs totaling $2.0 million were attributable to growth in the OpenNMS business and an increase in entity-wide stock-based compensation.

Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Research and development	$5,861	$4,849	$11,576	$9,862	$1,012	20.9%	$1,714	17.4%
Comparison of the three month periods ended June 30, 2022 and 2021
Research and development expenses increased $1.0 million, or 20.9%, for the three months ended June 30, 2022, compared to the prior year period. The increase was primarily driven by $1.1 million in higher costs attributable to cloud migration services and enterprise application services for our engineering applications.
Comparison of the six month periods ended June 30, 2022 and 2021
Research and development expenses increased $1.7 million, or 20.9%, for the six months ended June 30, 2022, compared to the prior year period. The increase was primarily driven by $1.1 million in higher costs attributable to cloud migration services and enterprise application services for our engineering applications and a $0.5 million increase in professional services and consulting costs.
Amortization of Acquisition-related Assets

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Amortization of acquisition-related assets	$986	$985	$1,971	$1,971	$1	0.1%	$—	—%
Comparison of the three month periods ended June 30, 2022 and 2021
Amortization of acquisition-related assets was flat at $1.0 million for the three months ended June 30, 2022 compared to $1.0 million for the three months ended June 30, 2021.
Comparison of the six month periods ended June 30, 2022 and 2021
Amortization of acquisition-related assets was flat at $2.0 million for the six months ended June 30, 2022 compared to $2.0 million for the six months ended June 30, 2021.

Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Interest expense, net	$3,470	$3,803	$6,920	$7,371	$(333)	(8.8)%	$(451)	(6.1)%
Comparison of the three month periods ended June 30, 2022 and 2021
Interest expense, net decreased by $0.3 million, or 8.8%, for the three months ended June 30, 2022, compared to the prior year period. This decrease was driven by $0.4 million in less noncash interest expense attributable to the lower debt issuance costs on the 2021 Notes issued in April 2021 as compared to the 5.5% senior convertible notes that matured in December 2021 (the "2016 Notes"). This decrease was partially offset by $0.1 million in additional interest on the Nant Capital Note in the three months ended June 30, 2022, compared to the prior year period.
Comparison of the six month periods ended June 30, 2022 and 2021
Interest expense, net decreased by $0.5 million, or (6.1)%, for the six months ended June 30, 2022, compared to the prior year period. This decrease was driven by $0.6 million in less noncash interest expense attributable to the lower debt issuance costs on the 2021 Notes issued in April 2021 as compared to the 5.5% senior convertible notes that matured in December 2021 (the "2016 Notes"). This decrease was partially offset by $0.2 million in additional interest on the Nant Capital Note in the six months ended June 30, 2022, compared to the prior year period.
See the section entitled "Liquidity and Capital Resources" below and refer to Note 8 and Note 16 to the accompanying Consolidated Financial Statements for further discussion of our convertible notes and the note with Nant Capital.
Other Income (Expense), net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Other income (expense), net	$2,642	$(3,051)	$2,648	$(5,621)	$5,693	(186.6)%	$8,269	(147.1)%
Comparison of the three month periods ended June 30, 2022 and 2021
The decrease of $5.7 million Other income (expense), net for the three months ended June 30, 2022 compared to the prior year period was driven by the change in the fair value of the Bookings Commitment. The change in the fair value of the Bookings Commitment is a result of macroeconomic factors. The change in fair value for the three months ended June 30, 2022 was a gain of $2.9 million, compared to a loss of $3.1 million for the three months ended June 30, 2021.
Comparison of the six month periods ended June 30, 2022 and 2021
The decrease of $8.3 million Other income (expense), net for the six months ended June 30, 2022, compared to the prior year period was driven by the change in the fair value of the Bookings Commitment. The change in the fair value of the Bookings Commitment is a result of macroeconomic factors. The change in the fair value for the six months ended June 30, 2022 was a gain of $2.9 million, compared to a loss of $5.6 million for the six months ended June 30, 2021.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2022, we had cash and cash equivalents of $5.7 million, compared to $29.1 million as of December 31, 2021, of which $0.3 million and $0.8 million, respectively, related to foreign subsidiaries.
We believe our existing cash and cash equivalents, and our ability to borrow on the $125.0 million promissory note (the "Promissory Note") with Nant Capital, LLC ("Nant Capital") (see Note 16), will be sufficient to fund operations through at least 12 months following the issuance date of the financial statements. We continue to have our Chairman and CEO’s intent and ability to support our operations with additional funds as required. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of our business. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital have been the private placement of membership interests prior to our IPO, debt financing agreements, including promissory notes with Nant Capital and affiliates, convertible notes, the sale of our common stock, revenue generated from our products and services, and proceeds from the sale of components of our business.
Convertible Notes
On April 13, 2021, we and our wholly owned subsidiary, NaviNet entered into a Note Purchase Agreement with Highbridge and Nant Capital pursuant to which we issued $137.5 million in aggregate principal amount of our 2021 Notes in a private placement. The 2021 Notes were issued on April 27, 2021. The total net proceeds from this offering were approximately $136.8 million, after deducting Highbridge’s debt issuance costs of $0.1 million and $0.6 million in debt issuance costs paid to third parties in connection with the offering of the 2021 Notes. The 2021 Notes will mature on April 15, 2026, unless earlier repurchased, redeemed or converted.

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

Nant Capital Notes

In January 2016, we executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Soon-Shiong. As of June 30, 2022, the total advances made by Nant Capital to us pursuant to the note was approximately $112.7 million. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. When a repayment is made, Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.

On August 8, 2018, we executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, we executed an agreement with Nant Capital to amend and restate the original promissory note, allowing us to request advances up a maximum commitment of $125.0 million that bears interest at a per annum rate of 5.5%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the 2016 Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. On April 27, 2021, in connection with the issuance of the 2021 Notes, we and Nant Capital entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2020, between us and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. As of June 30, 2022, we were in compliance with the covenants.

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

Capital Expenditures

There have been no material changes during the six months ended June 30, 2022 to our capital expenditure obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our principal material cash requirements consist of obligations under our outstanding debt obligations related to the 2021 Notes, Nant Capital Note, Bookings Commitment, and noncancellable leases for our office space. Refer to Note 8, Note 9, Note 10, and Note 16 to the accompanying Consolidated Financial Statements.
Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,
	2022	2021
Cash (used in) provided by:
Operating activities	$(20,194)	$(16,685)
Investing activities	(2,861)	(2,411)
Financing activities	(758)	49,240
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(78)	5
Net decrease in cash, cash equivalents and restricted cash	$(23,891)	$30,149

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
In addition, our net loss in the six months ended June 30, 2022 has been greater than our use of cash for operating activities due to the inclusion of noncash charges.
Cash used in operating activities of $20.2 million during the six months ended June 30, 2022 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the six months ended June 30, 2022, our net loss of $28.5 million included noncash items largely due to $7.9 million of depreciation and amortization, and $2.7 million of stock-based compensation, partially offset by a $2.5 million decrease in the fair value of the Bookings Commitment liability.
Changes in working capital increased cash $0.1 million during the six months ended June 30, 2022. The increase was primarily attributable to a $1.6 million increase in accounts payable, a $1.2 million increase in related party payables, a $0.7 million decrease in accounts receivable and a $0.2 million decrease in prepaid expenses and other current assets, largely offset by a $3.1 million decrease in accrued and other current liabilities.
Cash used in operating activities of $16.7 million during the six months ended June 30, 2021 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the six months ended June 30, 2021, our net loss of $30.9 million included noncash items largely due to $7.7 million of depreciation and amortization, a $4.8 million increase in the fair value of the Bookings Commitment liability, $1.7 million recognized as stock based compensation, and a $0.7 million loss on Exchange and Prepayments of the 2016 Notes.

Changes in working capital decreased cash $1.1 million during the six months ended June 30, 2021. The decrease in cash was primarily attributable to a $2.8 million decrease in accounts payable, a $2.0 million decrease in accrued and other current liabilities and a $1.4 million increase in accounts receivable, largely offset by a $3.9 million increase in related party payables.
Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities was comprised of $2.9 million for the purchase of property and equipment, including internal-use software.
For the six months ended June 30, 2021, net cash used in investing activities was comprised of $2.4 million for the purchase of property and equipment, including internal-use software.
Financing Activities
Cash used in financing activities during the six months ended June 30, 2022 of $0.8 million was due to repayments of an insurance promissory note, partially offset by proceeds from exercises of stock options.

Cash provided by financing activities during the six months ended June 30, 2021 was $49.2 million, primarily related to the issuance of the 2021 Notes of $137.5 million, offset by prepayments on the 2016 Notes of $87.5 million (see Note 8 to the accompanying Consolidated Financial Statements).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2022, we had $5.7 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Primarily all of our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

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
Foreign Currency Risk
We maintain offices and bank accounts in the United Kingdom and Canada. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of June 30, 2022 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks related to our system infrastructure and software solutions business
•The market for our systems infrastructure and software solutions is new and unproven and may not grow.
•The data and information that we provide to our customers, and their constituents, could be inaccurate or incomplete, which could harm both patients and our business, financial condition and results of operations.
•Our use of open source technology could impose limitations on our ability to commercialize our offerings.
Risks related to our OpenNMS open source business
•Our OpenNMS business incorporates third-party open source software, which could negatively affect our ability to sell our OpenNMS solutions and subject us to possible litigation.
•Because of the characteristics of open source software, there may be fewer technology barriers to entry in the open source market by new competitors and it may be relatively easy for new and existing competitors with greater resources than we have to compete with our OpenNMS business.
Risks related to our relationships with other companies
•We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service which could damage our reputation, harm our ability to attract and maintain customers and decrease our revenue.

•We are heavily dependent on our senior management, particularly Dr. Patrick Soon-Shiong, and a loss of a member of our senior management team in the future could harm our business.
Risks related to our business generally
•We have in the past and may in the future acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
•Business disruptions, including from weakened and volatile global economic and market conditions, natural disasters and the COVID-19 pandemic, among other things, could seriously harm our future revenue and financial condition and increase our costs and expenses.
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
Risks related to our convertible notes
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
•The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.
Risks related to our common stock
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
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $58.5 million and $56.4 million during the years ended December 31, 2021 and 2020, respectively, and $28.5 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $1.1 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our customer base and develop our product and service offerings, including (i) expansion of the features and capabilities of our NaviNet and Eviti product lines and (ii) expanding the OpenNMS solutions through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

In addition, inflationary pressure, including as a result of supply shortages, may adversely impact our financial results and our operating costs may increase. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing.

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
•acquire, license or invest in complementary businesses, technologies or service offerings; and
•finance capital expenditures and general and administrative expenses.

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
During the year ended December 31, 2021, we derived 22.8% of our revenue through a single channel partner for our decision support platform, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 12.9% of our revenue through a customer of our NaviNet solution. During the six months ended June 30, 2022, we derived 27.8% of our revenue through this channel partner and another 13.5% of our revenues through one of NaviNet's major customers. On June 30, 2022, we received a notice of termination from such single channel partner, which such termination will be effective June 30, 2023. We cannot guarantee that we will be able to find new sources of revenue to offset the termination by this channel partner or that the above mentioned NaviNet customer or any of our other customers or partners will continue to contract for our services or acquire new services. We are currently in discussions with the channel partner regarding a new commercial agreement but if we are unable to establish a new agreement with the channel partner regarding such new commercial arrangement or our major NaviNet customer does not renew its agreement with us, our revenue could be greatly reduced, which would materially and adversely affect our business. Customer churn is a natural part of our business and, while there is no guarantee that we will be able to offset the loss of this customer in the short term, we continue to develop new product enhancements and offerings to help drive customer acquisition and expansion opportunities to replace this lost revenue in the long term.
If our existing customers do not continue to renew their agreements with us, renew at lower fee levels or decline to purchase additional applications and services from us, our business and operating results will suffer.
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

In addition, a significant number of our customer agreements allow our customers to terminate such agreements for convenience at certain times, typically with one to three months advance notice. Any cancellations of such agreements would have a negative result on our business and results of operations. For example, we received a notice of termination from our largest single channel partner, which such termination will be effective on June 23, 2023. If we fail to renew this agreement or renew this agreement upon less favorable terms or at lower fee levels or fail to grow our customer base to offset the loss of this channel partner, it may cause our revenue to decline in the future or our future revenue may be constrained.
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

Additionally, ransomware attacks, including these from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss or unavailability of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. Furthermore, there may be heightened risk of potential attacks by state actors or others since the escalation of the situation in Ukraine. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).

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

In addition, the interpretation and application of consumer, healthcare privacy, data protection and cybersecurity laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in claims, proceedings, damages, and liabilities, including government-imposed fines, and orders requiring that we change our practices, which could adversely affect our business. In addition, these laws and regulations vary between states, countries and other jurisdictions, and may vary based on whether services or operations are performed in the jurisdiction. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

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

In addition, many of our third-party vendors, including data center providers, do not have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, due to such providers insolvency, catastrophic damage to such provider’s data centers or otherwise, or if in the future we add additional third-party vendors, including data center providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new providers. If these third-party vendors were to increase the cost of their services, we may have to increase the price of our existing and future offerings, and our business may be harmed.

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
Our offerings and solutions may experience design or manufacturing defects from time to time that can result in decreased sales, decreased operating margins and reduced network effects to NantHealth solutions and component systems infrastructure and platforms which could materially and adversely affect our reputation and business.
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
We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service. These licenses are generally commercially available on varying terms; however, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. In addition, we may not be able to secure enough hardware components at reasonable prices or of acceptable quality in a timely manner in the quantities or configurations needed. For example, in response to a surge in COVID-19 infections in the first half of 2022, the Chinese government imposed lockdowns in certain parts of the country, which has had, and may continue to have, a negative impact on manufacturing and/or supply chains. If as a result of global economic or political instability, such as the ongoing escalation of the situation in Ukraine, other disease outbreaks, or supply issues, we, our third-party vendors or our contractors could experience shortages, business disruptions or delays for materials sourced or manufactured in the affected countries, their ability to supply hardware components may be affected. If any of these events occur, our business and operating results could be harmed. Accordingly, if any of the foregoing occurs, our ability to commercialize our services, revenue and gross margins could suffer until lockdowns from COVID-19 infections are reduced and supply issues or business disruptions are resolved.

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

We also face significant competition for employees from other healthcare-related companies and software businesses, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. This competition has become exacerbated by the increase in employee resignations in 2021 reported by employers nationwide and continued high rates of employee turnover continuing into 2022. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity incentives that vest over time and, in some cases, upon the occurrence of certain events. The value to employees of these equity incentives that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards. Although we may have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of June 30, 2022, the total value of our goodwill and intangible assets, net of accumulated amortization was $132.9 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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

Business disruptions, including from weakened and volatile global economic and market conditions, natural disasters and the COVID-19 pandemic, among other things, could seriously harm our future revenue and financial condition and increase our costs and expenses.
Events such as recessions, inflation, disruptions and uncertainty in global financial markets and other adverse global developments, including those related to the Russia-Ukraine war, have caused, and could, in the future, cause economic and market slowdown or downturn. The resulting impacts of such slowdown or downturn may lead to reduced consumer and commercial spending, consumption and demand, increased costs of business operations, rising prices of goods and services and decreased corporate profitability. As such, this could negatively impact the businesses and customers that we work with and have a materially adverse effect on our own business, financial condition, overall performance and results and ability to forecast our operations and make decisions about future investments and endeavors.

Moreover, our operations, and those of our contractors, consultants, customers, resellers or partners, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics, acts of terrorism, acts of war and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. For example, we have corporate offices in Los Angeles County, California near major earthquake faults and fire zones. We attempt to mitigate these risks through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions will not protect against all potential problems. If our customers’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by customers or their patients, particularly if the access interruption is associated with problems in the timely delivery of funds due to customers or medical information relevant to patient care. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

We have developed, acquired, and licensed various patents and patent applications and we possess substantial know-how, copyrights and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of June 30, 2022, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) twenty (20) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) thirteen (13) pending U.S. utility patent applications; (iii) eighteen (18) issued patents outside the United States; and (iv) four (4) patent applications pending in jurisdictions outside the United States. Seven (7) of the US assets are jointly owned and thirteen (13) of the international assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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
As of August 4, 2022, our Chairman and Chief Executive Officer and our principal stockholder, Dr. Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 62% of the voting power of our common stock. As a result, Dr. Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
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
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 62% of the voting power of our common stock as of August 4, 2022.
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

In addition, the stock market in general, and the Nasdaq and the healthcare industry in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies, including the current macroeconomic trends and geopolitical events. These broad market and industry fluctuations may adversely affect the market price of our common stock or the notes, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and would harm our business operating results or financial condition.

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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 62% of the voting power of our common stock, as of August 4, 2022), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
None.
Recent Repurchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

Item 6. Exhibits Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit	Filing	Filed
				Date	Herewith

3.1	Amended and Restated Bylaws	8-K	3.1	June 10, 2022

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

NantHealth, Inc.

(Registrant)

Date:	August 5, 2022	By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 5, 2022	By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)