Form 10-Q
period 2022-09-30
NantHealth, Inc.
filed 2022-11-04
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2022, the registrant had 115,550,244 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended September 30, 2022

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
•our financial performance expectations, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability; and
•our ability to continue as a going concern.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$635	$29,084
Accounts receivable, net	5,299	5,810
Related party receivables, net	476	506
Prepaid expenses and other current assets	5,738	4,010
Total current assets	12,148	39,410
Property, plant, and equipment, net	11,754	12,366
Goodwill	98,333	98,333
Intangible assets, net	32,342	39,039
Related party receivable, net of current	937	1,012
Operating lease right-of-use assets	4,604	6,048
Other assets	794	1,620
Total assets	$160,912	$197,828

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,216	$3,204
Accrued and other current liabilities	18,771	16,358
Deferred revenue	2,663	2,440
Related party payables, net	4,825	5,161
Notes payable	1,112	782
Total current liabilities	33,587	27,945
Deferred revenue, net of current	1,397	2,024
Related party liabilities	43,922	38,278
Related party promissory note	112,666	112,666
Related party convertible note, net	62,318	62,268
Convertible notes, net	74,663	74,603
Deferred income taxes, net	1,561	1,775
Operating lease liabilities	4,554	6,248
Other liabilities	27,406	34,013
Total liabilities	362,074	359,820
Commitments and Contingencies (Note 11)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 115,550,244 and 115,505,244 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	894,750	891,105
Accumulated deficit	(1,095,016)	(1,052,897)
Accumulated other comprehensive loss	(908)	(212)
Total stockholders' deficit	(201,162)	(161,992)
Total liabilities and stockholders' deficit	$160,912	$197,828

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Software-as-a-service related	$16,161	$13,879	$47,793	$45,140
Maintenance	398	406	1,290	1,201
Professional services	73	57	419	257
Total software-related revenue	16,632	14,342	49,502	46,598
Other	1	17	2	20
Total net revenue	16,633	14,359	49,504	46,618

Cost of Revenue
Software-as-a-service related	5,172	5,244	16,356	16,223
Maintenance	509	298	1,347	775
Professional services	—	6	9	13
Amortization of developed technologies	1,247	1,247	3,741	3,741
Total software-related cost of revenue	6,928	6,795	21,453	20,752
Other	—	34	1	127
Total cost of revenue	6,928	6,829	21,454	20,879

Gross Profit	9,705	7,530	28,050	25,739

Operating Expenses
Selling, general and administrative	16,580	12,969	45,577	37,309
Research and development	6,299	4,648	17,875	14,510
Amortization of acquisition-related assets	985	985	2,956	2,956
Total operating expenses	23,864	18,602	66,408	54,775

Gain (loss) from operations	(14,159)	(11,072)	(38,358)	(29,036)
Interest income (expense), net	(3,511)	(3,572)	(10,431)	(10,943)
Other income (expense), net	4,003	3,759	6,651	(1,862)
Income (loss) from continuing operations before income taxes	(13,667)	(10,885)	(42,138)	(41,841)
Provision for (benefit from) income taxes	(10)	23	(19)	21
Net income (loss) from continuing operations	(13,657)	(10,908)	(42,119)	(41,862)
Income (loss) from discontinued operations, net of tax attributable to NantHealth	—	—	—	24
Net income (loss)	(13,657)	(10,908)	(42,119)	(41,838)
Net income (loss) attributable to noncontrolling interests	—	(65)	—	(284)
Net income (loss) attributable to NantHealth	$(13,657)	$(10,843)	$(42,119)	$(41,554)

Basic and diluted net loss per share attributable to NantHealth:
Total net income (loss) per share - common stock	$(0.12)	$(0.09)	$(0.36)	$(0.37)

Weighted average shares outstanding
Basic and diluted - common stock	115,550,244	115,243,671	115,540,681	113,706,124

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(13,657)	$(10,908)	$(42,119)	$(41,838)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(322)	(109)	(696)	(63)
Total other comprehensive (loss) income	(322)	(109)	(696)	(63)
Comprehensive income (loss)	(13,979)	(11,017)	(42,815)	(41,901)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(65)	—	(284)
Comprehensive income (loss) attributable to NantHealth	$(13,979)	$(10,952)	$(42,815)	$(41,617)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Noncontrolling Interests	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2021	115,505,244	$12	$891,105	$(1,052,897)	$(212)	$(161,992)	—	$(161,992)
Stock-based compensation cost	—	—	1,417	—	—	1,417	—	1,417
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	45,000	—	24	—	—	24	—	24
Other comprehensive income (loss)	—	—	—	—	(96)	$(96)	—	(96)
Net income (loss)	—	—	—	(15,950)	—	$(15,950)	—	$(15,950)
Balance at March 31, 2022	115,550,244	$12	$892,546	$(1,068,847)	$(308)	$(176,597)	—	$(176,597)
Stock-based compensation cost	—	—	1,289	—	—	1,289	—	1,289
Other comprehensive income (loss)	—	—	—	—	(278)	(278)	—	(278)
Net income (loss)	—	—	—	(12,512)	—	(12,512)	—	(12,512)
Balance at June 30, 2022	115,550,244	$12	$893,835	$(1,081,359)	$(586)	$(188,098)	—	$(188,098)
Stock-based compensation cost	—	—	915	—	—	915	—	915
Other comprehensive income (loss)	—	—	—	—	(322)	(322)	—	(322)
Net income (loss)	—	—	—	(13,657)	—	(13,657)	—	(13,657)
Balance at September 30, 2022	115,550,244	$12	$894,750	$(1,095,016)	$(908)	$(201,162)	—	$(201,162)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Noncontrolling Interests	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2020	111,284,733	$11	$891,583	$(1,003,210)	$(168)	$(111,784)	$384	$(111,400)
Modified retrospective adjustment on adoption of ASU No. 2020-06	—	—	(14,318)	8,572	—	(5,746)	—	(5,746)
Stock-based compensation cost	—	—	912	—	—	912	—	912
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	81,400	—	64	—	—	64	—	64
Other comprehensive income (loss)	—	—	—	—	28	28	—	28
Net income (loss)	—	—	—	(15,408)	—	(15,408)	(91)	(15,499)
Balance at March 31, 2021	111,366,133	$11	$878,241	$(1,010,046)	$(140)	$(131,934)	$293	$(131,641)
Stock-based compensation expense	—	—	887	—	—	887	—	887
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	222,553	—	61	—	—	61	—	61
Stock issued on Exchange of 2016 Notes	3,615,970	1	10,000	—	—	10,001	—	10,001
Other comprehensive income (loss)	—	—	—	—	18	18	—	18
Net income (loss)	—	—	—	(15,303)	—	(15,303)	(128)	(15,431)
Balance at June 30, 2021	115,204,656	$12	$889,189	$(1,025,349)	$(122)	$(136,270)	$165	$(136,105)
Stock-based compensation cost	—	—	830	—		830	—	830
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	103,088	—	57	—		57	—	57
Purchase of non-controlling interest	—	—	(456)	—	—	(456)	(100)	(556)
Other comprehensive income (loss)	—	—		—	(109)	(109)	—	(109)
Net income (loss)	—	—		(10,843)	—	(10,843)	(65)	(10,908)
Balance at September 30, 2021	115,307,744	$12	$889,620	$(1,036,192)	$(231)	$(146,791)	$—	$(146,791)

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(42,119)	$(41,838)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,911	11,601
Amortization of debt discounts and deferred financing offering cost	110	569
Change in fair value of derivatives liability	—	(4)
Change in fair value of Bookings Commitment	(6,156)	1,133
Stock-based compensation	3,542	2,540
Deferred income taxes, net	(282)	(180)
Provision for bad debt expense	26	91
Impairment of ROU asset	208	—
Loss on exchange and prepayment of 2016 Notes	—	742
Changes in operating assets and liabilities:
Accounts receivable, net	480	(1,322)
Related party receivables, net	105	338
Prepaid expenses and other current assets	(1,995)	(935)
Accounts payable	3,026	(3,048)
Accrued and other current liabilities	1,878	(3)
Deferred revenue	(400)	2,061
Related party payables, net	4,647	6,212
Change in operating lease right-of-use assets and liabilities	(370)	(314)
Other assets and liabilities	171	(28)
Net cash provided by (used in) operating activities	(25,218)	(22,385)
Cash flows from investing activities:
Purchases of property and equipment, including internal-use software	(4,156)	(4,116)
Purchase of non-controlling interest	—	(556)
Net cash provided by (used in) investing activities	(4,156)	(4,672)
Cash flows from financing activities:
Proceeds from insurance promissory note	1,657	2,324
Repayments of insurance promissory note and notes payable	(1,327)	(1,035)
Proceeds from related party convertible notes	—	62,500
Proceeds from convertible notes	—	75,000
Payment of convertible notes	—	(87,500)
Proceeds from exercises of stock options	24	182
Payment of deferred financing costs, related party	—	(277)
Payment of deferred financing costs	—	(451)
Net cash provided by (used in) financing activities	354	50,743
Effect of exchange rate changes on cash, cash equivalents and restricted cash	53	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	(28,967)	23,669
Cash, cash equivalents and restricted cash, beginning of period (1)	31,402	24,162
Cash, cash equivalents and restricted cash, end of period (1)	$2,435	$47,831
(1) Cash and cash equivalents included restricted cash of $1,800 and $2,318 at September 30, 2022 and December 31, 2021, respectively, and $2,318 and $1,375 at September 30, 2021 and December 31, 2020, respectively. At September 30, 2022, restricted cash of $1,180 is included in prepaid expenses and other current assets and $620 is included in other assets. At September 30, 2021, restricted cash of $1,180 is included in prepaid expenses and other current assets and $1,138 is included in other assets. Restricted cash is included in prepaid expenses and other current assets and other assets and consists of funds that are contractually restricted as to usage or withdrawal related to the Company's performance bond related to a contract with a customer, and security deposits in the form of standby letters of credit for leased facilities. No amounts have been drawn upon the letters of credit as of September 30, 2022.

NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$3,119	$2,467
Non-cash transactions:
Purchases of property and equipment, including internal-use software	79	89
Common stock issued in Exchange for 2016 Notes	—	10,000
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

As of September 30, 2022, the Company conducted the majority of its operations in the United States, Canada, and the United Kingdom.
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
The Company has incurred significant losses and negative cash flows from operations. As of September 30, 2022, the Company had cash and cash equivalents of $635 and an accumulated deficit of $1,095,016. The Company had a net loss of $42,119 and used cash of $25,218 for operating activities for the nine month period ended September 30, 2022. In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.
As a result of continuing anticipated operating cash outflows the Company believes that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financing under step one of the going concern model. However, the Company continues to have a plan where its Chairman and CEO has the intent and ability to support the Company’s operations with additional funds as required which it believes alleviates such doubt. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. The Company may also consider selling off components of its business. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including promissory notes with Nant Capital and affiliates, convertible notes, the sale of its common stock, and proceeds from the sale of components of its business.

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
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Upcoming Accounting Standard Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the Company expects to collect over the instrument's contractual life. ASU No. 2016-13 is effective for fiscal periods beginning after December 15, 2022 for smaller reporting companies and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Company is still evaluating the effects of this ASU. The Company does not anticipate that the adoption of this ASU will have a material impact on the Company's Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, nor are believed by management to have, a material impact on the Company's present or future Consolidated Financial Statements.

Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three months ended September 30, 2022 and 2021, there were revenues of $543 and $213 recognized, respectively, that were included in the deferred revenue balance at the beginning of the period. During the nine months ended September 30, 2022 and 2021, there were revenues of $2,065 and $1,212 recognized, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $576 at September 30, 2022 and $810 at December 31, 2021. During the three months ended September 30, 2022 and 2021, the Company recorded amortization of $163 and $160, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded amortization of $398 and $474, respectively.

Where management is not able to conclude that the costs of a contract will be recovered, costs to obtain the contract are expensed as incurred.
Performance Obligations
As of September 30, 2022, the Company has allocated a total transaction price of $3,101 to unfulfilled performance obligations that are expected to be fulfilled within 9 years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

Note 4. Accounts Receivable, net
Accounts receivable are included in the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2022 and December 31, 2021 was $1 and $2, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 5. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid expenses	$2,827	$2,256
Restricted cash	1,180	1,180
Securities litigation insurance receivable	1,250	—
Other current assets	481	574
Prepaid expenses and other current assets	$5,738	$4,010

Accrued and other current liabilities as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Payroll and related costs	$6,549	$8,545
Accrued liabilities	3,934	2,640
Bookings Commitment (see Note 9)	2,112	1,661
Interest payable	1,547	703
Operating lease liabilities	2,038	1,912
Securities litigation and cyber estimated liability	1,470	—
Other accrued and other current liabilities	1,121	897
Accrued and other current liabilities	$18,771	$16,358

Note 6. Property, Plant and Equipment, net
Property, plant and equipment, net as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Computer equipment and software	$7,591	$9,267
Furniture and equipment	1,051	1,060
Leasehold improvements	3,746	3,821
Property, plant, and equipment, excluding internal-use software, gross	12,388	14,148
Less: Accumulated depreciation and amortization	(10,605)	(10,857)
Property, plant and equipment, excluding internal-use software, net	1,783	3,291
Internal-use software	46,941	43,314
Construction in progress - Internal-use software	1,689	1,082
Less: Accumulated depreciation and amortization, internal-use software	(38,659)	(35,321)
Internal-use software, net	9,971	9,075
Property, plant and equipment, net	$11,754	$12,366

Depreciation expense from continuing operations was $1,620 and $4,817, respectively, for the three and nine months ended September 30, 2022, of which $1,134 and $3,340, respectively, related to internal-use software costs. Depreciation expense from continuing operations was $1,504 and $4,430, respectively, for the three and nine months ended September 30, 2021, of which $1,012 and $3,023, respectively, related to internal-use software costs.

Amounts capitalized to internal-use software related to continuing operations for the three and nine months ended September 30, 2022 were $1,392 and $4,311, respectively. Amounts capitalized to internal-use software related to continuing operations for the three and nine months ended September 30, 2021 were $1,454 and $3,569, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 7. Intangible Assets, net
The Company’s definite-lived intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Customer relationships	$53,000	$53,000
Developed technologies	34,500	34,500
Trade name	3,300	3,300
Installed user base	1,400	1,400
Intangible assets, gross	92,200	92,200
Less: Accumulated amortization	(59,858)	(53,161)
Intangible assets, net	$32,342	$39,039

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three months ended September 30, 2022 and 2021 was $2,232 and $2,232, respectively. Amortization expense from continuing operations for the nine months ended September 30, 2022 and 2021 was $6,697 and $6,696, respectively.

The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of September 30, 2022 is as follows:

Amounts
Remainder of 2022	$2,232
2023	4,346
2024	4,283
2025	4,147
2026	3,467
Thereafter	13,867
Total future intangible amortization expense	$32,342

Note 8. Convertible Notes
2021 4.5% Convertible Senior Notes ("2021 Notes")
On April 13, 2021, the Company and its wholly owned subsidiary, NaviNet (the "Guarantor") entered into a note purchase agreement with Highbridge Capital Management, LLC and one of its affiliates (“Highbridge”) and certain other buyers, including Nant Capital to issue and sell $137,500 in aggregate principal amount of its 4.5% convertible senior notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The 2021 Notes were issued on April 27, 2021. The total net proceeds from this offering were approximately $136,772, comprised of $62,223 from Nant Capital and $74,549 from Highbridge, after deducting Highbridge’s debt issuance costs of $118 and $610 in debt issuance costs paid to third parties in connection with the 2021 Notes offering.

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
As of September 30, 2022, the remaining life of the Convertible Notes is approximately 42.5 months.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes how the issuance of the 2021 Notes is reflected in the Company's Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

	Related Party	Others	Total
Balance as of September 30, 2022
Gross proceeds	$62,500	$75,000	$137,500
Unamortized debt discounts and deferred financing offering costs	(182)	(337)	(519)
Net carrying amount	$62,318	$74,663	$136,981

Balance as of December 31, 2021
Gross proceeds	$62,500	$75,000	$137,500
Unamortized debt discounts and deferred financing offering costs	(232)	(397)	(629)
Net carrying amount	$62,268	$74,603	$136,871

The following tables set forth the Company's interest expense recognized in the Company's Consolidated Statements of Operations with respect to its convertible notes.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
2021 Notes	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$703	$844	$1,547	$2,109	$2,531	$4,640
Amortization of deferred financing offering costs	17	20	37	50	60	110
Total convertible notes interest expense	$720	$864	$1,584	$2,159	$2,591	$4,750

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
2021 Notes	Related Party	Others	Total	Related Party	Others	Total
Accrued coupon interest expense	$703	$844	$1,547	$1,195	$1,434	$2,629
Amortization of deferred financing offering costs	17	20	37	29	34	63
Total convertible notes interest expense	$720	$864	$1,584	$1,224	$1,468	$2,692

2016 Notes
Accrued coupon interest expense	$69	$62	$131	$285	$2,053	$2,338
Amortization of debt discounts	4	4	8	17	117	134
Amortization of deferred financing offering costs	2	11	13	10	362	372
Total convertible notes interest expense	$795	$941	$1,736	$1,536	$4,000	$5,536

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 9. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$27,818	$—	$—	$27,818

	December 31, 2021
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$34,474	$—	$—	$34,474

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

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. The Company also agreed that Allscripts shall receive at least $500 per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, the Company shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. As of both September 30, 2022 and December 31, 2021, the accrued Annual Minimum Commitment was $1,700. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement.

The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business, using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 17% and 20% at September 30, 2022 and 11% at December 31, 2021. The change in fair value is recorded within other income (expense), net in the Company's Consolidated Statements of Operations.

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

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at September 30, 2022, the fair value of the liability would increase by $2,646.

The fair market value for level 3 securities may be highly sensitive to the use of unobservable inputs and subjective assumptions. Generally, changes in significant unobservable inputs may result in significantly lower or higher fair value measurements.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the nine months ended September 30, 2022:

	December 31, 2021	Transfers in (out) (1)	Change in fair value recognized in earnings	September 30, 2022
Liabilities
Bookings Commitment	34,474	(500)	(6,156)	27,818
	$34,474	$(500)	$(6,156)	$27,818

(1) Transfers out of the Bookings Commitment fair value liability relates to the Annual Minimum Commitment, which was recorded in accrued and other current liabilities.
Fair Value of Convertible Notes held at amortized cost
As of September 30, 2022 and December 31, 2021, the fair value and carrying value of the Company's Convertible 2021 Notes were:

	Fair value	Carrying value	Face value
2021 Notes
Balance as of September 30, 2022
Related party	$39,380	$62,318	$62,500
Others	47,256	74,663	75,000
	$86,636	$136,981	$137,500
Balance as of December 31, 2021
Related party	$51,466	$62,268	$62,500
Others	61,760	74,603	75,000
	$113,226	$136,871	$137,500

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

Future minimum lease payments under the Company's operating leases at September 30, 2022 were:

Maturity Analysis	Amounts
Remainder of 2022	$662
2023	2,637
2024	2,484
2025	631
2026	575
2027	427
Thereafter	660
Total future minimum lease payments	8,076
Less: imputed interest	(1,484)
Total	$6,592
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$2,038
Operating lease liabilities	4,554
$6,592
In June 2022, the Company entered into a sublease for 27 percent of our Boston office space which commenced in October 2022. The Company recorded an ROU asset impairment charge in the three months ended September 30, 2022 of $208, which was the amount by which the carrying value of the ROU asset allocated to the sublease exceeded the fair value. The Company estimated the fair value of the ROU asset using an income approach based on the net present value of the sublease rental income during the sublease term. The ROU asset impairment charge is included in other income (expense), net.
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
Unconditional Purchase Obligations
In 2020, NantWorks entered into agreements with various vendors related to an enterprise resource planning (“ERP”) implementation project on behalf of its subsidiaries, including NantHealth. NantWorks bills the Company for its portion of these expenses through the Shared Services Agreement (see Note 16). During the nine months ended September 30, 2022, the Company made payments of approximately $162 for the amounts purchased related to the unconditional purchase obligations for the ERP implementation project. As of September 30, 2022, the Company has fulfilled its share of the unconditional purchase obligations for the ERP implementation project.

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
Legal Matters
The Company is, from time to time, subject to claims and litigation that arise in the ordinary course of its business. Based on existing facts and historical patterns, the Company accrues for litigation losses in instances where an adverse outcome is probable and the Company is able to reasonably estimate the probable loss in accordance with ASC 450-20. In the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to the Company, would not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or consolidated cash flows in a particular quarter or annual period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Cyber Incident

In August 2022, the Company became aware of unauthorized activity in a customer’s account, which involved payments issued to a fraudulent account, unauthorized access to certain protected health information, and caused us to incur costs to respond to the incident. Approximately $100 in legal and professional fees have been incurred as part of our response and investigation into this incident and these costs are included in accrued and other current liabilities as of September 30, 2022 on the Consolidated Balance Sheets.

While the investigation is ongoing, the Company cannot be certain of the magnitude of a particular outcome, but recorded an estimated liability of $220 for possible claims tied to this incident, which is included in accrued and other current liabilities on the Consolidated Balance Sheets at September 30, 2022. There is a reasonable possibility of losses in excess of the amount accrued although the amount of such reasonably possible losses cannot be determined and the Company believes it would have the ability to recover any such losses from its insurance coverage.
Securities and Derivative Litigation
In March 2017, a number of putative class action securities complaints were filed in U.S. District Court for the Central District of California, naming as defendants the Company and certain of our current or former executive officers and directors. These complaints have been consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825 ("Deora"). In June 2017, the lead plaintiffs filed an amended consolidated complaint, which generally alleged that defendants violated federal securities laws by making material misrepresentations in NantHealth’s IPO registration statement and in subsequent public statements. In particular, the complaint referred to various third-party articles alleging that defendants misrepresented NantHealth’s business with the University of Utah, donations to the university by non-profit entities associated with the Company's founder Dr. Patrick Soon-Shiong, and orders for GPS Cancer. The lead plaintiffs sought unspecified damages and other relief on behalf of putative classes of persons who purchased or acquired NantHealth securities in the IPO or on the open market from June 1, 2016 through May 1, 2017. In March 2018, the Court largely denied Defendants’ motion to dismiss the consolidated amended complaint. On July 30, 2019, the Court certified the case as a class action. On October 23, 2019, the parties notified the Court that they had reached a settlement in principle to resolve the action on a class wide basis in the amount of $16,500, which was included in accrued and other current liabilities in the Consolidated Balance Sheets at December 31, 2019. The Court granted preliminary approval of the settlement on January 31, 2020. A hearing for final approval of the settlement was scheduled for June 15, 2020, but on June 5, 2020, the Court decided to take the final approval motion on submission, and on July 17, 2020, the Court directed Plaintiff’s counsel to submit evidence substantiating all costs incurred. The $16,500 settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by the Company’s insurance carriers, and a portion was by the Company. On September 10, 2020, the Court entered an order granting final approval of the settlement, and the order and settlement are now final.

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

In April 2018, two putative shareholder derivative actions, captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in the Deora action but asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets (which Petersen subsequently withdrew), and unjust enrichment. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020. On June 29, 2021, the Court granted the Unopposed Motion to Substitute Lead Plaintiff, following Plaintiff Petersen’s sale of his NantHealth stock, and appointed Engleman as Lead Plaintiff. On September 26, 2022, the parties filed with the Court a Stipulation for Compromise and Settlement to resolve the consolidated action in exchange for (i) the payment of $400, to be funded by the Company's insurance carriers, to offset the Company’s contribution to the settlement of the Deora action, and (ii) agreeing to implement certain corporate governance reforms. Additionally, the Company agreed to pay an award of attorneys’ fees and expenses to counsel for Lead Plaintiff in an amount of $1,250, to be funded by the Company's insurance carriers which is included in accrued and other current liabilities on the Consolidated Balance Sheets at September 30, 2022. The settlement is contingent upon certain matters, including final approval by the Court. A hearing to determine whether the Court will approve the settlement is scheduled for January 10, 2023. If the settlement is approved by the Court, the Company will be required to implement the settlement’s corporate governance reforms within 60 days following such approval and will recognize the $400 favorable settlement.

In April 2018, a putative shareholder derivative action captioned Shen v. Soon-Shiong was filed in U.S. District Court for the District of Delaware. In November 2018, a putative shareholder derivative action captioned Manuel v. Soon-Shiong was filed in the U.S. District Court for the District of Delaware. The complaints contained allegations similar to those in the Deora action but also asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty and unjust enrichment, as well as alleged violations of the federal securities laws based on alleged misstatements or omissions in the Company’s 2017 proxy statement. The Company was named solely as a nominal defendant. On January 15, 2019, the Shen and Manuel actions were consolidated in a case captioned In re NantHealth, Inc. Derivative Litigation. The parties agreed to stay the consolidated case pending a decision on defendants’ motion to dismiss in the derivative action in the Delaware Court of Chancery. The stay was lifted after the Delaware Court of Chancery's January 14, 2020 decision granting in part and denying in part the motion to dismiss. On October 5, 2020, an amended consolidated complaint was filed which brought claims only against Dr. Soon-Shiong for alleged violations of the federal securities laws and breach of fiduciary duty based on alleged misstatement or omissions in the Company’s 2017 and 2018 proxy statements and other public filings. On December 4, 2020, defendant moved to dismiss the amended complaint. On February 2, 2021, plaintiffs filed an answering brief in opposition to defendant’s motion to dismiss. On March 18, 2021, defendant filed a reply brief in further support of his motion to dismiss the amended complaint. On May 12, 2021, the District Court granted defendant’s motion to dismiss the amended complaint in full with prejudice.

Insurance Recoveries

The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at September 30, 2022 and December 31, 2021 was $1,250 and $0, respectively, and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 12. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2022 from continuing operations was a benefit of $10 and $19, respectively. The provision for income taxes for the three and nine months ended September 30, 2021 from continuing operations was a provision of $23 and $21, respectively. The provision for income taxes for the three and nine months ended September 30, 2022 and 2021 from continuing operations included an income tax provision for the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three and nine months ended September 30, 2022 from continuing operations were a benefit of 0.07% and 0.04%, respectively. The effective tax rates for the three and nine months ended September 30, 2021 from continuing operations were a provision of 0.21% and 0.05%, respectively. The effective tax rates for the three and nine months ended September 30, 2022 and 2021 differed from the U.S. federal statutory rates of 21% primarily as a result of a valuation allowance on the Company's deferred tax assets.

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
Note 13. Stockholders’ Equity
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of September 30, 2022 and December 31, 2021, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors (the "Board"). As of September 30, 2022, and December 31, 2021, there were no outstanding shares of preferred stock.

On April 13, 2021, the Company exchanged with Cambridge and Highbridge, $10,000 principal of the 2016 Notes ($5,000 with each party), for 1,689,189 and 1,926,781 common shares, respectively.

On November 12, 2021, the Company entered into a certain Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) relating to shares of our common stock, $0.0001 par value per share, offered pursuant to an effective shelf registration statement on Form S-3 that was declared effective on May 6, 2021. In accordance with the terms of the Sale Agreement, the company may offer and sell shares of our common stock having an aggregate offering price of up to $30,000 from time to time through Jefferies acting as our agent.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 14. Stock-Based Compensation
The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options:
Cost of revenue	$42	$48	$110	$132
Selling, general and administrative	722	578	2,997	1,846
Research and development	106	112	327	315
Total stock options stock-based compensation expense	870	738	3,434	2,293
Restricted stock units:
Selling, general and administrative	27	27	81	101
Total restricted stock units stock-based compensation expense	27	27	81	101
Related party share based payments:
Selling, general and administrative	(13)	9	11	76
Research and development	5	24	16	70
Total related party stock-based compensation expense	(8)	33	27	146
Total stock-based compensation expense	889	798	3,542	2,540
Amount capitalized to internal-use software	26	32	79	89
Total stock-based compensation cost	$915	$830	$3,621	$2,629
2016 Equity Incentive Plan
In May and June of 2016, the Board adopted and the Company’s stockholders approved the 2016 Equity Incentive Plan (the "2016 Plan”) in connection with the Company’s IPO. The 2016 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. In April 2018, the Company’s Board adopted and, in June 2018, the Company’s stockholders approved an amendment to the 2016 Plan, to reserve a further 6,800,000 shares of common stock for issuance pursuant to the 2016 Plan. In May 2020, the Company’s stockholders approved an amendment to the 2016 Plan, to reserve a further 12,000,000 shares of common stock for issuance pursuant to the 2016 Plan. In June 2022, the Company's stockholders approved an amendment to the 2016 Plan, to reserve a further 3,000,000 shares of common stock for issuance pursuant to the 2016 Plan. Following the approval of the amendments, a total of 27,800,000 shares of common stock were reserved for issuance pursuant to the 2016 Plan.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Stock Options

The following table summarizes the activity related to stock options during the three and nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding - December 31, 2021	14,475,636	$2.06
Exercised	(45,000)	$0.55
Forfeited	(118,750)	$3.60
Stock options outstanding - March 31, 2022	14,311,886	$2.05
Granted	300,000	$0.58
Forfeited	(247,500)	$2.43
Stock options outstanding - June 30, 2022	14,364,386	$2.01
Forfeited	(573,750)	$2.51
Stock options outstanding - September 30, 2022	13,790,636	$1.99
Stock options exercisable - September 30, 2022	8,075,634	$1.72
As of September 30, 2022, the Company had $8,138 of unrecognized stock-based compensation expense related to stock options. This cost is expected to be recognized over a weighted-average period of 1.8 years.
The Company settles all exercised stock options by issuing shares of the Company's common stock without netting down the portion related to payroll withholding tax obligations.
Restricted Stock Units
The following table summarizes the activity related to the unvested restricted stock units during the three and nine months ended September 30, 2022:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted stock units outstanding - December 31, 2021	119,705	$1.81
Vested	(59,852)	$1.81
Unvested restricted stock units outstanding - March 31, 2022	59,853	$1.81
Unvested restricted stock units outstanding - June 30, 2022	59,853	$1.81
Unvested restricted stock units outstanding - September 30, 2022	59,853	$1.81
Vested and exercisable - September 30, 2022	59,852	$1.81
Vested and unvested restricted stock units outstanding - September 30, 2022	119,705	$1.81
As of September 30, 2022, the Company had $48 of unrecognized stock-based compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted-average period of 0.4 years.
During the nine months ended September 30, 2022, the Company issued 0 shares of common stock to participants of the 2016 Plan based in the United States.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 15. Net Income (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock attributable to NantHealth for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	Common Stock	Common Stock	Common Stock	Common Stock
Net loss per share numerator:
Net loss from continuing operations	$(13,657)	$(10,908)	$(42,119)	$(41,862)
Net loss attributable to noncontrolling interests	—	(65)	—	(284)
Net loss from continuing operations attributable to NantHealth	(13,657)	(10,843)	(42,119)	(41,578)
Income from discontinued operations attributable to NantHealth	—	—	—	24
Net loss attributable to NantHealth for basic and diluted net loss per share	$(13,657)	$(10,843)	$(42,119)	$(41,554)
Weighted-average shares for basic and diluted net loss per share	115,550,244	115,243,671	115,540,681	113,706,124

Basic and diluted net loss per share attributable to NantHealth:
Total net income (loss) per share - common stock	$(0.12)	$(0.09)	$(0.36)	$(0.37)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2022	2021
Unvested and vested and unissued restricted stock units	119,705	119,705
Unexercised stock options	13,790,636	15,386,886
Convertible notes	35,732,853	36,515,552

Note 16. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three and nine months ended September 30, 2022, the Company incurred $644 and $796, respectively, from selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates by the Company. During the three and nine months ended September 30, 2021, the Company incurred $393 and $806, respectively, from selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates by the Company.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Nant Capital Note Purchase Agreement
On April 13, 2021, the Company entered into a Note Purchase Agreement with Nant Capital to issue and sell $62,500 in aggregate principal amount of its 2021 Notes (see Note 8). The accrued and unpaid interest on the 2021 Notes held by Nant Capital was $1,289 and $586 at September 30, 2022 and December 31, 2021, respectively, and was included as part of current related party payables, net in the Consolidated Balance Sheets.
Related Party Receivables and Payables
As of September 30, 2022 and December 31, 2021, the Company had related party receivables of $1,413 and $1,518, respectively, primarily consisting of a receivable from Ziosoft KK of $1,041 and $1,144, respectively, which was related to the sale of Qi Imaging. As of September 30, 2022 and December 31, 2021, the Company had related party payables and related party liabilities of $48,747 and $43,439, respectively, which primarily relate to interest payable on the $112,666 promissory note in favor of Nant Capital and amounts owed to NantWorks pursuant to the Shared Services Agreement. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

As of September 30, 2022 and December 31, 2021, the Company had no outstanding related party payables under the Second Amended Reseller Agreement. During the three and nine months ended September 30, 2022 and September 30, 2021, no direct costs were recorded as cost of revenue related to the Second Amended Reseller Agreement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Related Party Promissory Notes
In January 2016, the Company executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Soon-Shiong, our Chairman and CEO. As of September 30, 2022, the total advances made by Nant Capital to us pursuant to the note was approximately $112,666. On May 9, 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the 2016 Notes, the Company entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the Nant Capital Note to June 15, 2022 and to subordinate the Nant Capital Note in right of payment to the 2016 Notes. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. When a repayment is made, Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484 held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. As of September 30, 2022 and December 31, 2021, the total principal and interest outstanding on the promissory note amounted to $156,588 and $150,944, respectively. The accrued and unpaid interest on the promissory note as of September 30, 2022 and December 31, 2021 was $43,922 and $38,278, respectively, included as part of non-current related party liabilities in the Consolidated Balance Sheets.

On March 3, 2017, NantHealth Labs (formerly Liquid Genomics, Inc.), executed a promissory note with NantWorks. The principal amount of the advance made by NantWorks totaled $250 as of September 30, 2022 and December 31, 2021. On June 30, 2017, the promissory note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due on demand. The note bears interest at a per annum rate of 5.0%, compounded annually. As of September 30, 2022 and December 31, 2021, the total interest outstanding on this note amounted to $78 and $66, respectively, and is included in related party payables, net.

On August 8, 2018, the Company executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, the Company and Nant Capital executed an agreement to amend and restate the original promissory note allowing us to request advances up to a maximum commitment of $125,000 that bears interest at a per annum rate of 5.00%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the 2016 Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. The promissory note includes customary negative covenants. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company and Nant Capital entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2020, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. As of September 30, 2022, no advances had been made under the promissory note. As of September 30, 2022, the Company was in compliance with the covenants.
Related Party Share-based Payments
On December 21, 2020, ImmunityBio, Inc. (formerly known as NantKwest, Inc.) ("ImmunityBio"), NantCell, and Nectarine Merger Sub, Inc., a wholly owned subsidiary of ImmunityBio, entered into an Agreement and Plan of Merger, which was completed on March 9, 2021 (the "Merger"). The newly merged entity is majority owned by entities controlled by Dr. Soon-Shiong, Chairman and Chief Executive Officer of the Company. On March 4, 2021, prior to the Merger, NantCell awarded restricted stock units to its employees, including certain NantHealth employees working on behalf of ImmunityBio, which vest over defined service periods, subject to completion of a liquidity event. At the effective time of the Merger on March 9, 2021, the performance condition was met and each share of common stock of NantCell that was issued and outstanding immediately prior to the Merger was automatically converted into the right to receive as consideration newly issued common shares of ImmunityBio. The Company accounts for these awards as compensation cost at its estimated fair value over the vesting period with a corresponding credit to equity to reflect a capital contribution from, or on behalf of, the common controlling entity, to the extent that those services provided by its employees associated with these awards benefit NantHealth. The fair value is dependent on management's estimate of the benefit to NantHealth. The higher the estimate of benefit to the Company, the higher the fair value of compensation cost. The compensation cost attributed to NantHealth associated with these awards was an expense reduction of $8 due to forfeitures and an expense of $27 for the three and nine months ended September 30, 2022, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 17. Subsequent Event
The Company has evaluated subsequent events that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Subordinated Promissory Note with AirStrip Technologies, Inc.

On October 3, 2022, the Company entered into an unsecured subordinated promissory note (the “Note”) with Airstrip Technologies, Inc., a Delaware corporation (“Airstrip”), whereby AirStrip loaned $4,000 to the Company. AirStrip is an entity affiliated with Dr. Patrick Soon-Shiong, the Chairman of the Board and Chief Executive Officer. The Note contains an 8.5% interest rate compounded annually and a maturity date of October 31, 2026. The payment of the Note shall be subordinated and subject in right of payment to the prior payment in full of all Senior Debt (as defined in the Note).

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
Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of September 30, 2022, our accumulated deficit was approximately $1.1 billion. We expect to continue to incur operating losses over the near term as we expand our commercial operations and invest further in NantHealth solutions.
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
Minimum Bid Price Requirement
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

As previously reported, we received written notification from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) on August 18, 2022 stating that we had failed to regain compliance with the minimum bid price requirement of $1.00 per share for continued listing of our common stock on the Nasdaq Global Select Market, as set forth in Nasdaq Listing Rule 5810(c)(3)(A) (the “Minimum Bid Price Requirement”). We timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which was held on September 22, 2022. Subsequent to the hearing, we received notice from Nasdaq that the Panel granted our request to continue listing of our common stock on Nasdaq through at least December 1, 2022 (the “Extended Date”), subject to certain conditions, to afford us the opportunity to regain compliance with the Minimum Bid Price Requirement. The Panel has requested that on or before December 1, 2022, we advise the Panel as to the current status of any efforts to increase the our bid price above the Minimum Bid Price Requirement. At such time, the Panel may determine if additional time to cure the Minimum Bid Price Requirement deficiency is appropriate.

To regain compliance with the Minimum Bid Price Requirement, the Board approved a 1-for-15 reverse stock split of our common stock (the “Reverse Stock Split”) on August 17, 2022. Subsequently, our stockholders approved the Reverse Stock Split on August 18, 2022, and we filed a Definitive Information Statement on DEF 14C with the Securities and Exchange Commission on September 7, 2022, provided, however, that management has the authority to decide if and/or when such Reverse Stock Split would be effected. We are taking definitive steps to comply with the terms of the Panel’s decision and to timely regain compliance with the Minimum Bid Price Requirement; however, there can be no assurance that we will be able to do so by December 1, 2022, or that the Panel will grant a further extension, notwithstanding the fact that the Panel has discretion to grant an extension through February 14, 2023, pursuant to the Nasdaq Listing Rules.

If we do not regain compliance with the Bid Price Requirement by the Extended Date, we may decide to then implement the 15-for-1 reverse stock split.

Publicly Held Shares Market Value Requirement

In addition, on October 31, 2022, we received a second notice (the “Second Notice”) from Nasdaq informing us that we are not in compliance with the minimum $15,000,000 market value of publicly held shares requirement for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(b)(2)(C) (the “Public Float Requirement”). The Second Notice has no immediate effect on our Nasdaq listing or trading of our common stock.

In accordance with Listing Rule 5810(c)(3)(D), we have a period of 180 calendar days, or until April 29, 2023, to regain compliance with the Public Float Requirement. If, at any time before April 29, 2023, the market value of our Publicly Held shares of common stock closes at $15,000,000 or more for at least 10 consecutive business days, Nasdaq will provide written notification to us that we have regained compliance with the Public Float Requirement.

If we do not regain compliance with the Public Float Requirement by April 29, 2023, Nasdaq will provide written notification to us that our common stock may be delisted. At that time, we may appeal the delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our common stock would remain listed pending the panel’s decision. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination to the panel, such appeal would be successful.

We intend to monitor the market value of our common stock and may, if appropriate, consider available options to regain compliance with the Public Float Requirement.
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

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, we committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 9 of the Consolidated Financial Statements). We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. The total estimated liability was $29.5 million and $35.7 million as of September 30, 2022 and December 31, 2021, respectively.

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

Non-GAAP net loss from continuing operations excludes the effects of (1) the loss on exchange and prepayments of the 2016 Notes, (2) stock-based compensation expense, (3) change in fair value of derivatives liability, (4) change in fair value of the Bookings Commitment, (5) ROU asset impairment, (6) noncash interest expense related to convertible notes, (7) intangible amortization, (8) cyber incident estimated liabilities, and (8) the impacts of certain income tax benefits and provisions from noncash activity.

The following table reconciles Net loss from continuing operations attributable to NantHealth to Net loss from continuing operations attributable to NantHealth - Non-GAAP for the three and nine months ended September 30, 2022 and 2021 (Unaudited).

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations attributable to NantHealth	$(13,657)	$(10,843)	$(42,119)	$(41,578)
Adjustments to GAAP net income (loss) from continuing operations attributable to NantHealth:
Loss on Exchange and Prepayment of 2016 Notes	—	—	—	742
Stock-based compensation expense from continuing operations	889	799	3,542	2,533
Change in fair value of derivatives liability	—	—	—	(4)
Change in fair value of Bookings Commitment	(3,656)	(3,670)	(6,156)	1,133
Impairment of ROU asset	—	—	208	—
Noncash interest expense related to convertible notes	37	58	110	568
Intangible amortization from continuing operations	2,232	2,222	6,697	6,646
Cyber incident estimated liability	220	—	220	—
Tax provision (benefit) resulting from certain noncash tax items	(29)	(17)	(73)	(105)
Total adjustments to GAAP net income (loss) from continuing operations attributable to NantHealth	(307)	(608)	4,548	11,513
Net income (loss) from continuing operations attributable to NantHealth - Non-GAAP	$(13,964)	$(11,451)	$(37,571)	$(30,065)

Weighted average basis common shares outstanding	115,550,244	115,243,671	115,540,681	113,706,124

Net income (loss) per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.12)	$(0.10)	$(0.33)	$(0.26)

The following table reconciles Net loss per common share from continuing operations attributable to NantHealth to Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP for the three and nine months ended September 30, 2022 and 2021 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) per common share from continuing operations attributable to NantHealth	$(0.12)	$(0.09)	$(0.36)	$(0.37)
Adjustments to GAAP net income (loss) per common share from continuing operations attributable to NantHealth:
Loss on Exchange and Prepayment of 2016 Notes	—	—	—	0.01
Stock-based compensation expense from continuing operations	0.01	0.01	0.03	0.03
Change in fair value of derivatives liability	—	—	—	—
Change in fair value of Bookings Commitment	(0.03)	(0.04)	(0.06)	0.01
Impairment of ROU asset	—	—	—	—
Noncash interest expense related to convertible notes	—	—	—	—
Intangible amortization from continuing operations	0.02	0.02	0.06	0.06
Cyber incident estimated liability	—	—	—	—
Tax provision (benefit) resulting from certain noncash tax items	—	—	—	—
Total adjustments to GAAP net income (loss) per common share from continuing operations attributable to NantHealth	—	(0.01)	0.03	0.11
Net income (loss) per common share from continuing operations attributable to NantHealth - Non-GAAP	$(0.12)	$(0.10)	$(0.33)	$(0.26)

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
Net Loss Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests consists of losses related to minority ownership of components of our business.

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Software-as-a-service related	$16,161	$13,879	$47,793	$45,140
Maintenance	398	406	1,290	1,201
Professional services	73	57	419	257
Total software-related revenue	16,632	14,342	49,502	46,598
Other	1	17	2	20
Total net revenue	16,633	14,359	49,504	46,618

Cost of Revenue
Software-as-a-service related	5,172	5,244	16,356	16,223
Maintenance	509	298	1,347	775
Professional services	—	6	9	13
Amortization of developed technologies	1,247	1,247	3,741	3,741
Total software-related cost of revenue	6,928	6,795	21,453	20,752
Other	—	34	1	127
Total cost of revenue	6,928	6,829	21,454	20,879

Gross Profit	9,705	7,530	28,050	25,739

Operating Expenses
Selling, general and administrative	16,580	12,969	45,577	37,309
Research and development	6,299	4,648	17,875	14,510
Amortization of acquisition-related assets	985	985	2,956	2,956
Total operating expenses	23,864	18,602	66,408	54,775

Gain (loss) from operations	(14,159)	(11,072)	(38,358)	(29,036)
Interest income (expense), net	(3,511)	(3,572)	(10,431)	(10,943)
Other income (expense), net	4,003	3,759	6,651	(1,862)
Income (loss) from continuing operations before income taxes	(13,667)	(10,885)	(42,138)	(41,841)
Provision for (benefit from) income taxes	(10)	23	(19)	21
Net income (loss) from continuing operations	(13,657)	(10,908)	(42,119)	(41,862)
Income (loss) from discontinued operations, net of tax attributable to NantHealth	—	—	—	24
Net income (loss)	(13,657)	(10,908)	(42,119)	(41,838)
Net income (loss) attributable to noncontrolling interests	—	(65)	—	(284)
Net income (loss) attributable to NantHealth	$(13,657)	$(10,843)	$(42,119)	$(41,554)

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Software-as-a-service related	97.2%	96.7%	96.5%	96.8%
Maintenance	2.4%	2.8%	2.6%	2.6%
Professional services	0.4%	0.4%	1.0%	0.6%
Total software-related revenue	100.0%	99.9%	100.0%	100.0%
Other	—%	0.1%	—%	—%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	31.1%	36.5%	33.0%	34.8%
Maintenance	3.1%	2.1%	2.7%	1.7%
Professional services	—%	—%	—%	—%
Amortization of developed technologies	7.5%	8.7%	7.6%	8.0%
Total software-related cost of revenue	41.7%	47.3%	43.3%	44.5%
Other	—%	0.3%	—%	0.3%
Total cost of revenue	41.7%	47.6%	43.3%	44.8%

Gross Profit	58.3%	52.4%	56.7%	55.2%

Operating Expenses
Selling, general and administrative	99.7%	90.3%	92.1%	80.0%
Research and development	37.9%	32.4%	36.1%	31.1%
Amortization of acquisition-related assets	5.9%	6.8%	5.9%	6.4%
Total operating expenses	143.5%	129.5%	134.1%	117.5%

Gain (loss) from operations	(85.2)%	(77.1)%	(77.4)%	(62.3)%
Interest income (expense), net	(21.1)%	(24.9)%	(21.1)%	(23.5)%
Other income (expense), net	24.1%	26.2%	13.4%	(4.0)%
Income (loss) from continuing operations before income taxes	(82.2)%	(75.8)%	(85.1)%	(89.8)%
Provision for (benefit from) income taxes	(0.1)%	0.2%	—%	—%
Net income (loss) from continuing operations	(82.1)%	(76.0)%	(85.1)%	(89.8)%
Income (loss) from discontinued operations, net of tax attributable to NantHealth	—%	—%	—%	0.1%
Net income (loss)	(82.1)%	(76.0)%	(85.1)%	(89.7)%
Net income (loss) attributable to noncontrolling interests	—%	(0.5)%	—%	(0.6)%
Net income (loss) attributable to NantHealth	(82.1)%	(75.5)%	(85.1)%	(89.1)%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Software-as-a-service related	$16,161	$13,879	$47,793	$45,140	$2,282	16.4%	$2,653	5.9%
Maintenance	398	406	1,290	1,201	(8)	(2.0)%	89	7.4%
Professional services	73	57	419	257	16	28.1%	162	63.0%
Total software-related revenue	16,632	14,342	49,502	46,598	2,290	16.0%	2,904	6.2%
Other	1	17	2	20	(16)	(94.1)%	(18)	(90.0)%
Total net revenue	$16,633	$14,359	$49,504	$46,618	$2,274	15.8%	$2,886	6.2%
Comparison of the three month periods ended September 30, 2022 and 2021
Total revenue increased $2.3 million, or 15.8%, for the three months ended September 30, 2022, compared to the prior year period, due to increased SaaS revenue of $2.3 million, related to increased revenue from Eviti services of $1.4 million and increased revenue from the NaviNet revenue of $0.8 million.
Comparison of the nine month periods ended September 30, 2022 and 2021
Total revenue increased $2.9 million, or 6.2%, for the nine months ended September 30, 2022, compared to the prior year period, primarily due to an increase in SaaS revenue of $2.7 million.
The $0.1 million increase in maintenance revenue and $0.2 million increase in professional services revenue were mostly attributable to growth in the OpenNMS business in the first quarter of 2022, compared to the prior year period.
We believe that significant opportunities exist for expanded cross-selling across our products and across our existing customer base, including Eviti, NaviNet, and OpenNMS customer bases.

Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Software-as-a-service related	$5,172	$5,244	$16,356	$16,223	$(72)	(1.4)%	$133	0.8%
Maintenance	509	298	1,347	775	211	70.8%	572	73.8%
Professional services	—	6	9	13	(6)	(100.0)%	(4)	(30.8)%
Amortization of developed technologies	1,247	1,247	3,741	3,741	—	—%	—	—%
Total software-related cost of revenue	6,928	6,795	21,453	20,752	133	2.0%	701	3.4%
Other	—	34	1	127	(34)	(100.0)%	(126)	(99.2)%
Total cost of revenue	$6,928	$6,829	$21,454	$20,879	$99	1.4%	$575	2.8%
Comparison of the three month periods ended September 30, 2022 and 2021
Total cost of revenue increased $0.1 million, or 1.4%, for the three months ended September 30, 2022, compared to the prior year period. The increase was primarily related to higher maintenance costs attributable to the growth in the OpenNMS business and higher SaaS related costs due to an increase in headcount.
Comparison of the nine month periods ended September 30, 2022 and 2021
Total cost of revenue increased $0.6 million, or 2.8%, for the nine months ended September 30, 2022, compared to the prior year period, primarily due to higher costs attributable to the growth in the OpenNMS business and an increase in headcount.
Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Selling, general and administrative	$16,580	$12,969	$45,577	$37,309	$3,611	27.8%	$8,268	22.2%
Comparison of the three month periods ended September 30, 2022 and 2021
Selling, general and administrative expenses increased $3.6 million, or 27.8% for the three months ended September 30, 2022, compared to the prior year period. The increase was driven by $2.2 million in higher personnel costs attributable to the migration of our information technology infrastructure to the cloud, our enterprise resource planning implementation project, and expansion of our OpenNMS team. Higher legal and compliance costs totaling $1.3 million also contributed to the increase. Savings of $0.2 million via insurance policy renewals helped to offset these increases.
Comparison of the nine month periods ended September 30, 2022 and 2021
Selling, general and administrative expenses increased $8.3 million, or 22.2% for the nine months ended September 30, 2022, compared to the prior year period. The increase was driven by $3.9 million in higher consulting and professional costs attributable to our enterprise resource planning implementation project, compliance expenses and legal fees. In addition, higher personnel costs totaling $4.2 million were attributable to growth in the OpenNMS business and an increase in entity-wide stock-based compensation. Partially offsetting these increases was $0.2 million in savings via insurance policy renewals.

Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Research and development	$6,299	$4,648	$17,875	$14,510	$1,651	35.5%	$3,365	23.2%
Comparison of the three month periods ended September 30, 2022 and 2021
Research and development expenses increased $1.7 million, or 35.5%, for the three months ended September 30, 2022, compared to the prior year period. The increase was primarily driven by $1.4 million in higher costs attributable to cloud migration services and enterprise application services for our engineering applications.
Comparison of the nine month periods ended September 30, 2022 and 2021
Research and development expenses increased $3.4 million, or 23.2%, for the nine months ended September 30, 2022, compared to the prior year period. The increase was primarily driven by $1.8 million in higher costs attributable to cloud migration services and enterprise application services for our engineering applications and a $1.3 million increase in professional services and consulting costs.
Amortization of Acquisition-related Assets

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Amortization of acquisition-related assets	$985	$985	$2,956	$2,956	$—	—%	$—	—%
Comparison of the three month periods ended September 30, 2022 and 2021
Amortization of acquisition-related assets was flat at $1.0 million for the three months ended September 30, 2022 compared to $1.0 million for the three months ended September 30, 2021.
Comparison of the nine month periods ended September 30, 2022 and 2021
Amortization of acquisition-related assets was flat at $3.0 million for the nine months ended September 30, 2022 compared to $3.0 million for the nine months ended September 30, 2021.

Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Interest expense, net	$3,511	$3,572	$10,431	$10,943	$(61)	(1.7)%	$(512)	(4.7)%
Comparison of the three month periods ended September 30, 2022 and 2021
Interest expense, net decreased by $0.1 million, or 1.7%, for the three months ended September 30, 2022, compared to the prior year period. This decrease was driven by $0.2 million in interest accrued on the 5.5% senior convertible notes in the prior year period, which subsequently matured in December 2021 (the "2016 Notes"). This decrease was partially offset by $0.1 million in additional interest on the Nant Capital Note in nine months ended September 30, 2022, compared to the prior year period.
Comparison of the nine month periods ended September 30, 2022 and 2021
Interest expense, net decreased by $0.5 million, or 4.7%, for the nine months ended September 30, 2022, compared to the prior year period. This decrease was driven by $2.8 million in interest accrued on the 5.5% senior convertible notes in the prior year period, which subsequently matured in December 2021 (the "2016 Notes"). This decrease was partially offset by $2.1 million in additional interest accrued on the 2021 Notes, which were issued in the second quarter of 2021, and $0.3 million in additional interest on the Nant Capital Note in nine months ended September 30, 2022, compared to the prior year period.
See the section entitled "Liquidity and Capital Resources" below and refer to Note 8 and Note 16 to the accompanying Consolidated Financial Statements for further discussion of our convertible notes and the note with Nant Capital.
Other Income (Expense), net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Amount	Percent	Amount	Percent
Other income (expense), net	$4,003	$3,759	$6,651	$(1,862)	$244	6.5%	$8,513	(457.2)%
Comparison of the three month periods ended September 30, 2022 and 2021
The increase of $0.2 million Other income (expense), net for the three months ended September 30, 2022 compared to the prior year period was driven by a $0.2 million increase in foreign exchange gains, while the change in the fair value of the Bookings Commitment resulted in a gain of $3.7 million in both quarters. The foreign exchange gains for the three months ended September 30, 2022 and 2021 was $0.3 million and $0.1 million, respectively.
Comparison of the nine month periods ended September 30, 2022 and 2021
The increase of $8.5 million in Other income (expense), net for the nine months ended September 30, 2022, compared to the prior year period was primarily driven by a $7.3 million decrease in the fair value of the Bookings Commitment. The change in the fair value of the Bookings Commitment is a result of macroeconomic factors. The change in the fair value for the nine months ended September 30, 2022 was a gain of $6.2 million, compared to a loss of $1.1 million for the nine months ended September 30, 2021. The increase was additionally driven by $0.7 million in losses recorded in the prior year period resulting from the exchange and prepayment of the 2016 Notes, which were settled in 2021 and a $0.7 million increase resulting from foreign exchange gains in the current year period.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2022, we had cash and cash equivalents of $0.6 million, compared to $29.1 million as of December 31, 2021, of which $0.4 million and $0.8 million, respectively, related to foreign subsidiaries.
As a result of continuing anticipated operating cash outflows we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financing under step one of the going concern model. However, the Company continues to have a plan where its Chairman and CEO has the intent and ability to support the Company’s operations with additional funds as required which it believes alleviates such doubt. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider selling off components of its business. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital have been the private placement of membership interests prior to our IPO, debt financing agreements, including promissory notes with Nant Capital and affiliates, convertible notes, the sale of our common stock, and proceeds from the sale of components of our business.
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

Nant Capital Notes

In January 2016, we executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Soon-Shiong. As of September 30, 2022, the total advances made by Nant Capital to us pursuant to the note was approximately $112.7 million. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. When a repayment is made, Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.

On August 8, 2018, we executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2020, we executed an agreement with Nant Capital to amend and restate the original promissory note, allowing us to request advances up a maximum commitment of $125.0 million that bears interest at a per annum rate of 5.5%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the 2016 Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. On April 27, 2021, in connection with the issuance of the 2021 Notes, we and Nant Capital entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2020, between us and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. As of September 30, 2022, we were in compliance with the covenants.

If we raise additional funds by issuing equity securities or securities convertible into equity, our stockholders could experience dilution. Additional debt financing, if available, may involve us granting a security interest in some or all of our assets, covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to consider strategic alternatives or delay the development, commercialization and marketing of our products and scale back our business and operations.

Capital Expenditures

There have been no material changes during the nine months ended September 30, 2022 to our capital expenditure obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our principal material cash requirements consist of obligations under our outstanding debt obligations related to the 2021 Notes, Nant Capital Note, Bookings Commitment, and noncancellable leases for our office space. Refer to Note 8, Note 9, Note 10, and Note 16 to the accompanying Consolidated Financial Statements.
Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,
	2022	2021
Cash (used in) provided by:
Operating activities	$(25,218)	$(22,385)
Investing activities	(4,156)	(4,672)
Financing activities	354	50,743
Effect of exchange rate changes on cash, cash equivalents and restricted cash	53	(17)
Net decrease in cash, cash equivalents and restricted cash	$(28,967)	$23,669

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
In addition, our net loss in the nine months ended September 30, 2022 has been greater than our use of cash for operating activities due to the inclusion of noncash charges.
Cash used in operating activities of $25.2 million during the nine months ended September 30, 2022 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the nine months ended September 30, 2022, our net loss of $42.1 million included noncash items largely due to $11.9 million of depreciation and amortization, and $3.5 million of stock-based compensation, partially offset by a $6.2 million decrease in the fair value of the Bookings Commitment liability.
Changes in working capital increased cash $7.5 million during the nine months ended September 30, 2022. The increase was primarily attributable to a $3.0 million increase in accounts payable, a $4.6 million increase in related party payables, a $0.5 million decrease in accounts receivable, partially offset by a $2.0 million increase in prepaid expenses and other current assets.
Cash used in operating activities of $22.4 million during the nine months ended September 30, 2021 was a result of our continued investments in enhancements to current products, research and development, sales and marketing, and expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements. During the nine months ended September 30, 2021, our net loss of $41.8 million included noncash items largely due to $11.6 million of depreciation and amortization, a $1.1 million increase in the fair value of the Bookings Commitment liability, $2.1 million recognized as stock based compensation, and a $0.7 million loss on Exchange and Prepayments of the 2016 Notes.

Changes in working capital increased cash $3.0 million during the nine months ended September 30, 2021. The increase in cash was primarily attributable to a $6.2 million increase in related party payables and a $2.1 million increase in deferred revenue, largely offset by $3.0 million decrease in accounts payable and a $1.3 million increase in accounts receivable.
Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities was comprised of $4.2 million for the purchase of property and equipment, including internal-use software.
For the nine months ended September 30, 2021, net cash used in investing activities of $4.7 million was comprised of $4.1 million of investment used for the purchase of property and equipment, including internal-use software and $0.6 million of investment used to purchase the non-controlling interest of OpenNMS.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2022 of $0.4 million was due to proceeds and repayments of an insurance promissory note and proceeds from exercises of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2022, we had $0.6 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Primarily all of our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

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
Foreign Currency Risk
We maintain offices and bank accounts in the United Kingdom and Canada. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of September 30, 2022 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks related to our financial condition and capital requirements
•We believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding.
•We may need to raise additional capital to fund our existing operations, develop our solutions, commercialize new products and expand our operations.
•We have a history of significant losses, which we expect to continue, and may never achieve or sustain profitability in the future.
Risks related to our system infrastructure and software solutions business
•The market for our systems infrastructure and software solutions is new and unproven and may not grow.
•The data and information that we provide to our customers, and their constituents, could be inaccurate or incomplete, which could harm both patients and our business, financial condition and results of operations.
•Security breaches and incidents, loss of data and other disruptions could compromise sensitive information related to our business and/or protected health information or prevent us from accessing critical information and expose us to liability.
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
Risks related to our business generally
•We have in the past, and may in the future, acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, otherwise disrupt our operations, and adversely affect operating results.
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
Risks related to our convertible notes
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt or related interest.
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

Risks related to our financial condition and capital requirements
As disclosed in Note 1 of our consolidated financial statements, we believe that our current level of cash, cash equivalents and marketable securities, together with committed financing facilities, are not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements were issued without additional funding or financing.

Our financial statements for the quarter ended September 30, 2022 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of September 30, 2022, the Company had cash and cash equivalents of $0.6 million. Further, we have incurred, and expect to continue to incur, negative cash flows in pursuit of our business plans for at least the twelve-month period following the date the financial statements were issued. Without giving effect to the prospect of raising additional capital from our Chairman and CEO, increasing revenue in the near future or executing other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our debt service and other obligations due to third parties. Management’s plans to address this uncertainty are discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our ability to continue as a going concern is dependent upon our success in obtaining additional equity or debt financing, attaining further operating efficiencies, reducing expenditures and ultimately, generating significant revenue growth. Our plans to raise additional capital, including our ability to consummate any equity or debt financing, or take other actions to address any doubt regarding our ability to continue as a going concern, may not be successful. There can be no assurance that we would be able to obtain additional liquidity when needed or under acceptable terms, if at all. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees, and continued cash losses may risk our status as a going concern.
We may need to raise additional capital to fund our existing operations, develop our solutions, commercialize new products and expand our operations.
We may consider raising additional capital in the future to fund our ongoing operations, expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

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
We have a history of significant losses, which we expect to continue, and may never achieve or sustain profitability in the future.
We have incurred significant net losses in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $58.5 million and $56.4 million during the years ended December 31, 2021 and 2020, respectively, and $42.1 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $1.1 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our customer base and develop our product and service offerings, including (i) expansion of the features and capabilities of our NaviNet and Eviti product lines and (ii) expanding the OpenNMS solutions through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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

During the year ended December 31, 2021, we derived 22.8% of our revenue through a single channel partner for our decision support platform, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 12.9% of our revenue through a customer of our NaviNet solution. During the nine months ended September 30, 2022, we derived 28.0% of our revenue through this channel partner and another 13.0% of our revenues through one of NaviNet's major customers. On June 30, 2022, we received a notice of termination from the single channel partner, such termination will be effective June 30, 2023. We cannot guarantee that we will be able to find new sources of revenue to offset the termination by this channel partner or that the above mentioned NaviNet customer or any of our other customers or partners will continue to contract for our services or acquire new services. We are currently in discussions with the channel partner regarding a new commercial agreement but if we are unable to establish a new agreement with the channel partner regarding such new commercial arrangement or our major NaviNet customer does not renew its agreement with us, our revenue could be greatly reduced, which would materially and adversely affect our business. Customer churn is a natural part of our business and, while there is no guarantee that we will be able to offset the loss of this customer in the short term, we continue to develop new product enhancements and offerings to help drive customer acquisition and expansion opportunities to replace this lost revenue in the long term.
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
In the ordinary course of our business, we and our customers, consultants, contractors and business associates collect and store petabytes of sensitive data, including legally protected health information, personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers, providers and partners. We manage and maintain our applications and data by utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of being unable to adequately monitor our controls.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider and other third parties that maintain or otherwise process such information for us, are vulnerable to attacks by hackers or viruses, breaches, security incidents, employee error, malfeasance or other events. For example, in August 2022, we became aware of unauthorized activity in a customer’s account, which involved payments issued to a fraudulent account, unauthorized access to certain protected health information, and caused us to incur costs to respond to the incident. Any such breach or incident could result in a disruption or interruption to, or compromise, our networks and systems or those of our third-party service providers or partners, and the information stored or otherwise processed there could be publicly disclosed, accessed, rendered unavailable, used, modified, disclosed or otherwise processed without authorization, lost or stolen. Any such event, or the perception that any such event has occurred, could result in legal claims or proceedings (including regulatory investigations and enforcement actions), liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act (“HIPAA”) and regulatory penalties. Although we have implemented security measures and a formal, dedicated enterprise security program in an effort to prevent unauthorized access to patient data, there is no guarantee we can continue to protect our online portal or will be able to protect our mobile applications from breach. Unauthorized access to, or unavailability, loss or dissemination of data, or unauthorized access to, interruptions or other disruptions to systems, whether maintained by us or by third parties performing services for us, could also disrupt our operations, including our ability to conduct our analyses, bill payers, providers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

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

Risks related to our business generally
We have in the past, and may in the future, acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, otherwise disrupt our operations, and adversely affect operating results.
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of September 30, 2022, the total value of our goodwill and intangible assets, net of accumulated amortization was $130.7 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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
We have recently been involved in pending and derivative securities litigation, which were costly to us and harmful to our reputation, and we cannot assure you that we will not be involved in additional legal proceedings in the future with similar, or worse, results.
We have been named as a defendant in lawsuits arising out of our initial public offering and later public statements. In March 2017, a number of putative class action securities complaints were filed in the U.S. District Court for the Central District of California, naming as defendants the Company and certain of our executive officers and directors. Certain plaintiffs also named, as defendants, investment banks who were underwriters in our initial public offering but the claims against the underwriters were dropped. The complaints generally alleged that defendants made material misstatements and omissions in violation of the federal securities laws. The complaints were consolidated with the lead case captioned Deora v. NantHealth, Inc., 2:17-cv-01825 ("Deora"). In October 2019, the parties reached an agreement in principle to settle these federal class actions in their entirety for $16.5 million, which was included in accrued and other current liabilities in the Consolidated Balance Sheet at December 31, 2019. The Court granted preliminary approval of the settlement on January 31, 2020. A hearing for final approval of the settlement was scheduled for June 15, 2020, but on June 5, 2020, the Court decided to take the final approval motion on submission, and on July 17, 2020, the Court directed Plaintiff’s counsel to submit evidence substantiating all costs incurred. The $16.5 million settlement was paid into a settlement fund prior to the payment deadline of March 2, 2020. The majority of the settlement amount was funded by our insurance carriers, and a portion was funded by us. On September 10, 2020, the Court entered an order granting final approval of the settlement, and the order and the settlement are now final. In May 2017, a putative class action complaint was filed in California Superior Court, Los Angeles County, asserting claims for violations of the Securities Act based on allegations similar to those in Deora. That case is captioned Bucks County Employees Retirement Fund v. NantHealth, Inc., BC 662330. At a case management conference on December 3, 2019, the parties informed the court of the pending settlement of the federal class action in the Deora action. During a status conference on February 4, 2021, the Court scheduled a further status conference for April 7, 2021 and stated that if Plaintiff did not voluntarily dismiss the action, the Court would entertain a motion to dismiss in light of the finalization of the Deora settlement. Plaintiff filed an unopposed request for voluntarily dismissal on March 15, 2021. On March 22, 2021, the court issued an order granting plaintiff’s request and dismissing the action with prejudice. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, Legal Proceedings. We cannot assure you that we will not be involved in additional legal proceedings in the future, with similar, or worse, results which could harm our business, financial conditions and results of operations.

In April 2018, two putative shareholder derivative actions, captioned Engleman v. Soon-Shiong, Case No. 2018-0282, and Petersen v. Soon-Shiong, Case No. 2018-0302 were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in the Deora action but asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets (which Petersen subsequently withdrew), and unjust enrichment. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020. On June 29, 2021, the Court granted the Unopposed Motion to Substitute Lead Plaintiff, following Plaintiff Petersen’s sale of his NantHealth stock, and appointed Engleman as Lead Plaintiff. On September 26, 2022, the parties filed with the Court a Stipulation for Compromise and Settlement to resolve the consolidated action in exchange for (i) the payment of $0.4 million, to be funded by the Company's insurance carriers, to offset the Company’s contribution to the settlement of the Deora action, and (ii) agreeing to implement certain corporate governance reforms. Additionally, the Company agreed to pay an award of attorneys’ fees and expenses to counsel for Lead Plaintiff in an amount of $1.25 million, to be funded by the Company's insurance carriers. The settlement is contingent upon certain matters, including final approval by the Court. A hearing to determine whether the Court will approve the settlement is scheduled for January 10, 2023. If the settlement is approved by the Court, the Company will be required to implement the settlement’s corporate governance reforms within 60 days following such approval.
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

We have developed, acquired, and licensed various patents and patent applications and we possess substantial know-how, copyrights and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of September 30, 2022, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) twenty (20) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) thirteen (13) pending U.S. utility patent applications; (iii) eighteen (18) issued patents outside the United States; and (iv) one (1) patent applications pending in jurisdictions outside the United States. Seven (7) of the US assets are jointly owned and eleven (11) of the international assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. Recently, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. We face uncertainties that might result from legislative, executive, and administrative actions and future healthcare measures and agency rules implemented by at the federal and state levels. Any changes to the ACA or implementation of cost containment measures or other healthcare reforms are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations, or may prevent us from being able to generate revenue or attain profitability. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business. Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions.
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
Risks related to our convertible notes
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt or related interest.
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
As of November 3, 2022, our Chairman and Chief Executive Officer and our principal stockholder, Dr. Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 62% of the voting power of our common stock. As a result, Dr. Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
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
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 62% of the voting power of our common stock as of November 3, 2022.
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
In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price and a minimum public float. In particular, we are required to maintain a minimum bid price of $1.00 per share and a minimum of $15 million in public float.

On February 18, 2022, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our common stock.

We received written notification from the Nasdaq on August 18, 2022 stating that we had failed to regain compliance with the Minimum Bid Price Rule for continued listing of our common stock on the Nasdaq Global Select Market. We timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which was held on September 22, 2022. Subsequent to the hearing, we received notice from Nasdaq that the Panel granted our request to continue listing of our common stock on Nasdaq through at least December 1, 2022 (the “Extended Date”), subject to certain conditions, to afford us the opportunity to regain compliance with the Minimum Bid Price Rule. The Panel has requested that on or before December 1, 2022, we advise the Panel as to the current status of any efforts to increase our bid price above the Minimum Bid Price Rule. At such time, the Panel may determine if additional time to cure the Minimum Bid Price Rule deficiency is appropriate.

To regain compliance with the Minimum Bid Price Rule, our Board approved a 1-for-15 reverse stock split of our common stock (the “Reverse Stock Split”) on August 17, 2022. Subsequently, our stockholders approved the Reverse Stock Split on August 18, 2022, and we filed a Definitive Information Statement on DEF 14C with the Securities and Exchange Commission on September 7, 2022, provided, however, that management has the authority to decide if and/or when such Reverse Stock Split would be effected. We are taking definitive steps to comply with the terms of the Panel’s decision and to timely regain compliance with the Minimum Bid Price Rule; however, there can be no assurance that we will be able to do so by December 1, 2022, or that the Panel will grant a further extension, notwithstanding the fact that the Panel has discretion to grant an extension through February 14, 2023, pursuant to the Nasdaq Listing Rules.

In addition, on October 31, 2022, we received a second notice (the “Second Notice”) from Nasdaq informing us that we are not in compliance with the minimum $15 million market value of publicly held shares requirement for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(b)(2)(C) (the “Public Float Requirement”). The Second Notice has no immediate effect on our Nasdaq listing or trading of our common stock.

In accordance with Listing Rule 5810(c)(3)(D), we have a period of 180 calendar days, or until April 29, 2023, to regain compliance with the Public Float Requirement. If, at any time before April 29, 2023, the market value of our Publicly Held shares of common stock closes at $15 million or more for at least 10 consecutive business days, Nasdaq will provide written notification to us that we have regained compliance with the Public Float Requirement.

If we do not regain compliance with the Public Float Requirement by April 29, 2023, Nasdaq will provide written notification to us that our common stock may be delisted. At that time, we may appeal the delisting determination to the Panel. We expect that our common stock would remain listed pending the Panel’s decision. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination to the Panel, such appeal would be successful.

If we fail to effect a reverse stock split, thus regaining compliance with the Minimum Bid Price Rule, or regain compliance with the Public Float Requirement, our common stock may be delisted. Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 62% of the voting power of our common stock, as of November 3, 2022), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
None.
Recent Repurchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Nasdaq Deficiency Notice

On October 31, 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with the minimum $15,000,000 market value of publicly held shares requirement for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(b)(2)(C) (the “Public Float Requirement”). The deficiency letter has no immediate effect on our Nasdaq listing or trading of our common stock.
In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have a period of 180 calendar days, or until April 29, 2023, to regain compliance with the Public Float Requirement. If, at any time before April 29, 2023, the market value of our Publicly Held shares of common stock closes at $15,000,000 or more for at least 10 consecutive business days, Nasdaq will provide written notification to us that we have regained compliance with the Public Float Requirement.

If we do not regain compliance with the Public Float Requirement by April 29, 2023, Nasdaq will provide written notification to us that our common stock may be delisted. At that time, we may appeal the delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our common stock would remain listed pending the panel’s decision. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination to the panel, such appeal would be successful.

We intend to monitor the market value of our common stock and may, if appropriate, consider available options to regain compliance with the Public Float Requirement.

Item 6. Exhibits Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit	Filing	Filed
				Date	Herewith

10.1	Subordinated Promissory Note by and between NantHealth, Inc. and AirStrip Technologies, Inc. dated as of October 3, 2022	8-K	10.1	October 6, 2022

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

NantHealth, Inc.

(Registrant)

Date:	November 4, 2022	By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 4, 2022	By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)