Form 10-K
period 2022-12-31
NantHealth, Inc.
filed 2023-04-14
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

    ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(855) 949-6268
Registrant’s telephone number, including area code
____________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NH	Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2022, based on a closing price $8.20 per share of common stock on the NASDAQ Global Select Market was approximately $23.5 million.

The number of shares of Registrant’s common stock, $0.0001 par value per share, outstanding as of April 13, 2023 was 7,703,304.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2022.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report, including, without limitation, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•the result of the evaluation of strategic alternatives, including restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, or sell assets, other strategic transactions and/or other measures, and the terms, value and timing of any transaction resulting from that process;
•our ability to increase cash flow to support our operating activities and fund our obligations and working capital needs;
•the structural change in the market for healthcare in the United States, including uncertainty in the healthcare regulatory framework and regulatory developments in the United States and foreign countries;
•general economic conditions including supply chain disruptions, labor shortages, wage pressures, rising inflation and the ongoing military conflict between Russia and Ukraine;
•security threats, catastrophic events and other disruptions that affect our information technology and related systems;
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
•the impact of cost-savings measures;
•current and future debt financings placing restrictions on our operating and financial flexibility;
•our inability to generate sufficient cash to service all of our indebtedness or our ability to access additional capital;
•our expectations regarding our ability to comply with Nasdaq continued listing standards;
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
•our ability to continue as a going concern; and

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

NantHealth, Inc.
Form 10-K
For the year ended December 31, 2022

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. NantHealth, Inc. and our logo as well as other brands such as NaviNet, Eviti, NaviNet Open, Eviti | Connect, OpenNMS, Quadris and other marks relating to our product lines are used in this Annual Report. Solely for convenience, the trademarks and service marks referred to in this Annual Report on are listed without the (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I
Item 1. Business
Overview
NantHealth, Inc. (“NantHealth” or the “Company”) provides enterprise solutions that help businesses transform complex data into actionable insights. By offering efficient ways to move, interpret, and visualize complex and highly sensitive information, we help our customers in the healthcare, life sciences, logistics, telecommunications, and other industries, to automate, understand, and act on data while keeping it secure and scalable.

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

In light of our current liquidity, we need to raise additional capital to support our operations and debt obligations and concurrently, we are exploring strategic alternatives for the purpose of maximizing stockholder value. In November 2022, the Board of Directors of NantHealth (the “Board”) established a Special Committee (the "Special Committee") and, in December 2022, retained a financial advisor, to evaluate strategic alternatives, including transactions involving a merger or sale of all or part of our assets or other alternatives with the goal of maximizing stockholder value. In March 2023, we and certain of our subsidiaries as guarantors (the “Subsidiary Guarantors”) entered into a credit agreement (the “Credit Agreement”) with Nant Capital LLC (“Nant Capital”) and certain funds affiliated with Highbridge Capital Management LLC (“Highbridge”). The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $22.5 million that was made in a single drawdown by the Company at closing (the “Senior Secured Term Loan Facility”). The Special Committee undertook a thorough review of the Credit Agreement, Senior Secured Term Loan Facility and related agreements arising from the transaction, and unanimously recommended that we proceed with the transaction.

We have been and expect to continue to devote significant efforts to raise capital, restructure our indebtedness and identify and evaluate potential strategic alternatives but there can be no assurance that these efforts will be successful, that we will be able to raise necessary capital on acceptable terms, reach agreement with our lenders, or that the strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We do not have a defined timeline for the strategic alternatives review process and such review may not result in any specific action or transaction, and there can be no assurances given regarding the outcome or timing of the strategic alternatives review process. Any failure in these efforts could force us to delay, limit or terminate our operations, make reductions in our workforce, discontinue our commercialization efforts for our solutions, liquidate all or a portion of our assets or pursue other strategic alternatives or fall into forbearance on our debt obligations

We Are Uniquely Positioned to Address Transformative Shifts across the Healthcare Continuum

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

•Data Solutions (Quadris). Our data product and service offerings are designed to improve patient care and outcomes through a suite of AI empowered solutions that improve operational efficiency, aid in decision making, and significantly reduce healthcare administrative overhead associated with the volume of unstructured and image-based data that plague the healthcare industry.

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

Eviti provides value to our customers through its access to over 9,700 federally-registered clinical trials updated weekly and over 4,800 evidence-based treatment regimens for the treatment of cancer arising from over 40 different anatomical locations. Over the past ten years, Eviti has saved health plan customers several hundred million dollars by directing providers to evidence-based protocols at the point of prescribing. Unique to the care delivery domain, physicians also benefit from improved claim processing by using the Eviti Connect product, which issues a pre-authorization “Eviti code” when the physician chooses an approved evidence-based clinical pathway, thereby validating appropriate treatment and pre-adjudicating the claim. This is an important step in that payers and providers are collaborating on high-value, evidence-based clinical pathways as opposed to non-value-added reimbursements and denials of payments. Eviti Connect is typically sold to health plans on a per member (or life) per month basis. These health plans sponsor the solution and provide Eviti free of charge to oncologists and their staffs.

As Eviti evolves, we expect to expand the platform’s capacity beyond regimen decisions to help providers and payors deliver the right care, in the right time and in the right place across the cancer patient's entire life cycle of care. In addition, we have already expanded the Eviti platform to another disease state, autoimmune diseases. As one pharmacy benefit manager ("PBM") studied data on its 15 million commercially insured members in 2019 and 2020, it found that fewer than 1% of members had an inflammatory autoimmune condition such as psoriasis, rheumatoid arthritis, ulcerative colitis or Crohn's disease. However, drugs treating these conditions accounted for nearly 20% of drug spend in the medical and pharmacy benefit. (source: Drugs for autoimmune disorders account for a growing part of pharmacy spend: Prime Therapeutics | FierceHealthcare).

NantHealth has achieved delegated entity licensure/certification for utilization management in 21 states, enabling the expansion of Eviti Connect to include fully delegated services in these jurisdictions and others that do not require special licensure. Offering this service helps our payer customers reduce operational costs and increase efficiency by centralizing activities related to utilization management reviews and communications. We will continue to pursue delegated entity status in additional states as we expand the value Eviti brings to our customers.

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

NaviNet Open
NaviNet Open is a leading payer-provider collaboration platform, enhancing communication between health plans and providers to increase operating efficiency, lower costs, improve provider satisfaction and enable expansion. As organizations develop more value-based product lines to support the transition to value-based care, provider alignment and actionable data prior to care delivery becomes critical. To enable these capabilities, health plans and providers need a flexible, extensible infrastructure that fosters collaboration and encourages interoperability. NaviNet Open delivers vital administrative and clinical information to providers in real-time, so they can quickly and easily communicate across multiple health plans. As of December 31, 2022, NaviNet Open has over 370,000 registered users who performed more than 33 million online interactions per month with over 1,000 health plans.

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

•Claims Status Inquiry and Claim Investigation: Permits provider offices access to detailed financial and claim status information in real-time; automating the delivery of claim receipt confirmation, adjudication status, and payment details. This eliminates the need for provider offices to call health plans directly to maintain a healthy revenue cycle and improves provider satisfaction. Providers are able to conduct a two-way dialog with the payer about the adjudication of a claim.

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

Quadris

NantHealth’s Quadris includes data product and service offerings designed to improve patient care and outcomes through a suite of AI empowered solutions that improve operational efficiency, aid in decision making, and significantly reduce healthcare administrative overhead associated with the volume of unstructured and image-based data that plague the healthcare industry.

NantHealth Systems Infrastructure to Enable NantHealth Solutions:

Our unique interoperable systems infrastructure has been built over the last decade to address the knowledge, care delivery and payer domains.

We host our applications and serve all our clients from two redundant data centers in geographically diverse locations. These infrastructure-hosting services also include capabilities such as secure server and application hosting, secure offsite backup, disaster recovery and business continuity solutions. We have expanded our infrastructure using a hybrid-cloud model to leverage the flexibility and scalability available at commercial cloud providers.
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

Our Eviti clinical decision support platform achieved initial full URAC accreditation in Health Utilization Management ("HUM"), during September 2010 and subsequently re-accredited every three years – the most recent during September 2022 for another three-year period.

Our NaviNet platform has been HITRUST certified since December 2021 and this certification is valid until December 2023.

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

Concurrent with the sale to Allscripts and as contemplated by the asset purchase agreement, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, we committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement. We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement and, as of December 31, 2022, we estimate the total liability to be $38.6 million.

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

Our total revenue was $67.0 million and $62.6 million in 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, there were two and four customers, respectively, each accounting for more than 10% of our revenue.

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

•Resale and channel partnership: In the United States, we have entered into strategic resale arrangements with major partners, including EHR vendors (including Allscripts), in-hospital medical devices manufacturers and health plans who resell our solutions to their customer base. Internationally, we have entered into resale arrangements with other strategic distributors to accelerate our market adoption. Reseller revenue in 2022 and 2021 was $1.0 million and $1.0 million, respectively. OpenNMS’ partnerships extend globally. These are a mixture of Value-added resellers (VARs) and original equipment manufacturers (OEMs). These strategic relationships allow OpenNMS capabilities to be integrated with other propositions as we look to grow market share.

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

We complement our sales efforts with a marketing organization that plans and execute marketing and communication strategies that are centered on initiatives that drive awareness of our company and solutions. These initiatives include educating the market about our company broadly, as well as solutions-specific campaigns for lead generation. Marketing efforts also include participation in speaking engagements and strategic interfacing with key business and trade media personnel. We employ a broad array of specific events to facilitate these initiatives, including, but not limited to, sponsorship and partnership of key industry conferences and customer-focused programs such as key partner user groups.
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
Competition
The competitive landscape is highly fragmented, and to our knowledge, no single competitor currently offers similarly diverse capabilities and solution offerings. As a result, our primary competitors are characterized relative to each of our platforms or solutions:
•Payer-provider collaboration vendors, such as Availity, LLC, Change Healthcare, Inc., Zipari, Cohere Health, and Health Trio, LLC;
•Payer-Provider Disease Treatment Decision Support vendors, including New Century Health (from Evolent Health), eviCore Healthcare (from Evernorth Health Services), OncoHealth and ClinicalPath (from Elsevier);
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

Research and development expenses were $23.0 million and $19.7 million for the years ended December 31, 2022 and 2021, respectively.

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

We have developed and acquired patents and patent applications and we possess substantial know-how, copyrights and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform, and in February 2018 we acquired NantHealth Labs, Inc. (formerly Liquid Genomics, Inc.) a liquid tumor profiling company. As part of these and other acquisitions, we acquired patents and other intellectual property. As of December 31, 2022, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) twenty-one (21) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) sixteen (16) pending U.S. utility patent applications; (iii) eighteen (18) issued patents outside the United States; and (iv) three (3) patent applications pending in jurisdictions outside the United States. Twenty-three (23) of these assets are jointly owned. Our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products.

We estimate that our issued U.S. patents will expire on dates ranging from 2032 to 2041. If patents are issued on our pending U.S. patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2041. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

As of December 31, 2022, we employed a total of 380 employees in the United States, Canada, and the United Kingdom. Our global workforce is comprised of approximately 96% full-time and 4% part-time employees. Employee engagement and retention are core tenets of our leadership focus and are monitored and measured as gauges of our corporate performance and organizational health.
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

In response to the COVID-19 pandemic, state and federal regulatory authorities have temporarily loosened or waived certain regulatory requirements in order to increase the availability of telehealth services for the duration of the COVID-19 public health emergency. Most of these state waivers have expired. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. CMS’ COVID-19 emergency declaration blanket waivers for health care providers are expected to terminate at the end of the COVID-19 public health emergency, which will be extended through the spring of 2023. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on CMS and other regulatory policies and operations are unclear. Without further extension by the government, a return to the status quo could have a materially negative impact on any commercial agreements we have entered into during 2022 or any time before the termination of the COVID-19 public health emergency. For example, we may be required to change our operations or terminate certain services when the government reinstates certain healthcare regulatory requirements or restrictions that were in place before the COVID-19 public health emergency, including certain restrictions on the reimbursement of telehealth visits to Medicare beneficiaries and state licensure requirements for healthcare professionals who practice medicine across state lines.

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

There have been other health reform measures taken since the enactment of the ACA. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Beginning April 1, 2013, Medicare payments to providers were reduced by 2% under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Furthermore, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations for the government to recover overpayments to providers from three years to five years.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The healthcare industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We face uncertainties that might result from legislative, executive, and administrative actions and future healthcare measures and agency rules implemented by at the federal and state levels. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Any changes to the ACA or implementation of cost containment measures or other healthcare reforms are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations, or may prevent us from being able to generate revenue or attain profitability. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Backlog

We have no material backlog of orders.

Geographic and Segment Information

During 2022, substantially all of our long-lived assets were located within the United States, Canada, and the United Kingdom.

Revenues from international markets were approximately 1% and 1% of our consolidated revenue for 2022 and 2021, respectively.

We operate in one segment. The Company has one business activity and does not segregate its business for internal reporting. Accordingly, management has determined that the Company operates in one reportable segment.

Seasonality

Our revenues are not seasonal in nature.

Corporate Information

We were founded in 2010 as a Delaware limited liability company under the name “About Advanced Health, LLC.” In 2011, our affiliates NantWorks, LLC, ("NantWorks"), and California Capital Equity, LLC, or ("Cal Cap"), purchased certain assets from Abraxis Bioscience, LLC, which were subsequently contributed to us. We subsequently changed our name to “All About Advanced Health, LLC,” and then to “Nant Health, LLC.” On June 1, 2016, in connection with our initial public offering, we converted from a limited liability company into a Delaware corporation and changed our name from Nant Health, LLC to NantHealth, Inc., which we refer to as the “LLC Conversion.” In conjunction with the LLC Conversion, (a) all of our outstanding units were automatically converted into shares of our common stock, based on the relative rights of our pre-IPO equity holders as set forth in the Nant Health, LLC limited liability company agreement, or the LLC Agreement, and (b) we adopted and filed a certificate of incorporation with the Secretary of State of the State of Delaware and adopted bylaws. Our principal executive offices are located at 3000 RDU Center, Suite 200, Morrisville, North Carolina 27500 and our telephone number is (855) 949-6268. Our corporate website address is www.nanthealth.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://ir.nanthealth.com/.

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

Risk Factor Summary
Risks related to our business approach
•We may not be successful in implementing our transformative plan and we are considering all strategic alternatives, including restructuring or refinancing of our debt, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures.
•We are an early commercial-stage company attempting to integrate complex platforms and systems to address a wide range of healthcare issues, and we may not be successful in doing so.
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
Risks related to our financial condition and capital requirements:
•If we are unable to obtain additional funding in the future, we believe a substantial doubt would exist regarding our ability to continue as a going concern
•We may need to raise additional capital to fund our existing operations, develop our solutions, commercialize new products and expand our operations.
•We have a history of significant losses, which we expect to continue, and we may never achieve or sustain profitability in the future.

Risks related to our capital structure

•The Credit Agreement governing our senior secured term loan facility restricts our current and future operations, particularly our ability to respond to changes or to take certain actions.
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt or related interest.
•The convertible note holders will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to our common stock.
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
•If we experience fraudulent activity relating to our system infrastructure and products, we could incur substantial costs
•We face intense competition in our markets, and we may be unable to compete effectively for new customers.
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

Risks related to our relationships with our employee other companies:
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
Risks related to our business generally:
•We have in the past and may in the future acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect operating results.
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

Risks related to our business approach
We may not be successful in implementing our transformative plan and we are considering all strategic alternatives, including restructuring or refinancing of our debt, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures.
We are undertaking a number of actions to support our ongoing transformation, including but not limited to, cost cutting, and lowering capital expenditures. The timely achievement of our transformative plan as well as our ability to maintain an adequate level of liquidity are subject to various risks, some of which are outside of our control. We may not be successful in implementing our transformative plan or such initiatives may not be successful, which may adversely impact our business, financial condition or results of operations.

In addition, we continue to consider all strategic alternatives including restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures. We may not be able to successfully execute any strategic alternatives we are currently considering or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility and the performance of our business. We caution that trading in our securities is highly speculative and poses substantial risks and that trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities if we seek protection under federal or state law.
We are an early commercial-stage company attempting to integrate complex platforms and systems to address a wide range of healthcare issues, and we may not be successful in doing so.
We are an early commercial-stage company with a business model based upon a novel approach to healthcare. NantHealth solutions are designed to address many of the key challenges healthcare constituents face by enabling them to move, interpret, and visualize complex and highly sensitive information, combine diagnostic inputs with phenotypic and cost data, analyze datasets and clinical research, securely deliver data to providers in a clinical setting to aid selection of the appropriate treatments, and demonstrate improved patient outcomes and costs. Integration across our systems infrastructure and platforms may take longer than we expect or may never occur at all.
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
Risks related to our financial condition and capital requirements
As disclosed in Note 1 of our consolidated audited financial statements, we believe that our current level of cash, cash equivalents and marketable securities, together with committed financing facilities, are not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements are issued without additional funding or financing.
Our financial statements for the year ended December 31, 2022 are prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2022, we had cash and cash equivalents of $1.8 million. Further, we have incurred, and expect to continue to incur, negative cash flows in pursuit of our business plans for at least the twelve-month period following the date the financial statements are issued. Without giving effect to the prospect of raising additional capital from Highbridge and Nant Capital, increasing revenue in the near future or executing other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our debt service and other obligations due to third parties. Management’s plans to address this uncertainty are discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our ability to continue as a going concern is dependent upon our success in obtaining additional equity or debt financing, attaining further operating efficiencies, reducing expenditures and ultimately, generating significant revenue growth. Our plans to raise additional capital, including our ability to consummate any equity or debt financing, or take other actions to address any doubt regarding our ability to continue as a going concern, may not be successful. There can be no assurance that we would be able to obtain additional liquidity when needed or under acceptable terms, if at all. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees, and continued cash losses may risk our status as a going concern.
Our business would be adversely affected if we are unable to service our debt obligations.
We have incurred substantial indebtedness under our 2021 Notes. Our ability to pay interest and principal when due, comply with debt covenants or repurchase the 2021 Notes if a change of control occurs, will depend upon, among other things, sales and cash flow levels and other factors that affect our future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond our control. Given the current economic environment, and ongoing challenges to our business, we may be unable to service our debt obligations, or comply with the other terms of the 2021 Notes, which would among other things, result in an event of default under the indenture governing the 2021 Notes.

The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, borrowings under affiliated and non-affiliated debt, and equity sales. We have incurred net losses in our most recently completed three fiscal years, including a net loss of $67.8 million for the fiscal year ended December 31, 2022. We may continue to incur net losses in future periods, which would adversely affect our business, financial condition and ability to service our debt obligations, and due to the risks inherent in our operations, our future net losses may be greater than our past net losses. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed would have a material adverse impact on our business and financial position.

If we become unable in the future to generate sufficient cash flow to meet our debt service requirements, we may be forced to take remedial actions such as restructuring or refinancing our debt; seeking additional debt or equity capital; reducing or delaying our business activities and strategic initiatives, selling assets, or other strategic transactions and/or measures. There can be no assurance that any such measures would be successful.

Our ability to obtain any additional financing or any refinancing of our debt, if needed at any time, depends upon many factors, including our existing level of indebtedness and restrictions in the agreements governing our indebtedness, historical business performance, financial projections, the value and sufficiency of collateral, prospects and creditworthiness, external economic conditions and general liquidity in the credit and capital markets. Any additional debt, equity or equity-linked financing may require modification of our existing debt agreements, which there is no assurance would be obtainable. Any additional financing or refinancing could also be extended only at higher costs and require us to satisfy more restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.
Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk on our variable rate debt.
We have a significant amount of debt outstanding. As of December 31, 2022, we had $137.5 million of loans outstanding under the 2021 Notes, and $123.7 million of related party loans outstanding.

Our degree of leverage could have consequences, including:

•increasing our vulnerability to general economic and industry conditions;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, research and development and future business opportunities;
•exposing us to the risk of increased interest rates under our credit facilities to the extent such facilities have variable rates of interest, as well as to refinancing risks as facilities mature;
•limiting our ability to make strategic acquisitions and investments;
•limiting our ability to refinance our indebtedness as it becomes due; and
•limiting our ability to adjust quickly or at all to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

General economic, financial market, competitive, legislative and regulatory factors, among other things, may negatively affect our ability to fund our debt requirements or reduce our debt, which could have a material adverse effect on our business, operating results, cash flows and financial condition.
Despite our level of indebtedness, we and our subsidiaries may incur additional indebtedness. The incurrence of additional indebtedness could further exacerbate the risks associated with our degree of leverage.
We and our subsidiaries may incur additional indebtedness in the future. Although our indenture governing the 2021 Notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. In addition, the indenture for the 2021 Notes does not restrict us from incurring additional debt provided it is subordinate to the 2021 Notes. To the extent we or our subsidiaries incur additional debt beyond anticipated debt levels, the related risks that we and our subsidiaries face could intensify.
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
We have incurred significant net losses from continuing operations in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $67.8 million and $58.5 million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $1.1 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our customer base and develop our product and service offerings, including (i) expansion of the features and capabilities of our NaviNet and Eviti product lines and (ii) expanding the OpenNMS solutions through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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

Risks related to our capital structure
The Credit Agreement governing our senior secured term loan facility restricts our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Credit Agreement governing our Senior Secured Term Loan Facility are collateralized by substantially all of our assets, including our subsidiaries and intellectual property, and impose significant operating and financial restrictions and limit our ability and our other restricted subsidiaries’ ability to, among other things:

•incur additional indebtedness for borrowed money and guarantee indebtedness;
•pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;
•enter into any new line of business not reasonably related to our existing business;
•prepay, redeem or repurchase certain debt;
•make loans and investments;
•sell or otherwise dispose of assets;
•incur liens;
•enter into transactions with affiliates; and
•enter into agreements restricting our ability to consolidate, merge or sell all or substantially all of our assets.

In addition, the Credit Agreement requires us to guarantee the 2021 Notes secured by second priority liens collateralized by substantially all of our assets including our subsidiaries and intellectual property with substantially similar restrictions as described above within forty-five (45) days after the closing of the Senior Secured Term Loan Facility.

As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, our Senior Secured Term Loan Facility requires us to comply with a minimum liquidity covenant. The operating and financial restrictions and covenants in the Senior Secured Term Loan Facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. We cannot guarantee that we will be able to maintain compliance with certain financial covenants in our debt agreements in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our business, results of operations, and financial condition could be adversely affected.

The Credit Agreement also contains certain customary events of default, the occurrence of which could result in the declaration that all outstanding principal and interest under the Senior Secured Term Loan Facility is immediately due and payable in whole or in part, which could have a material adverse effect on our business, financial condition, and results of operations.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt or related interest.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior secured term loan facility, the 2021 Notes, the 2022 Nant Capital Note, and the 2022 Airstrip Note, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. For example, on April 13, 2021 we and our wholly owned subsidiary, NaviNet, as guarantor, entered into a note purchase agreement with Highbridge Capital Management, LLC and certain other buyers, including Nant Capital, LLC, ("Nant Capital") to issue and sell $137.5 million in aggregate principal amount of our 2021 Notes in a private placement pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. The 2021 Notes were issued on April 27, 2021. In addition, under the terms of the 2021 Notes, we may be required to repurchase the notes of such series at a price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest, upon the occurrence of a fundamental changes (as defined in the indenture governing the 2021 Notes). For example, in connection with the issuance of the 2021 Notes and the related amended and restated promissory notes on April 27, 2021, we provided a notice of fundamental change (as defined in the indenture governing our 5.5% senior convertible notes due 2021 (the “2016 Notes”)) and an offer to repurchase all of the outstanding 2016 Notes. On May 25, 2021, we purchased approximately $55.6 million of the outstanding 2016 Notes (“Fundamental Change Repurchase”) and paid approximately $1.4 million of accrued and unpaid interest thereon.

Concurrently with the execution of, and pursuant to, the Credit Agreement, we also entered into (1) a subordination agreement (the “Subordination Agreement”) with Nant Capital and Airstrip (collectively, the “Affiliated Lenders”), who are holders of certain affiliated debt of ours, and (2) a letter agreement (the “Letter Agreement”) with certain entities affiliated with Highbridge and Nant Capital, who are holders of the 2021 Notes issued pursuant to the 2021 Indenture. The Subordination Agreement provides, among other things, that any payment of principal of, premium, if any, or interest on certain subordinated debt held by the Affiliated Lenders shall be subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as the Senior Secured Term Loan Facility is outstanding. The Letter Agreement provides that, among other things, (1) the holders of the 2021 Notes shall waive compliance with certain provisions of the 2021 Indenture, including, but not limited to, restrictions on borrowings from an affiliate lender of ours and any current or future Default or Event of Default (as each term is defined in the 2021 Indenture) pursuant to any breach of Section 4.10 of the 2021 Indenture arising from any borrowing made by the affiliated lender to the Company, each such waiver is solely in connection with the Senior Secured Term Loan Facility, (2) prohibit the holders of the 2021 Notes from exercising any right to require us to repurchase any or all of the 2021 Notes upon the occurrence of a Fundamental Change (as defined in the 2021 Indenture) solely in connection with our common stock being delisted from the Nasdaq Global Select Market or similar securities exchange for a period beginning on the Closing Date (as defined in the Credit Agreement) and ending on the date that is five (5) months after the Closing Date, and (3) restricting the holders of the 2021 Notes from disposing of or otherwise transferring the 2021 Notes to any person other than an affiliate of such holder, until the approval of the Indenture Consent (as defined in the Letter Agreement).

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
The convertible note holders will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to our common stock.

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
During the year ended December 31, 2022 we derived 27.7% of our revenue through a single channel partner, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 13.0% of our revenue through a customer of our NaviNet solution. On June 30, 2022, we received a notice of termination from the single channel partner, such termination will be effective June 30, 2023. We cannot guarantee that we will be able to find new sources of revenue to offset the termination by this channel partner or that the above mentioned NaviNet customer or any of our other customers or partners will continue to contract for our services or acquire new services. We are currently in discussions with the channel partner regarding a new commercial agreement but if we are unable to establish a new agreement with the channel partner regarding such new commercial arrangement or our major NaviNet customer does not renew its agreement with us, our revenue could be greatly reduced, which would materially and adversely affect our business.

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
If we experience fraudulent activity relating to our system infrastructure and products, we could incur substantial costs.
Our products have in the past and may be subject to fraudulent usage, including but not limited to electronic fund transfer (“EFT”) fraud, unauthorized access to protected health information and other fraudulent schemes. Although our customers and the provider office users who access our products on behalf of the customer are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use their accounts through fraudulent means. For example, in January 2023, a user in one of the provider offices accessing NaviNet on behalf of one of our customer experienced a cybersecurity breach of its systems, which resulted in unauthorized access of certain users’ NaviNet accounts that resulted in EFT fraud. Cyberattacks are increasing in their frequency, sophistication and intensity. The techniques used to sabotage or to obtain unauthorized access to our products or those upon which we, our customers and the provider office users rely to process our information change frequently, and we, our customers and the provider office users may be unable to anticipate such techniques or implement adequate preventative measures or to stop security incidents in all instances. Any cybersecurity breach or security incident of our, our customers’ or the provider office users’ systems could result in exposure of authentication credentials, unauthorized access to accounts or fraudulent calls on accounts, any of which could adversely affect our reputation, business, results of operations and financial condition.

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
We do not control and may be unable to predict the future course of open source technology development, including the ongoing development of open source components used in our OpenNMS platform, which could reduce the market appeal of our OpenNMS solutions and damage our reputation.
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

Risks related to our relationships with our employee other companies
We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service which could damage our reputation, harm our ability to attract and maintain customers and decrease our revenue.

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
We have experienced significant turnover in our senior management team and across our organization, and our failure to attract and retain qualified personnel and skilled workers could have an adverse effect on us.
We have recently experienced significant turnover in our senior management team and reductions in our workforce and have promoted employees to fill certain key roles and are conducting searches for additional key roles, including a permanent general counsel. Our business may be adversely affected by the transitions in our senior management team and reduction in workforce, and turnover at the senior management level may create instability within the Company, which could disrupt and impede our day-to-day operations, internal controls and our ability to fully implement our business plan and growth strategy. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could be negatively impacted as a result. Competition for key management personnel is intense. If we fail to successfully attract and appoint permanent replacements with the appropriate expertise, we could experience increased employee turnover and harm to our business, results of operations, cash flow and financial condition. The search for permanent replacements could also result in significant recruiting and relocation costs, as well as increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, technical, operational, compliance, finance and administrative personnel. In order to compete and implement our growth strategy, we must attract, retain, and motivate employees, and turnover of senior management and reductions in workforce may make it difficult to retain qualified and skilled employees.
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

We also face significant competition for employees from other healthcare-related companies and software businesses, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. This competition has become exacerbated by the increase in employee resignations in 2022 reported by employers nationwide and continued high rates of employee turnover continuing into 2023. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity incentives that vest over time and, in some cases, upon the occurrence of certain events. The value to employees of these equity incentives that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards. Although we may have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

Risks related to our business generally
We have in the past and may in the future acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect operating results.
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of December 31, 2022, the total value of our goodwill and intangible assets, net of accumulated amortization was $128.4 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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

Business disruptions, including from weakened and volatile global economic and market conditions, natural disasters, and the COVID-19 pandemic, among other things, could seriously harm our future revenue and financial condition and increase our costs and expenses.
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

Also, in March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak, and the world has been and continues to be impacted by COVID-19 and its variants. As a result, many jurisdictions, particularly in North America (including the United States), Europe and Asia, including the U.S. states in which we operate, such as California, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited, and are considering to further limit, social mobility and gathering. To date, there has been no material adverse impact to our business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on us and our contractors, consultants, customers, resellers and partners is unknown at this time. Moreover, the extent of the impact of the COVID-19 pandemic on our business and operating results is uncertain and difficult to predict and will depend on factors outside of our control including the timing or effectiveness of the vaccine roll-out globally, the timing of easing of preventative or mitigation measures or mandates, the impact of any variants that emerge, or any impact of a global vaccine roll-out on the global economy. For example, the demand for our solutions among certain of our provider or payer customers could be impacted in the future, either through reduced transaction volume for solutions by which we derive revenue on a per transaction basis or through the delayed closing or signing of new or add-on contracts with customers that are dealing with impacts from the COVID-19 pandemic. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on CMS and other regulatory policies and operations are unclear.

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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. At times we have deposits at financial institutions above FDIC insurance limits.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or

•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.
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

We have recently been involved in derivative and securities litigation, which were costly to us and harmful to our reputation, and we cannot assure you that we will not be involved in additional legal proceedings in the future with similar, or worse, results.
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

In April 2018, two putative shareholder derivative actions, captioned Engleman v. Soon-Shiong, Case No. 2018-0282, and Petersen v. Soon-Shiong, Case No. 2018-0302 were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in the Deora action but asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets (which Petersen subsequently withdrew), and unjust enrichment. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020. On June 29, 2021, the Court granted the Unopposed Motion to Substitute Lead Plaintiff, following Plaintiff Petersen’s sale of his NantHealth stock, and appointed Engleman as Lead Plaintiff. On September 26, 2022, the parties filed with the Court a Stipulation for Compromise and Settlement to resolve the consolidated action in exchange for (i) the payment of $400, to be funded by the Company's insurance carriers, to offset the Company’s contribution to the settlement of the Deora action, and (ii) agreeing to implement certain corporate governance reforms. Additionally, the Company agreed to pay an award of attorneys’ fees and expenses to counsel for Lead Plaintiff in an amount of $1.25 million, to be funded by the Company's insurance carriers. The Court approved the settlement on January 10, 2023 therefore the Company is required to implement the settlement’s corporate governance reforms within 60 days following the approval.
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

We have developed, acquired, and licensed various patents and patent applications and we possess substantial know-how, copyrights and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform. As part of this and other acquisitions, we acquired patents and other intellectual property. As of December 31, 2022, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) twenty one (21) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) sixteen (16) pending U.S. utility patent applications; (iii) eighteen (18) issued patents outside the United States; and (iv) three (3) patent applications pending in jurisdictions outside the United States. Twenty three (23) of these assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.
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

Defending ourselves in litigation is very expensive, particularly for a company of our size, and time-consuming. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation, or post-grant proceedings, such as, ex parte review, inter partes review, or post grant review, declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.

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
Third parties may attempt to commercialize competitive products or services in foreign countries where we do not have any patents or patent applications where legal recourse may be limited. This may have a significant commercial impact on our ability to expand into foreign business operations.

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
As is the case with other healthcare technology companies, our success is in part dependent on intellectual property. Obtaining and enforcing patents in the healthcare technology industry involves both technological and legal complexity, and therefore, is costly, time consuming, and inherently uncertain. In addition, the United States has recently enacted and has now implemented wide-ranging patent reform legislation. Further, recent United States Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products and services.

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
If we fail to comply with our obligations in any current or future agreements under which we have licensed, or will license in the future, intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
Licensing of intellectual property rights involves complex legal, business and scientific issues.

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

The CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. Similarly, in June 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023. Additionally, in March 2022, Utah enacted the Utah Consumer Privacy Act (“UCPA”), which becomes effective on December 31, 2023, and in May 2022, Connecticut enacted the Act Concerning Personal Data and Online Monitoring (“CTDPA”), which becomes effective on July 1, 2023.

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

In addition, other new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU, the UK and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. With the GDPR, UK GDPR, CCPA, CPRA, CDPA, CPA, UCPA, CTDPA, and other laws, regulations and other obligations relating to privacy, data protection, and cybersecurity imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy, data protection, or cybersecurity, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy, data protection, or cybersecurity, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability.
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
As of April 13, 2023, our Chairman and Chief Executive Officer and our principal stockholder, Dr. Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 62% of the voting power of our common stock. As a result, Dr. Soon-Shiong and his affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
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
NantWorks, which is controlled by our Chairman and Chief Executive Officer, and its affiliates, beneficially owns approximately 62% of the voting power of our common stock as of April 13, 2023.
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

We cannot assure you that the measures we have taken, or will take, to remediate a material weakness and significant deficiencies will continue to be effective or that we will be successful in implementing them. Moreover, we cannot assure you that we have identified all significant deficiencies or material weaknesses or that we will not in the future have additional significant deficiencies or material weaknesses, in particular as we seek to transition to a more developed internal control environment and continue to grow as a company in terms of size, complexity of business and potentially in connection with future strategic transactions.

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

On October 31, 2022, we received a notice (the “MVPHS Notice”) from Nasdaq informing us that we are not in compliance with the minimum $15 million market value of publicly held shares requirement for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(b)(2)(C) (the “Public Float Requirement”). The MVPHS Notice has no immediate effect on our Nasdaq listing or trading of our common stock.

In accordance with Listing Rule 5810(c)(3)(D), we have a period of 180 calendar days, or until May 1, 2023, to regain compliance with the Public Float Requirement. If, at any time before May 1, 2023, the market value of our Publicly Held shares of common stock closes at $15 million or more for at least 10 consecutive business days, Nasdaq will provide written notification to us that we have regained compliance with the Public Float Requirement.

If we do not regain compliance with the Public Float Requirement by May 1, 2023, Nasdaq will provide written notification to us that our common stock may be delisted. At that time, we may appeal the delisting determination to the Nasdaq Hearings Panel (the "Panel"). We expect that our common stock would remain listed pending the Panel’s decision in connection with an appeal. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination to the Panel, such appeal would be successful.

If we fail to regain compliance with the Public Float Requirement, our common stock may be delisted. Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.
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

The Tax Act contains provisions which require mandatory capitalization of research and development (R&D) costs, with amortization over five years for US expenditures and amortization over 15 years for foreign activities. Section 174 is amended for tax years beginning January 1, 2022 to eliminate the option to deduct Section 174 expenses and requires capitalization of the expenditures with amortization over five years for domestic expenditures and fifteen years for foreign expenditures. We continue to examine the impact this tax reform legislation may have on our business.

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
We qualify as a “smaller reporting company” during fiscal year 2023, which allows us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. These exemptions include:

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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Soon-Shiong, our Chairman and Chief Executive Officer (who, with entities affiliated with him, beneficially own approximately 62% of the voting power of our common stock, as of April 13, 2023), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
The following table outlines our facilities location, square footage, and use:

City	State	Country	Sq ft	Type	Business Nature/Use
Boston	MA	USA	23,173	Lease	Administrative, sales, customer support, R&D, engineering, professional services
Belfast	NI	UK	15,500	Lease	R&D, engineering, administrative
Philadelphia	PA	USA	14,183	Lease	Administrative, sales, customer support, R&D, engineering, professional services
Ottawa	ON	CA	4,202	Lease	Administrative, sales, customer support, R&D, engineering, professional services
			57,058
Item 3. Legal Proceedings
We are, from time to time, subject to claims and litigation that arise in the ordinary course of our business. Except as discussed in Note 12 to the accompanying Consolidated Financial Statements, in the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, would not have a material adverse effect on our consolidated financial condition or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 12 to the accompanying Consolidated Financial Statements for a discussion of our legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “NH”.

Holders of Record

As of April 14, 2023, we had approximately 111 holders of record of our common stock. We believe the actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

No cash dividends were declared for our common stock during the fiscal years ended in 2022 and 2021. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions, terms of any future debt agreements that preclude us from paying dividends, and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer

We did not make any stock repurchases during the twelve months ended December 31, 2022.
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
Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of December 31, 2022, our accumulated deficit was approximately $1.1 billion. We expect to continue to incur operating losses over the near term as we expand our commercial operations and invest further in NantHealth solutions.
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

Senior Secured Term Loan Facility

On March 2, 2023, we and certain of our subsidiaries as guarantors (the “Subsidiary Guarantors,” and together with us, the “Obligors”), entered into a credit agreement (the “Credit Agreement”) with Nant Capital, LLC (“Nant Capital”), an affiliate of Dr. Patrick Soon-Shiong, our CEO, and Highbridge Tactical Credit Master Fund, L.P. and Highbridge Convertible Dislocation Fund, L.P. (collectively, “Highbridge Senior Lenders”), as the lenders, GLAS USA, LLC, as administrative agent, and GLAS Americas, LLC, as collateral agent (collectively, “Agent”). The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $22.5 million that was made in a single drawdown by us at closing (the “Senior Secured Term Loan Facility”).

The maturity date of the Senior Secured Term Loan Facility is December 15, 2023 (the “Maturity Date”) and accrues interest at an annual rate of 13% per annum with a 1% original issue discount. Our obligations under the Credit Agreement are guaranteed by the Subsidiary Guarantors and are secured by a security interest in, and lien on, substantially all property (subject to certain exceptions) of the Obligors (the "Collateral"). We have the right to prepay the Senior Secured Term Loan Facility at any time or from time to time on or after the Existing Convertible Senior Notes Security Date (as defined in the Credit Agreement), subject to a prepayment premium.

The Credit Agreement includes conditions precedent, representations and warranties, affirmative and negative covenants and post-closing conditions customary for financings of this type and size, such as, among other things, limitations on indebtedness, a minimum liquidity requirement of cash and cash equivalents of not less than $5 million at any time, liens, fundamental changes, asset sales, investments and other matters customarily restricted in such agreements. The Credit Agreement also contains customary events of default, after which the Senior Secured Term Loan Facility may be due and payable immediately, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the Company and its subsidiaries, change in control and lien priority. In addition, the Credit Agreement contains certain post-closing conditions requiring, among other things, that the Company use its commercially reasonable efforts to sell certain businesses of the Company.

Concurrently with the execution of, and pursuant to, the Credit Agreement, we also entered into (1) a subordination agreement (the “Subordination Agreement”) with Nant Capital and Airstrip Technologies, Inc. (collectively, the “Affiliated Lenders”), who are holders of certain affiliated debt of the Company, and (2) a letter agreement (the “Letter Agreement”) with certain entities affiliated with the Highbridge Senior Lenders and Nant Capital, who are holders of the 2021 Notes (as defined below) issued pursuant to the Indenture, dated as of April 27, 2021, by and among the Company, NaviNet, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (the “2021 Indenture”). The Subordination Agreement provides, among other things, that any payment of principal of, premium, if any, or interest on certain subordinated debt held by the Affiliated Lenders shall be subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as such Senior Secured Term Loan Facility is outstanding. The Letter Agreement provides that, among other things, (1) the holders of the 2026 Notes shall waive compliance with certain provisions of the 2021 Indenture, including, but not limited to, restrictions on borrowings from an affiliate lender of ours and any current or future Default or Event of Default (as each term is defined in the 2021 Indenture) pursuant to any breach of Section 4.10 of the 2021 Indenture arising from any borrowing made by the affiliated lender to us, each such waiver is solely in connection with the Senior Secured Term Loan Facility, (2) prohibit the holders of the 2026 Notes from exercising any right to require us to repurchase any or all of the 2026 Notes upon the occurrence of a Fundamental Change (as defined in the 2021 Indenture) solely in connection with our common stock being delisted from the Nasdaq Global Select Market or a similar securities exchange for a period beginning on the Closing Date (as defined in the Credit Agreement) and ending on the date that is five (5) months after the Closing Date, and (3) restricting the holders of the 2026 Notes from disposing of or otherwise transferring the 2026 Notes to any person other than an affiliate of such holder, until the approval of the Indenture Consent (as defined in the Letter Agreement).

2022 Nant Capital Promissory Note

On November 21, 2022, the Company entered into an unsecured subordinated promissory note (the “2022 Nant Capital Note”) with Nant Capital, whereby Nant Capital loaned $7.0 million to the Company. The 2022 Nant Capital Note contains an interest rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus 8.5% per annum, compounded annually and a maturity date of October 31, 2026. The Nant Capital Note also contains semiannual interest payments due on April 15th and October 15th of each year. The payment of the 2022 Nant Capital Note shall be subordinated and subject in right of payment to the prior payment in full of the 2021 Notes (as defined below).

Airstrip Promissory Note

On October 3, 2022, we entered into an unsecured subordinated promissory note (the “Airstrip Note”) with Airstrip Technologies, Inc., a Delaware corporation (“Airstrip”), whereby AirStrip loaned $4.0 million to us. The Airstrip Note contains an 8.5% interest rate compounded annually and a maturity date of October 31, 2026. The payment of the Airstrip Note shall be subordinated and subject in right of payment to the prior payment in full of the 2021 Notes.
Purchase, Exchange and Prepayment of Convertible Notes
On April 13, 2021, we and our wholly owned subsidiary, NaviNet (the “Guarantor”) entered into a note purchase agreement (the “Note Purchase Agreement”) with Highbridge Capital Management, LLC and one of its affiliates (“Highbridge”) and Nant Capital, an entity affiliated with Dr. Soon-Shiong, to issue and sell $137.5 million in aggregate principal amount of our 4.5% convertible senior notes due 2026 (the “2021 Notes”) in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Note Purchase Agreement includes customary representations, warranties and covenants by us. Under the terms of the Note Purchase Agreement, we have agreed to indemnify the buyers against certain liabilities. The 2021 Notes were issued on April 27, 2021. The 2021 Notes will mature on April 15, 2026, unless earlier repurchased, redeemed or converted. Pursuant to the Credit Agreement, the Company is required within forty-five (45) days after the closing of the Senior Secured Term Loan Facility to guarantee the 2021 Notes by the Company and the Subsidiary Guarantors secured by second priority liens on the Collateral and governed by covenants substantially similar to certain negative and affirmative covenants of the Credit Agreement.

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
Nasdaq Delisting

On October 31, 2022, we received a notice (the “MVPHS Notice”) from Nasdaq informing us that we are not in compliance with the minimum $15 million market value of publicly held shares requirement for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(b)(2)(C) (the “Public Float Requirement”). The MVPHS Notice had no immediate effect on our Nasdaq listing or trading of our common stock.

In accordance with Listing Rule 5810(c)(3)(D), we have a period of 180 calendar days, or until May 1, 2023, to regain compliance with the Public Float Requirement. If, at any time before May 1, 2023, the market value of our Publicly Held shares of common stock closes at $15 million or more for at least 10 consecutive business days, Nasdaq will provide written notification to us that we have regained compliance with the Public Float Requirement.

If we do not regain compliance with the Public Float Requirement by May 1, 2023, Nasdaq will provide written notification to us that our common stock may be delisted. At that time, we may appeal the delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our common stock would remain listed pending the panel’s decision. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination to the panel, such appeal would be successful.

We intend to monitor the market value of our common stock and may, if appropriate, consider available options to regain compliance with the Public Float Requirement.
Reverse Stock Split
In August 2022, our Board of Directors approved a reverse stock split of our common stock at a ratio of 1-for-15. On December 15, 2022, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to effect a 1-for-15 reverse stock split of our common stock. As a result of the reverse stock split, every 15 shares of our issued or outstanding pre-reverse split common stock was combined into one share of common stock. No fractional shares were issued upon the reverse stock split. On December 16, 2022, our common stock began trading on a split-adjusted basis on Nasdaq.

In connection with the reverse stock split, there was no change to the shares authorized or in the par value per share of $0.0001. All historical per share data, number of shares outstanding and other common stock equivalents for the periods presented in the accompanying Consolidated Financial Statements and Notes thereto and this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, have been adjusted retroactively, where applicable, to reflect the reverse stock split.
2017 Asset Purchase Agreement with Allscripts
On August 3, 2017, we entered into an asset purchase agreement (the "APA") with Allscripts Healthcare Solutions, Inc., or “Allscripts”, pursuant to which we agreed to sell to Allscripts substantially all of the assets of our provider/patient engagement solutions business, including our FusionFX solution and components of its NantOS software connectivity solutions (the “Business”). On August 25, 2017, we and Allscripts completed the sale pursuant to the APA.
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

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 10 of the Consolidated Financial Statements). We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. The total estimated liability was $38.6 million and $35.7 million as of December 31, 2022 and 2021, respectively.
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

Non-GAAP net loss from continuing operations excludes the effects of
•Stock-based compensation expense
•Loss on exchange and prepayment of the 2016 Notes
•Change in fair value of the derivatives liability
•Change in fair value of the Bookings Commitment
•Impairment of ROU asset
•Noncash interest expense related to the convertible notes
•Intangible assets amortization
•Cyber incident estimated liability
•Impacts of certain income tax benefits and provisions from noncash activity

The following table reconciles Net loss from continuing operations attributable to NantHealth to Net loss from continuing operations attributable to NantHealth - Non-GAAP for the years ended December 31, 2022 and 2021:

(Dollars in thousands, except per share amounts)	Year Ended December 31,
	2022	2021
Net income (loss) from continuing operations attributable to NantHealth	$(67,779)	$(58,282)
Stock-based compensation expense from continuing operations	4,665	3,879
Loss on Exchange and Prepayment of 2016 Notes	—	742
Change in fair value of derivatives liability	—	(4)
Change in fair value of Bookings Commitment	2,889	2,323
Impairment of ROU asset	208	—
Noncash interest expense related to convertible notes	147	622
Intangible amortization from continuing operations	8,930	8,880
Cyber incident estimated liability	220	—
Tax (provision) benefit resulting from certain noncash tax items	(588)	(60)
Total adjustments to GAAP net loss from continuing operations attributable to NantHealth	16,471	16,382
Net income (loss) from continuing operations attributable to NantHealth - Non-GAAP	$(51,308)	$(41,900)

Weighted average basic common shares outstanding (1)	7,702,872	7,609,906

Net income (loss) per common share from continuing operations attributable to NantHealth - Non-GAAP	$(6.66)	$(5.51)
(1) Reflects the 1-for-15 reverse stock split that became effective December 16, 2022. Refer to Note 1.

The following table reconciles Net loss per common share from continuing operations attributable to NantHealth to Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net income (loss) per common share from continuing operations attributable to NantHealth	$(8.80)	$(7.66)
Adjustments to GAAP net loss per common share from continuing operations attributable to NantHealth:
Stock-based compensation expense from continuing operations	0.60	0.51
Loss on Exchange and Prepayment of 2016 Notes	—	0.10
Change in fair value of derivatives liability	—	—
Change in fair value of Bookings Commitment	0.38	0.30
Impairment of ROU asset	0.03	—
Noncash interest expense related to convertible notes	0.02	0.08
Intangible amortization from continuing operations	1.16	1.17
Cyber incident estimated liability	0.03	—
Tax (provision) benefit resulting from certain noncash tax items	(0.08)	(0.01)
Total adjustments to GAAP net income (loss) per common share from continuing operations attributable to NantHealth	2.14	2.15
Net income (loss) per common share from continuing operations attributable to NantHealth - Non-GAAP	$(6.66)	$(5.51)

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
(Provision for) Benefit from Income Taxes
Provision for income taxes consists of U.S. federal and state and foreign income taxes. We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. To date, we have no significant U.S. federal, state and foreign cash income taxes because of our current and accumulated net operating losses ("NOLs").
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
Net Loss Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests consists of earnings or losses related to minority ownership of components of our business.

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated:

(Dollars in thousands)	Year Ended December 31,
	2022	2021
Revenue
Software-as-a-service related	$64,826	$60,402
Maintenance	1,716	1,717
Professional services	457	507
Total software-related revenue	66,999	62,626
Other	3	23
Total net revenue	67,002	62,649

Cost of Revenue
Software-as-a-service related	21,724	21,503
Maintenance	2,117	1,174
Professional services	9	14
Amortization of developed technologies	4,988	4,988
Total software-related cost of revenue	28,838	27,679
Other	1	128
Total cost of revenue	28,839	27,807

Gross Profit	38,163	34,842

Operating Expenses
Selling, general and administrative	62,501	52,092
Research and development	23,047	19,707
Amortization of acquisition-related assets	3,942	3,942
Total operating expenses	89,490	75,741
Income (loss) from operations	(51,327)	(40,899)
Interest expense, net	(14,119)	(14,481)
Other expense, net	(2,650)	(3,089)
Income (loss) from continuing operations before income taxes	(68,096)	(58,469)
(Provision for) benefit from income taxes	(317)	97
Net income (loss) from continuing operations	(67,779)	(58,566)
Income (loss) from discontinued operations, net of tax, attributable to NantHealth	—	23
Net income (loss)	(67,779)	(58,543)
Net income (loss) attributable to noncontrolling interests	—	(284)
Net income (loss) attributable to NantHealth	$(67,779)	$(58,259)

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Year Ended December 31,
	2022	2021
Revenue
Software-as-a-service related	96.7%	96.5%
Maintenance	2.6%	2.7%
Professional services	0.7%	0.8%
Total software-related revenue	100.0%	100.0%
Other	0.0%	0.0%
Total net revenue	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	32.4%	34.3%
Maintenance	3.2%	1.9%
Professional services	0.0%	0.0%
Amortization of developed technologies	7.4%	8.0%
Total software-related cost of revenue	43.0%	44.2%
Other	0.0%	0.2%
Total cost of revenue	43.0%	44.4%

Gross Profit	57.0%	55.6%

Operating Expenses
Selling, general and administrative	93.3%	83.1%
Research and development	34.4%	31.5%
Amortization of acquisition-related assets	5.9%	6.3%
Total operating expenses	133.6%	120.9%
Income (loss) from operations	(76.6)%	(65.3)%
Interest expense, net	(21.1)%	(23.1)%
Other expense, net	(3.9)%	(4.9)%
Income (loss) from continuing operations before income taxes	(101.6)%	(93.3)%
(Provision for) benefit from income taxes	(0.4)%	0.2%
Net income (loss) from continuing operations	(101.2)%	(93.5)%
Income (loss) from discontinued operations, net of tax, attributable to NantHealth	0.0%	0.0%
Net income (loss)	(101.2)%	(93.5)%
Net income (loss) attributable to noncontrolling interests	0.0%	(0.5)%
Net income (loss) attributable to NantHealth	(101.2)%	(93.0)%

Comparison of the years ended December 31, 2022 and 2021
Revenue

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2022	2021	2022 vs. 2021
	Amount	Amount	Amount	Percentage
Software-as-a-service related	$64,826	$60,402	$4,424	7.3%
Maintenance	1,716	1,717	(1)	(0.1)%
Professional services	457	507	(50)	(9.9)%
Total software-related revenues	66,999	62,626	4,373	7.0%
Other	3	23	(20)	(87.0)%
Total net revenue	$67,002	$62,649	$4,353	6.9%
Total revenue increased $4.4 million, or 6.9%, from $62.6 million for the year ended December 31, 2021 to $67.0 million for the year ended December 31, 2022. The total increase in revenue was driven primarily by a $5.2 million increase in our Eviti SaaS revenue, partially offset by a $0.8 million decrease in NaviNet revenue.
The increase in SaaS revenue was primarily driven by more covered lives with one of our largest customers which contributed $4.8 million and utilization of our autoimmune product by another customer, which contributed $0.2 million.
We believe that significant opportunities exist for expanded cross-selling across our products and across our existing customer base, including Eviti, NaviNet, and OpenNMS customer bases.
Cost of Revenue

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2022	2021	2022 vs. 2021
	Amount	Amount	Amount	Percentage
Software-as-a-service related	$21,724	$21,503	$221	1.0%
Maintenance	2,117	1,174	943	80.3%
Professional services	9	14	(5)	(35.7)%
Amortization of developed technologies	4,988	4,988	—	—%
Total software-related cost of revenue	28,838	27,679	1,159	4.2%
Other	1	128	(127)	(99.2)%
Total cost of revenue	$28,839	$27,807	$1,032	3.7%

Cost of revenue increased $1.0 million, or 3.7%, from $27.8 million in the year ended December 31, 2021 to $28.8 million for the year ended December 31, 2022. The increase in cost of revenue was primarily driven by an increase in maintenance of our SaaS solutions.
Other cost of revenue decreased $0.1 million primarily attributable to winding down amortization of internal-use software that was impaired in December of 2020.

Selling, General and Administrative

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2022	2021	2022 vs. 2021
	Amount	Amount	Amount	Percentage
Selling, general and administrative	$62,501	$52,092	$10,409	20.0%

Selling, general and administrative expenses increased $10.4 million, or 20.0%, from $52.1 million for the year ended December 31, 2021 to $62.5 million for the year ended December 31, 2022. The increase was primarily attributable to $5.3 million of additional personnel costs attributable to the migration of our information technology infrastructure to the cloud and our enterprise resource planning implementation project. Higher legal and consulting costs of $4.6 million also contributed to the overall increase. These overall increases were partially offset by reductions in marketing and compliance costs.
Research and Development

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2022	2021	2022 vs. 2021
	Amount	Amount	Amount	Percentage
Research and development	$23,047	$19,707	$3,340	16.9%

Research and development expenses increased $3.3 million, or 16.9%, from $19.7 million for the year ended December 31, 2021 to $23.0 million for the year ended December 31, 2022. The increase was primarily due to higher costs attributable to cloud migration services and enterprise application services for our engineering applications.
Amortization of Acquisition-related Assets

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2022	2021	2022 vs. 2021
	Amount	Amount	Amount	Percentage
Amortization of acquisition-related assets	$3,942	$3,942	$—	—%

Amortization of acquisition-related assets was flat at $3.9 million for the year ended December 31, 2022 compared to the prior year.
Interest Expense, Net

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2022	2021	2022 vs. 2021
	Amount	Amount	Amount	Percentage
Interest expense, net	$14,119	$14,481	$(362)	(2.5)%

Interest expense, net decreased by $0.4 million, from $14.5 million for the year ended December 31, 2021 to $14.1 million for the year ended December 31, 2022. The decrease in interest expense is due to the lower interest on the 2021 Notes compared to the 2016 Notes that matured at the end of 2021.

Refer to the section entitled "Liquidity and Capital Resources" below and Note 9 and Note 17 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our Convertible Notes and the Nant Capital Note.

Other Expense, Net

(Dollars in thousands)	Year Ended December 31,		Period-To-Period Change
	2022	2021	2022 vs. 2021
	Amount	Amount	Amount	Percentage
Other expense, net	$2,650	$3,089	$(439)	(14.2)%

Other expense, net decreased by $0.4 million, from $3.1 million for the year ended December 31, 2021 to $2.7 million for the year ended December 31, 2022. The decrease was primarily due to a $0.7 million loss resulting from the exchange and prepayment of the convertible notes issued in 2016 for the year ended December 31, 2021, partially offset by an increase in the fair value of the Bookings Commitment liability, as a result of changes in the cost of debt due to macroeconomic factors and the passage of time.

Liquidity and Capital Resources
Sources of Liquidity

As of December 31, 2022, we had cash and cash equivalents of $1.8 million, compared to $29.1 million as of December 31, 2021, of which $0.1 million and $0.8 million, respectively, related to foreign subsidiaries.

As a result of continuing anticipated operating cash outflows we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financing. Highbridge and Nant Capital have agreed to consent to amendments to certain of our existing debt agreements in order to enhance our liquidity, and have confirmed their collective intent and ability to make additional loans to us to the extent necessary to support our operations in the manner currently conducted through May 17, 2024. Management believes that this agreement and intent alleviates such substantial doubt. Nant Capital is an affiliate of Dr. Patrick Soon-Shiong, our CEO. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider delaying our business activities and strategic initiatives, or selling off components of our business. Additionally, we continue to consider all strategic alternatives. We are undertaking a number of actions in order to improve our financial position and stabilize our results of operations including but not limited to, cost cutting, lowering capital expenditures, and implementing hiring freezes.

Related Party Notes

On October 3, 2022, we entered into an unsecured subordinated promissory note (the “Airstrip Note”) with Airstrip Technologies, Inc., a Delaware corporation (“Airstrip”), whereby AirStrip loaned $4.0 million to us. The Airstrip Note contains an 8.5% interest rate compounded annually and a maturity date of October 31, 2026. The payment of the Airstrip Note shall be subordinated and subject in right of payment to the prior payment in full of all Senior Debt.
On November 21, 2022, we entered into an unsecured subordinated promissory note (the “2022 Nant Capital Note”) with Nant Capital, whereby Nant Capital loaned $7.0 million to us. The 2022 Nant Capital Note contains an interest rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus 8.5% per annum, compounded annually and a maturity date of October 31, 2026. The Nant Capital Note also contains semiannual interest payments due on April 15th and October 15th of each year, which is subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility pursuant to the Subordination Agreement. The payment of the 2022 Nant Capital Note shall be subordinated and subject in right of payment to the prior payment in full of the 2021 Notes.
On March 2, 2023, we and the Subsidiary Guarantors, entered into the Credit Agreement with Nant Capital, an affiliate of Dr. Soon-Shiong, our CEO, and Highbridge, as the lenders, and the Agent, as administrative and collateral agent. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $22.5 million that was made in a single drawdown by us at closing (the “Senior Secured Term Loan Facility”).
Concurrently with the execution of, and pursuant to, the Credit Agreement, we also entered into (1) a subordination agreement (the “Subordination Agreement”) with Nant Capital and Airstrip (collectively, the “Affiliated Lenders”), who are holders of certain affiliated debt, including the 2022 Nant Capital Note and Airstrip Note, respectively, and (2) a letter agreement (the “Letter Agreement”) with certain entities affiliated with Highbridge and Nant Capital, who are holders of the 2021 Notes issued pursuant to the 2021 Indenture. The Subordination Agreement provides, among other things, that any payment of principal of, premium, if any, or interest on certain subordinated debt held by the Affiliated Lenders shall be subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as such Senior Secured Term Loan Facility is outstanding. The Letter Agreement provides that, among other things, (1) the holders of the 2021 Notes shall waive compliance with certain provisions of the 2021 Indenture, including, but not limited to, restrictions on borrowings from an affiliate lender of ours and any current or future Default or Event of Default (as each term is defined in the 2021 Indenture) pursuant to any breach of Section 4.10 of the 2021 Indenture arising from any borrowing made by the affiliated lender to the Company, each such waiver is solely in connection with the Senior Secured Term Loan Facility, (2) prohibit the holders of the 2021 Notes from exercising any right to require us to repurchase any or all of the 2021 Notes upon the occurrence of a Fundamental Change (as defined in the 2021 Indenture) solely in connection with our common stock being delisted from the Nasdaq Global Select Market or similar securities exchange for a period beginning on the Closing Date (as defined in the Credit Agreement) and ending on the date that is five (5) months after the Closing Date, and (3) restricting the holders of the 2021 Notes from disposing of or otherwise transferring the 2021 Notes to any person other than an affiliate of such holder, until the approval of the Indenture Consent (as defined in the Letter Agreement).

As of December 31, 2022, the Company was in compliance with all covenants. See Note 17 for additional information on these Notes.

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
Capital Expenditures
Our principal material cash requirements consist of obligations under our outstanding debt obligations related to the Convertible Notes and Nant Capital Note, Bookings Commitment, and non-cancelable leases for our office space. Refer to Note 9, Note 10, Note 11, and Note 17, respectively, to the accompanying Consolidated Financial Statements. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures and ultimately, generate significant revenue growth. Our plans to raise additional capital, including our ability to consummate any transaction as a result of our strategic review, or take other actions to address the doubt regarding our ability to continue as a going concern, may not be successful. There can be no assurance that the Company would be able to obtain additional liquidity when needed or under acceptable terms, if at all. Refer to “Risk Factors – As disclosed in Note 1 of our consolidated audited financial statements, we believe that our current level of cash, cash equivalents and marketable securities, together with committed financing facilities, are not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements were issued without additional funding or financing. The existence of these conditions raises substantial doubt about our ability to continue as a “going concern” for at least the twelve month period following the date the financial statements were issued.”
Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet arrangements.

Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Year Ended December 31,
	2022	2021
Cash provided by (used in):
Operating activities	$(32,264)	$(27,689)
Investing activities	(6,471)	(5,637)
Financing activities	10,801	40,577
Effect of exchange rate changes on cash, cash equivalents and restricted cash	91	(11)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27,843)	$7,240
Our net cash flows from operating activities decreased $4.6 million from the year ended December 31, 2021 to December 31, 2022 primarily driven by increased net losses of $9.2 million from the year ended December 31, 2021 to December 31, 2022, partially offset by increased working capital from the year ended December 31, 2021 to December 31, 2022 of $4.7 million. The working capital increase was primarily driven by increases in trade payables and accrued and other current liabilities, partially offset by slower growth in related party payables.
Our net cash flows from investing activities decreased $0.8 million primarily driven by additional investment in internally developed software and purchases of property and equipment for the years ended December 31, 2022 and 2021.
Our net cash flows from financing activities have decreased $29.8 million primarily due to convertible note proceeds, partially offset by payments on these notes for the year ended December 31, 2021.
See the accompanying Consolidated Statements of Cash Flows for additional details around sources and uses of cash for the years ended December 31, 2022 and 2021.
New Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements for a discussion of new accounting standards.
Related Party Transactions
See Note 17 to the accompanying Consolidated Financial Statements for a discussion of related party transactions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2022, we had $1.8 million in cash and cash equivalents which were held for working capital purposes. Our cash and cash equivalents are comprised primarily of mutual funds listed on active exchanges, U.S. treasury securities, money market funds, and cash held in FDIC - insured institutions. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Primarily all our investments are denominated in U.S. dollars. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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
Foreign Currency Risk
We maintain offices and bank accounts in the United Kingdom and Canada. However, due to the low volume of activity outside the United States, the foreign currency risk is minimal. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2022 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NantHealth, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NantHealth, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Related party transactions
Description of the Matter	As discussed in Note 17 to the consolidated financial statements, the Company has entered into multiple transactions with related parties, each of which are controlled by Dr. Patrick Soon-Shiong.

Auditing related party transactions, including assessing the sufficiency of procedures performed to identify related parties and related party transactions as well as to audit identified related party transactions involves subjective auditor judgement.

How We Addressed the Matter in Our Audit	The audit procedures we performed to address this critical audit matter included testing the completeness and accuracy of the listing of significant related party transactions provided by management, testing the manner in which related party transactions were recorded, presented and disclosed, and performing searches for payments and other transactions with identified related parties. We also inspected questionnaires received from the Company’s directors and officers, read employment and compensation contracts, proxy statements and other relevant filings with the Securities and Exchange Commission and other regulatory agencies that relate to the Company’s financial relationships and transactions with the Company’s executive officers and with other entities controlled by Dr. Patrick Soon-Shiong. We confirmed related party transactions and balances with the counterparty. We made inquiries of management as well as members of the Company's audit committee regarding the completeness of the identified related party transactions and assessed the adequacy of financial statement footnote disclosure pertaining to related party transactions.

	/s/	Ernst & Young LLP

We have served as the Company's auditor since 2013.

Los Angeles, California
April 14, 2023

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$1,759	$29,084
Accounts receivable, net	5,948	5,810
Related party receivables, net	476	506
Prepaid expenses and other current assets	4,402	4,010
Total current assets	12,585	39,410
Property, plant, and equipment, net	12,383	12,366
Goodwill	98,333	98,333
Intangible assets, net	30,110	39,039
Related party receivable, net of current	937	1,012
Operating lease right-of-use assets	4,285	6,048
Other assets	918	1,620
Total assets	$159,551	$197,828

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,408	$3,204
Accrued and other current liabilities	20,006	16,358
Deferred revenue	2,724	2,440
Related party payables, net	1,933	5,161
Notes payable	560	782
Total current liabilities	35,631	27,945
Deferred revenue, net of current	1,050	2,024
Related party liabilities	45,908	38,278
Related party promissory note	123,666	112,666
Related party convertible note, net	62,335	62,268
Convertible notes, net	74,683	74,603
Deferred income taxes, net	1,206	1,775
Operating lease liabilities	4,054	6,248
Other liabilities	36,411	34,013
Total liabilities	384,944	359,820
Commitments and Contingencies (Note 14)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 7,703,306 and 7,700,349 shares issued and outstanding at December 31, 2022 and 2021, respectively (1)	12	12
Additional paid-in capital	895,897	891,105
Accumulated income (deficit)	(1,120,676)	(1,052,897)
Accumulated other comprehensive income (loss)	(626)	(212)
Total stockholders' equity (deficit)	(225,393)	(161,992)
Total liabilities and stockholders' equity (deficit)	$159,551	$197,828
(1) Reflects the 1-for-15 reverse stock split that became effective December 16, 2022. Refer to Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenue
Software-as-a-service related	$64,826	$60,402
Maintenance	1,716	1,717
Professional services	457	507
Total software-related revenue	66,999	62,626
Other	3	23
Total net revenue	67,002	62,649

Cost of Revenue
Software-as-a-service related	21,724	21,503
Maintenance	2,117	1,174
Professional services	9	14
Amortization of developed technologies	4,988	4,988
Total software-related cost of revenue	28,838	27,679
Other	1	128
Total cost of revenue	28,839	27,807

Gross Profit	38,163	34,842

Operating Expenses
Selling, general and administrative	62,501	52,092
Research and development	23,047	19,707
Amortization of acquisition-related assets	3,942	3,942
Total operating expenses	89,490	75,741
Income (loss) from operations	(51,327)	(40,899)
Interest expense, net	(14,119)	(14,481)
Other expense, net	(2,650)	(3,089)
Income (loss) from continuing operations before income taxes	(68,096)	(58,469)
(Provision for) benefit from income taxes	(317)	97
Net income (loss) from continuing operations	(67,779)	(58,566)
Income (loss) from discontinued operations, net of tax, attributable to NantHealth	—	23
Net income (loss)	(67,779)	(58,543)
Net income (loss) attributable to noncontrolling interests	—	(284)
Net income (loss) attributable to NantHealth	$(67,779)	$(58,259)

Basic and diluted net loss per share attributable to NantHealth:
Continuing operations - common stock	$(8.80)	$(7.66)
Total net income (loss) per share - common stock	$(8.80)	$(7.66)

Weighted average shares outstanding
Basic and diluted - common stock (1)	7,702,872	7,609,906
(1) Reflects the 1-for-15 reverse stock split that became effective December 16, 2022. Refer to Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	Year Ended December 31,
	2022	2021
Net income (loss)	$(67,779)	$(58,543)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(414)	(44)
Total other comprehensive income (loss)	(414)	(44)
Comprehensive income (loss)	(68,193)	(58,587)
Less: Comprehensive loss attributable to noncontrolling interests	—	(284)
Comprehensive income (loss) attributable to NantHealth	$(68,193)	$(58,303)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit	Noncontrolling interests	Total Stockholders' Deficit
	Shares (1)	Amount
Balance at December 31, 2020	7,418,982	$11	$891,583	$(1,003,210)	$(168)	$(111,784)	$384	$(111,400)
Modified retrospective adjustment on adoption of ASU 2020-06 (Note 2)	—	—	(14,318)	8,572	—	(5,746)	—	(5,746)
Stock-based compensation expense	—	—	4,005	—	—	4,005	—	4,005
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	40,302	—	291	—	—	291	—	291
Stock issued on Exchange of 2016 Notes	241,065	1	10,000	—	—	10,001	—	10,001
Purchase of noncontrolling interest	—	—	(456)			(456)	(100)	(556)
Other comprehensive income (loss)	—	—	—	—	(44)	(44)	—	(44)
Net income (loss)	—	—	—	(58,259)	—	(58,259)	(284)	(58,543)
Balance at December 31, 2021	7,700,349	12	891,105	(1,052,897)	(212)	(161,992)	—	(161,992)
Stock-based compensation expense	—	—	4,768	—	—	4,768	—	4,768
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,957	—	24	—	—	24	—	24
Other comprehensive income (loss)	—	—	—	—	(414)	(414)	—	(414)
Net income (loss)	—	—	—	(67,779)	—	(67,779)	—	(67,779)
Balance at December 31, 2022	7,703,306	$12	$895,897	$(1,120,676)	$(626)	$(225,393)	$—	$(225,393)
(1) Reflects the 1-for-15 reverse stock split that became effective December 16, 2022. Refer to Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(67,779)	$(58,543)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,992	15,723
Amortization of debt discounts and deferred financing offering cost	147	623
Change in fair value of derivatives liability	—	(4)
Change in fair value of Bookings Commitment	2,889	2,323
Stock-based compensation	4,665	3,887
Deferred income taxes, net	(632)	(78)
Provision for bad debt expense	70	123
Loss on Exchange and Prepayment of 2016 Notes	—	742
Impairment of ROU asset	208	—
Changes in operating assets and liabilities
Accounts receivable, net	(204)	(2,660)
Related party receivables, net	105	336
Prepaid expenses and other current assets	(881)	(104)
Accounts payable	7,212	(1,914)
Accrued and other current liabilities	2,938	1,324
Deferred revenue	(694)	2,905
Related party payables, net	4,045	8,066
Change in operating lease right-of-use assets and liabilities	(470)	(422)
Other assets and liabilities	125	(16)
Net cash provided by (used in) operating activities	(32,264)	(27,689)

Cash flows from investing activities
Purchases of property and equipment, including internal-use software	(6,471)	(5,081)
Purchase of noncontrolling interest	—	(556)
Net cash provided by (used in) investing activities	(6,471)	(5,637)

Cash flows from financing activities
Proceeds from insurance promissory note	1,657	2,324
Repayments of insurance promissory note and notes payable	(1,880)	(1,810)
Proceeds from exercises of stock options	24	291
Payment of deferred financing costs, related party	—	(277)
Payment of deferred financing costs	—	(451)
Proceeds from related party convertible notes	—	62,500
Proceeds from convertible notes	—	75,000
Payment of convertible notes	—	(97,000)
Proceeds from related party notes	11,000	—
Net cash provided by (used) in financing activities	10,801	40,577
Effect of exchange rate changes on cash, cash equivalents and restricted cash	91	(11)
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,843)	7,240
Cash, cash equivalents and restricted cash, beginning of period (1)	31,402	24,162
Cash, cash equivalents and restricted cash, end of period (1)	$3,559	$31,402
(1) Cash and cash equivalents included restricted cash of $1,800, $2,318, and $1,375 at December 31, 2022, 2021, and 2020, respectively

NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information
Income taxes paid	$211	$400
Interest paid	6,225	5,628
Noncash transactions:
Purchases of property and equipment, including internal-use software	103	118
Common stock issued in Exchange for 2016 Notes	—	10,000
Restricted cash is included in the financial statement line items noted below at December 31, 2022 and 2021:

	Year Ended December 31,
Financial statement line item	2022	2021
Other current assets	$1,180	$1,180
Other assets	620	1,138
Total restricted cash	1,800	2,318

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

The Company is integrating our OpenNMS business with NantHealth’s software portfolio and service offerings, as well as expanding the Company’s capabilities in cloud, SaaS, and AI technologies, providing customers with services to maintain reliable network connections for critical data flows that enable patient data collaboration and decision making at the point of care. At the same time, this transaction will allow the Company to expand penetration of OpenNMS services in the healthcare industry.
As of December 31, 2022, the Company conducted the majority of its operations in the United States, Canada, and the United Kingdom.
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

The Company has incurred significant losses and negative cash flows from operations. As of December 31, 2022, the Company had cash and cash equivalents of $1,759 and an accumulated deficit of $1,120,676. The Company had a net loss of $67,779 and used cash of $32,264 for operating activities for the year ended December 31, 2022. In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

As a result of continuing anticipated operating cash outflows the Company believes that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financing. Highbridge Capital Management, LLC and its affiliates (“Highbridge”) and Nant Capital, LLC (“Nant Capital”) have agreed to consent to amendments to certain of our existing debt agreements in order to enhance our liquidity, and have confirmed their collective intent and ability to make additional loans to us to the extent necessary to support our operations in the manner currently conducted through May 17, 2024. Management believes that this agreement and intent alleviates such substantial doubt. Nant Capital is an affiliate of Dr. Patrick Soon-Shiong, our CEO. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. The Company may also consider selling off components of its business. Without additional funds, the Company may choose to delay or reduce its operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the Company's existing products as well as products in development, the Company may need additional funds to meet its needs sooner than planned. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including promissory notes with Nant Capital and affiliates, convertible notes, the sale of its common stock, and proceeds from the sale of components of its business.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Nasdaq Delisting
On October 31, 2022, we received a notice (the “MVPHS Notice”) from Nasdaq informing us that we are not in compliance with the minimum $15,000 market value of publicly held shares requirement for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(b)(2)(C) (the “Public Float Requirement”). The MVPHS Notice had no immediate effect on our Nasdaq listing or trading of our common stock.

In accordance with Listing Rule 5810(c)(3)(D), we have a period of 180 calendar days, or until May 1, 2023, to regain compliance with the Public Float Requirement. If, at any time before May 1, 2023, the market value of our Publicly Held shares of common stock closes at $15,000 or more for at least 10 consecutive business days, Nasdaq will provide written notification to us that we have regained compliance with the Public Float Requirement.

If we do not regain compliance with the Public Float Requirement by May 1, 2023, Nasdaq will provide written notification to us that our common stock may be delisted. At that time, we may appeal the delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our common stock would remain listed pending the panel’s decision. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination to the panel, such appeal would be successful.

We intend to monitor the market value of our common stock and may, if appropriate, consider available options to regain compliance with the Public Float Requirement.
Reverse Stock Split
In August 2022, our Board of Directors approved a reverse stock split of our common stock at a ratio of 1-for-15. On December 15, 2022, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to effect a 1-for-15 reverse stock split of our common stock. As a result of the reverse stock split, every 15 shares of our issued or outstanding pre-reverse split common stock was combined into one share of common stock. No fractional shares were issued upon the reverse stock split. On December 16, 2022, our common stock began trading on a split-adjusted basis on the Nasdaq Stock Market.

There was no change to the shares authorized or in the par value per share of $0.0001 in connection with the reverse stock split. All historical per share data, number of shares outstanding and other common stock equivalents for the periods presented in the accompanying Consolidated Financial Statements and Notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.
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
The Company has elected to account for forfeitures when they occur. Cash paid by the Company when directly withholding shares for tax withholding purposes is classified as a financing activity in the Consolidated Statements of Cash Flows (see Note 13 and Note 15).
Change in Fair Value of Bookings Commitment
The Company has classified the Bookings Commitment assumed upon the disposal of the provider/patient engagement solutions business described in Note 10 as part of accrued and other current liabilities and other liabilities in the Consolidated Balance Sheets. This liability is subject to re-measurement at each balance sheet date, and the Company recognizes any changes in fair value within other income/expense, net. The fair value of the liability is estimated using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The change in the fair value of this liability is primarily due to changes in the costs of debt based on a yield curve and the passage of time (see Note 10).

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at December 31, 2022, the fair value of the liability would increase by $3,423.
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
Cash and Cash Equivalents
The Company considers all unrestricted, highly liquid investments with an initial maturity of three months or less to be cash equivalents. These amounts are stated at cost, which approximates fair value. At December 31, 2022 and 2021, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. Cash and cash equivalents are maintained at stable financial institutions, generally at amounts in excess of federally insured limits, which represents a concentration of credit risk. The Company has not experienced any losses on deposits of cash and cash equivalents to date.

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
Concentrations of Risk
The following table summarizes the number of customers that individually comprise greater than 10% of revenues and/or 10% of accounts receivable, and their aggregate percentages of total revenues and total billed and unbilled accounts receivable:

Period	Significant Customers	Percentage of Total Revenues			Percentage of Total Accounts Receivable
		A	B	C	A	B	C
Year Ended December 31, 2022	3	27.7%	13.0%	(1)	26.7%	(1)	16.2%
Year Ended December 31, 2021	3	22.8%	12.9%	(1)	26.2%	12.2%	13.7%
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
Property, Plant and Equipment, net

Property, plant and equipment received in connection with business combinations are recorded at fair value. Property, plant and equipment acquired in the normal course of business are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets (see Note 6). Maintenance and repairs are charged to expense as incurred while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Property, plant and equipment is tested for impairment, and depreciation estimates and methods are reviewed, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
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
Deferred Revenue
The Company records deferred revenue when it receives cash from customers prior to meeting the applicable revenue recognition criteria. The Company uses judgment in determining the period over which the deliverables are recognized as revenue. As of December 31, 2022 and 2021, current and non-current deferred revenue are comprised of deferrals for fees related to SaaS arrangements, technical support and maintenance, services and other revenue. Non-current deferred revenue as of December 31, 2022 is expected to be recognized in a period more than 12 months after that date.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. There were revenues of $2,770 and $1,408 recognized during the years ended December 31, 2022 and 2021, respectively, that were included in the deferred revenue balance at the beginning of the period.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $686 and $810 at December 31, 2022 and December 31, 2021, respectively, and amortization during the years ended December 31, 2022 and 2021 was $549 and $860, respectively.

Where management is not able to conclude that the costs of a contract will be recovered, costs to obtain the contract are expensed as incurred.
Performance Obligations
As of December 31, 2022, the Company has allocated a total transaction price of $2,377 to unfulfilled performance obligations that are expected to be fulfilled within eight years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.
Note 4. Accounts Receivable, net
Accounts receivable are included in the Consolidated Balance Sheets net of the allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts for the years ended December 31, 2022 and 2021 is as follows:

	Balance at beginning of the period	Additions to expense	(Write offs) / Recoveries	Balance at end of the period
Year ended December 31, 2022	$2	20	(7)	$15
Year ended December 31, 2021	$44	28	(70)	$2

Note 5. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Prepaid expenses	$1,574	$2,256
Restricted cash	1,180	1,180
Securities litigation insurance receivable	1,250	—
Other current assets	398	574
Prepaid expenses and other current assets	$4,402	$4,010

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Accrued and other current liabilities of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Payroll and related costs	$7,949	$8,545
Accrued liabilities	4,279	2,640
Booking Commitment (see Note 10)	2,153	1,661
Securities litigation and cyber estimated liability	1,470	—
Interest payable	703	703
Operating lease liabilities	2,105	1,912
Other accrued and other current liabilities	1,347	897
Accrued and other current liabilities	$20,006	$16,358
Note 6. Property, Plant and Equipment, net
Property, plant and equipment, net as of December 31, 2022 and 2021 consisted of the following:

		December 31,
	Useful life (in years)	2022	2021
Computer equipment and software	3 - 5	$7,592	$9,267
Furniture and equipment	5 - 7	1,054	1,060
Leasehold and building improvements (1)		3,776	3,821
Property, plant, and equipment, excluding internal-use software		12,422	14,148
Less: Accumulated depreciation and amortization		(11,073)	(10,857)
Property, plant and equipment, excluding internal-use software, net		1,349	3,291
Internal-use software	3	49,479	43,314
Construction in progress - Internal-use software		1,464	1,082
Less: Accumulated depreciation and amortization - internal-use software		(39,909)	(35,321)
Internal-use software, net		11,034	9,075
Property, plant and equipment, net		$12,383	$12,366
(1) Useful lives for leasehold and building improvements represent the term of the lease or the estimated life of the related improvements, whichever is shorter.
Depreciation expense from continuing operations was $6,513 and $5,932 for the years ended December 31, 2022 and 2021, respectively, of which $4,592 and $4,027, respectively, related to internal-use software costs.

Amounts capitalized to internal-use software related to continuing operations for the years ended December 31, 2022 and 2021 were $6,713 and $4,727, respectively.
Note 7. Intangible Assets, net
The Company’s definite-lived intangible assets as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022
	Customer Relationships	Developed Technologies	Trade Name	Installed User Base	Total
Gross carrying amount	$53,000	$34,500	$3,300	$1,400	$92,200
Accumulated amortization	(24,794)	(33,319)	(3,238)	(739)	(62,090)
Intangible assets, net	$28,206	$1,181	$62	$661	$30,110

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2021
	Customer Relationships	Developed Technologies	Trade Name	Installed User Base	Total
Gross carrying amount	$53,000	$34,500	$3,300	$1,400	$92,200
Accumulated amortization	(21,161)	(28,331)	(3,163)	(506)	(53,161)
Intangible assets, net	$31,839	$6,169	$137	$894	$39,039

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations was $8,930 and $8,930 for the years ended December 31, 2022 and 2021, respectively.
The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of December 31, 2022 is as follows:

Amounts
2023	$4,346
2024	4,283
2025	4,147
2026	3,467
2027	3,467
Thereafter	10,400
Total future intangible amortization expense	$30,110
Note 8. Goodwill
Goodwill as of both December 31, 2022 and 2021 was $98,333. The Company's single reporting unit had a negative carrying value therefore the Company did not record any goodwill impairments in either 2022 or 2021.
Note 9. Convertible Notes
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
On April 13, 2021, in connection with the Exchange Agreement, the Company paid Cambridge $91 for accrued and unpaid interest and issued 112,612 shares of the Company’s common stock at $44.40 per share, representing the closing price of the Company’s common stock on April 13, 2021. The Company recorded a loss on exchange of the 2016 Notes with Cambridge and a decrease to unamortized debt discount and deferred financing offering costs of $18.

On April 14, 2021, in connection with the Exchange Agreement, the Company paid Highbridge $92 for accrued and unpaid interest and issued 128,452 shares of the Company’s common stock at $38.925 per share, representing the closing price of the Company’s common stock on April 14, 2021. The Company recorded a loss on exchange of the 2016 Notes with Highbridge and a decrease to unamortized debt discount and deferred financing offering costs of $44.

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

The conversion rate of the 2021 Notes is 17.3250 shares of common stock per $1 principal amount of 2021 Notes (which is equivalent to a conversion price of approximately $57.72 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events in accordance with the terms of the 2021 Indenture but will not be adjusted for accrued and unpaid interest.

Holders of the 2021 Notes may convert all or a portion of their 2021 Notes, in multiples of $1 principal amount, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the 2021 Notes will be settled in cash, shares of the Company's common stock or any combination thereof at the Company's option. As of December 31, 2022 the remaining life of the 2021 Notes is approximately 40 months.

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

See Note 12 Commitments and Contingencies for default provisions.

The following table summarizes the parties involved in the issuance of the convertible notes and their respective balances in the Company's Consolidated Balance Sheets as of December 31, 2022 and 2021:

	Related party	Others	Total
2021 Notes:
Balance as of December 31, 2022
Gross proceeds	$62,500	$75,000	$137,500
Unamortized debt discounts and deferred financing offering costs	(165)	(317)	(482)
Net carrying amount	$62,335	$74,683	$137,018

2021 Notes:
Balance as of December 31, 2021
Gross proceeds	$62,500	$75,000	$137,500
Unamortized debt discounts and deferred financing offering costs	(232)	(397)	(629)
Net carrying amount	$62,268	$74,603	$136,871

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table sets forth the Company's interest expense incurred for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022			2021
	Related party	Others	Total	Related party	Others	Total
Accrued coupon interest expense	$2,813	$3,375	$6,188	$1,898	$2,278	$4,176
Amortization of debt discounts	—	—	—	21	119	140
Amortization of deferred financing offering costs	67	80	147	57	426	483
Total convertible notes interest expense	$2,880	$3,455	$6,335	$1,976	$2,823	$4,799

Note 10. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$36,863	$—	$—	$36,863

	December 31, 2021
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$34,474	$—	$—	$34,474

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. The Company also agreed that Allscripts shall receive at least $500 per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, the Company shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. As of December 31, 2022 and December 31, 2021, the accrued Annual Minimum Commitment was $1,700 and $1,200, respectively. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement.

The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business, using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 12% and 13% at December 31, 2022 and 11% at December 31, 2021. The change in fair value is recorded within other expense, net in the Company's Consolidated Statements of Operations.

The fair value of the Bookings Commitment is dependent on management's estimate of the probability of success on individual opportunities and the cost of debt applied in discounting the liability. The higher the probability of success on each opportunity, the lower the fair value of the Bookings Commitment liability. The lower the cost of debt applied, the higher the value of the liability.
Convertible Note derivative liability

In December 2016, the Company issued $107,000 in aggregate principal amount of 2016 Notes due December 15, 2021, of which $10,000 issued to a related party (see Note 9). The 2016 Notes include an interest make-whole feature whereby if a note holder converts any of the Convertible Notes one year after the last date of original issuance of the 2016 Notes, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present values of the scheduled payments, computed using a discount rate equal to 2.0%, of interest that would have been made on the 2016 Notes to be converted had such 2016 Notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the 2016 Notes had not been so converted. The Company may pay any interest make-whole payment either in cash or in shares of its common stock, at the Company’s election as described in the Indenture. The Company has determined that this feature is an embedded derivative.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the years ended December 31, 2022 and 2021:

	December 31, 2021	Transfers in (out) (1)	Change in fair value recognized in earnings	December 31, 2022
Liabilities
Bookings Commitment	34,474	(500)	2,889	36,863
	$34,474	$(500)	$2,889	$36,863

	December 31, 2020	Transfers in (out) (1)	Change in fair value recognized in earnings	December 31, 2021
Liabilities
Interest make-whole derivative - related party and others	$4	$—	$(4)	$—
Bookings Commitment	32,651	(500)	2,323	34,474
	$32,655	$(500)	$2,319	$34,474
(1) Transfers out of the Bookings Commitment fair value liability relates to the Annual Minimum Commitment, which was recorded in accrued and other current liabilities.
Fair Value of Convertible Notes held at amortized cost
As of December 31, 2022 and 2021, the fair value and carrying value of the Company's convertible notes were:

	Fair value	Carrying value	Face value
2021 Notes
Balance as of December 31, 2022
Related party	$48,125	$62,335	$62,500
Others	57,750	74,683	75,000
	$105,875	$137,018	$137,500

	Fair value	Carrying value	Face value
2021 Notes
Balance as of December 31, 2021
Related party	$51,466	$62,268	$62,500
Others	61,760	74,603	75,000
	$113,226	$136,871	$137,500

The fair value of the 2021 Notes was determined by using unobservable inputs that are supported by minimal non-active market activity and that are significant to determining the fair value of the debt instrument. The fair value is level 3 in the fair value hierarchy.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 11. Leases
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

In June 2022, the Company entered into a sublease for 27 percent of our Boston office space which commenced in October 2022. The Company recorded an ROU asset impairment charge in the third quarter of 2022 of $208, which was the amount by which the carrying value of the ROU asset allocated to the sublease exceeded the fair value. The Company estimated the fair value of the ROU asset using an income approach based on the net present value of the sublease rental income during the sublease term. The ROU asset impairment charge is included in other income (expense), net.

Lease expense, charged to selling, general and administrative expense, for the year ended December 31, 2022 and 2021 consisted of:

	Year Ended December 31,
	2022	2021
Operating lease cost	$2,210	$2,308
Short-term lease cost	666	738
Variable cost	395	590
Sublease income	(52)	(74)
Total lease cost	$3,219	$3,562

Other information regarding the Company's leases:

	Year Ended December 31,
	2022	2021
Operating cash flows for operating leases	$(2,653)	$(2,717)
Weighted average remaining lease term - operating leases	3.5 years	4.3 years
Weighted average discount rate - operating leases	11%	11%

As of December 31, 2022 and 2021, the Company had no finance leases. As of December 31, 2022, the remaining lives of the Company's operating leases ranged from one to eight years.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Maturities of the Company's operating leases at December 31, 2022 were as follows:

Amounts
2023	$2,657
2024	2,503
2025	650
2026	589
2027	427
Thereafter	660
Total future minimum lease payments	7,486
Less: imputed interest	(1,327)
Total	$6,159
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$2,105
Operating lease liabilities	4,054
$6,159
Note 12. Commitments and Contingencies
The Company's principal commitments consist of obligations under its outstanding debt obligations, noncancellable leases for its office space and certain equipment and vendor contracts to provide research services, and purchase obligations under license agreements and reseller agreements.
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of Nant Capital to fund the acquisition of NaviNet (see Note 17). On May 9, 2016 and December 16, 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On April 27, 2021, in connection with the issuance of the 2021 Notes, we entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes (see Note 9).
Indenture Obligations Under 2016 and 2021 Notes
On December 21, 2016, the Company entered into the Indenture relating to the issuance of the 2016 Notes, by and between the Company and U.S. Bank National Association the Trustee. The interest rates are fixed at 5.5% per year, payable semi-annually on June 15th and December 15th of each year, beginning on June 15, 2017. The 2016 Notes matured on December 15, 2021 and were fully repaid (see Note 9).

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Securities and Derivative Litigation
In April 2018, two putative shareholder derivative actions, captioned Engleman v. Soon-Shiong, Case No. 2018-0282, and Petersen v. Soon-Shiong, Case No. 2018-0302 were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in the Deora action but asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets (which Petersen subsequently withdrew), and unjust enrichment. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020. On June 29, 2021, the Court granted the Unopposed Motion to Substitute Lead Plaintiff, following Plaintiff Petersen’s sale of his NantHealth stock, and appointed Engleman as Lead Plaintiff. On September 26, 2022, the parties filed with the Court a Stipulation for Compromise and Settlement to resolve the consolidated action in exchange for (i) the payment of $400, to be funded by the Company's insurance carriers, to offset the Company’s contribution to the settlement of the Deora action, and (ii) agreeing to implement certain corporate governance reforms. Additionally, the Company agreed to pay an award of attorneys’ fees and expenses to counsel for Lead Plaintiff in an amount of $1,250, to be funded by the Company's insurance carriers. The Court approved the settlement on January 10, 2023 and, as a result, the consolidated derivative action was dismissed. The Company is required to implement the settlement’s corporate governance reforms within 60 days following the approval. The settlement payment was received in January 2023.
Insurance
We purchase property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

In addition, we also purchase cyber liability insurance from third parties. In August 2022, the Company became aware of unauthorized activity in a customer’s account, which involved fraudulent redirections of payments, unauthorized access to certain protected health information, and caused us to incur costs to respond to the incident. The Company took immediate steps to contain the incident and enhanced its security measures to prevent any further unauthorized access. The Company also retained forensic information technology firms and legal counsel to investigate the incident. Approximately $100 in legal and professional fees have been incurred as part of our response and investigation into this incident and these costs are included in accrued and other current liabilities as of December 31, 2022 on the Consolidated Balance Sheets.

While the investigation is ongoing, the Company cannot be certain of the magnitude of a particular outcome, but recorded an estimated liability of $220 for possible claims tied to this incident, which is included in accrued and other current liabilities on the Consolidated Balance Sheets at December 31, 2022. There is a reasonable possibility of losses in excess of the amount accrued although the amount of such reasonably possible losses cannot be determined and the Company believes it would have the ability to recover any such losses from its insurance coverage.

The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at December 31, 2022 and 2021 was $1,250 and $0, respectively, and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 13. Income Taxes
The amount of loss before taxes from continuing operations is as follows:

	Year Ended December 31,
	2022	2021
U.S. loss before taxes	$(68,683)	$(58,928)
Foreign income before taxes	587	459
Loss before income taxes	$(68,096)	$(58,469)

The components of the (provision for) benefit from income taxes are presented in the following table:

	Year Ended December 31,
	2022	2021
Current:
Federal	—	—
State	$177	$89
Foreign	84	68
Total current provision	261	157
Deferred:
Federal	(2)	(2)
State	(515)	(45)
Foreign	(61)	(13)
Total deferred benefit	(578)	(60)
Less: (Benefit from) provision for income taxes from discontinued operations, net	—	—
Provision for (benefit from) income taxes from continuing operations, net	$(317)	$97

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

	Year Ended December 31,
	2022	2021
United States federal tax at statutory rate	21.00%	21.00%
Items affecting federal income tax rate:
State tax, net of federal benefit	3.50%	6.51%
Valuation allowance	(27.13)%	(37.34)%
R&D credit	2.38%	9.47%
NOL expiration	(1.73)%	(1.69)%
State differential	1.52%	—%
Other adjustments	0.93%	1.89%
Effective income tax rate	0.47%	(0.16)%

On June 29, 2020, the state of California enacted Assembly Bill No. 85 ("AB 85") suspending California net operating loss utilization and imposing a cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020, 2021 and 2022. There was no material impact from the provisions of AB 85 for the years ended December 31, 2022 and 2021.
As of December 31, 2022 and 2021, the Company had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. The Company intends to continue to reinvest its foreign earnings indefinitely and does not expect to incur any significant taxes related to such amounts.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred income tax assets:
Accounts payable and accrued expenses	$11,387	$10,786
163(j) interest limitation	14,131	10,693
Deferred revenue	291	159
Allowance for doubtful accounts	88	83
Property, plant and equipment, net	490	396
Intangibles	592	125
Section 174 capitalized R&D	5,946	—
Investments	61,096	60,185
Stock-based compensation	2,530	1,612
Operating lease liabilities	1,667	2,249
Research and development tax credits	7,900	5,533
Net operating loss carryforwards	121,998	119,486
Less: Valuation allowance	(205,552)	(187,075)
Total deferred income tax assets	22,564	24,232
Deferred income tax liabilities:
State taxes	(8,932)	(7,867)
Intangible assets, net	(12,901)	(15,535)
Convertible notes	—	—
Deferred costs to obtain a customer contract	(173)	(226)
Capitalized labor costs	(237)	(344)
Other	(368)	(361)
Operating lease right-of-use assets	(1,159)	(1,674)
Total deferred income tax liabilities	(23,770)	(26,007)
Deferred income taxes, net	$(1,206)	$(1,775)

The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, the Company concluded that except for the deferred tax liability recorded on amortization of certain goodwill due to its indefinite life and deferred tax liability in excess of deferred tax asset for certain separate state and city jurisdictions, it should record a full valuation allowance against all other net deferred income tax assets at December 31, 2022 and 2021 as none of these deferred income tax assets were more likely than not to be realized as of the balance sheet dates. However, the amount of the deferred income tax assets considered realizable may be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present. Based on the level of historical operating results the Company has recorded a valuation allowance of $205,552 and $187,075 as of December 31, 2022 and 2021, respectively. The change in the valuation allowance for the years ended December 31, 2022 and 2021 were increases of $18,477 and $23,356, respectively, which were mainly driven by losses from which the Company cannot benefit. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital is $358.

As of December 31, 2022, the Company had federal and state NOL carryforwards of $461,012 and $333,515, respectively, available to offset taxable income in tax year 2023 and thereafter. Of the $461,012 in Federal NOL carryforwards, $112,276 can be carried forward indefinitely and the remaining NOL carryforwards start to expire in 2023. Of the $333,515 in state NOL carryforwards $23,049 can be carried forward indefinitely and the remaining start to expire in 2023.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of December 31, 2022, the Company also had Federal research tax credit carryforwards of $8,442. The Federal research tax credit carryforwards expire beginning in 2037.

The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2017 or prior; however, its tax attributes, such as NOL carryforwards and tax credits, are still subject to examination in the year they are used.

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

A summary of changes to the amount of unrecognized tax benefits is as follows:

2022
Unrecognized tax benefits as of December 31, 2021	$1,123
Increases related to prior year tax positions taken during the current year	68
Increases related to current year tax positions taken during the current year	190
Unrecognized tax benefits as of December 31, 2022	$1,381

The Company records a tax benefit from uncertain tax positions only if it is more likely than not the tax position will be sustained with the taxing authority having full knowledge of all relevant information. The Company records a reduction to deferred tax assets for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first period that the more-likely-than-not threshold is not met. For the years ended December 31, 2022 and December 31, 2021, the Company recorded unrecognized tax benefits of $1,381 and $1,123, respectively related to Federal Research and Development tax credits recognized in 2022 and 2021, respectively.

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, there were no material interest and penalties associated with unrecognized tax benefits recorded in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets. Any changes to unrecognized tax benefits recorded as of December 31, 2022 that are reasonably possible to occur within the next 12 months are not expected to be material.

Note 14. Stockholders’ Equity (Deficit)
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of December 31, 2022 and 2021, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no outstanding shares of preferred stock.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In August 2022, our Board of Directors approved a reverse stock split of our common stock at a ratio of 1-for-15, which became effective on December 15, 2022. Accordingly, all stock, equity award, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods presented.

On April 13, 2021, the Company exchanged with Cambridge and Highbridge, $10,000 principal of the 2016 Notes ($5,000 with each party, respectively), for 112,612 and 128,452 common shares, respectively (See Note 9).

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

Note 15. Stock-Based Compensation
In August 2022, our Board of Directors approved a reverse stock split of our common stock at a ratio of 1-for-15, which became effective on December 15, 2022. Accordingly, all stock, equity award, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods presented.

The following table reflects the components of stock-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Year Ended December 31,
	2022	2021
Stock options:
Cost of revenue	$152	$188
Selling, general and administrative	3,891	3,012
Research and development	475	424
Total stock options stock-based compensation expense	4,518	3,624
Restricted stock units:
Selling, general and administrative	107	128
Total restricted stock units stock-based compensation expense	107	128
Related party share based payments
Selling, general and administrative	19	67
Research and development	21	68
Total related party stock-based compensation expense	40	135

Total stock-based compensation expense	4,665	3,887
Amount capitalized to internal-use software	103	118
Total stock-based compensation cost	$4,768	$4,005
2016 Equity Incentive Plan
In May and June of 2016, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2016 Equity Incentive Plan (the "2016 Plan”) in connection with the Company’s IPO. The 2016 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 1,853,333 shares of common stock were reserved for issuance pursuant to the 2016 Plan. There are 654,937 shares available to be issued under the 2016 plan as of December 31, 2022.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company intends to settle all vested restricted stock unit payments held by United States-based participants, except for certain awards to the Chief Operating Officer, in shares of the Company’s common stock and the Company classify these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States, and those awards agreed with participants to be settled in cash, will be settled in cash and are classified within accrued and other current liabilities in the Consolidated Balance Sheets as of December 31, 2022 and 2021. In order to satisfy payroll withholding tax obligations triggered by the issuance of shares of common stock to holders of restricted stock units, the Company issues recipients a net lower number of shares of common stock to satisfy tax withholding obligations and remitted a cash payment for the related withholding taxes.
Stock Options
Stock-based compensation expense is calculated based on the grant date fair value of the award and the attribution of that cost is being recognized ratably over requisite service periods of 1 to 4 years. Stock options expire ten years from the date of grant. Because we do not have a history of stock option awards to provide a reliable basis for estimating the expected term the expected term is determined using the "simplified method", whereby the expected term equals the arithmetic average of the vesting terms and the original contractual term of the option . The Company has utilized the Black-Scholes option-pricing model to determine the fair value of stock options based on the closing price of the Company’s common stock on the NASDAQ Composite Index on the date of grant.

The following table summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant-date fair value per share:

	Year Ended December 31,
	2022	2021
Expected volatility	70.89%	70.37%
Expected term to exercise from grant date	5.6 years	6.0 years
Risk-free rate	3.20%	0.94%
Expected dividend yield	—%	—%
Weighted-average grant-date fair value per share of options	$5.42	$5.97
The following table summarizes the activity related to stock options during the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Stock options outstanding - December 31, 2020	665,317	$32.7	9.1 years	$13,372
Granted	472,655	$29.98
Exercised	(33,627)	$8.25		$915
Forfeited	(139,328)	$42.06		$743
Stock options outstanding - December 31, 2021	965,017	$30.87	8.8 years	$1,987
Granted	30,330	$8.57
Exercised	(3,000)	$8.25		$14
Forfeited	(88,248)	$33.62		$4
Stock options outstanding - December 31, 2022	904,099	$29.93	7.9 years	$—
Stock options exercisable - December 31, 2022	517,842	$26.05	7.5 years	$—
As of December 31, 2022, the number, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of the Company's aggregate stock options that either had vested or are expected to vest approximate the corresponding amounts for stock options outstanding.
As of December 31, 2022, the Company had $7,002 of unrecognized stock-based compensation expense related to the stock options. This cost is expected to be recognized over a weighted-average period of 1.6 years.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company settles all exercised stock options by issuing shares of the Company's common stock without netting down the portion related to payroll withholding tax obligations.

Restricted Stock Units

The grant date fair value of the restricted stock units is determined based on the closing price of the Company’s common stock on the NASDAQ Composite Index on the date of grant. Each grant of restricted stock units made to a participant vests over a requisite service period of 1 to 4 years. The Company intends to settle all vested restricted stock unit payments held by United States-based participants in shares of the Company’s common stock and classifies these awards as equity awards in its Consolidated Balance Sheets. Awards held by participants who are based outside of the United States will be settled in cash and are classified within accrued and other current liabilities in the Consolidated Balance Sheets as of December 31, 2022 and 2021.

The following table summarizes the activity related to the unvested restricted stock units during the years ended December 31, 2022 and 2021:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding - December 31, 2020	16,886	$24.62
Vested	(7,906)	$22.84
Forfeited	(1,000)	$18.45
Unvested restricted stock units outstanding - December 31, 2021	7,980	$27.15
Vested	(3,990)	$27.15
Unvested restricted stock units outstanding - December 31, 2022	3,990	$27.15
Vested and unvested restricted stock units outstanding - December 31, 2022	7,980	$27.15

Unrecognized compensation expense related to unvested restricted stock units was $20 at December 31, 2022, which is expected to be recognized as expense over the weighted-average period of 0.2 years.

The total fair value of RSUs that vested during the years ended December 31, 2022 and 2021 was $108 and $385, respectively.

During the years ended December 31, 2022 and 2021, the Company issued 0 and 6,669 shares, respectively, of common stock to participants of the 2016 Plan based in the United States, after withholding approximately 0 and 1,237 shares, respectively, to satisfy tax withholding obligations. The Company made a cash payment of $0 and $50 to cover employee withholding taxes upon the settlement of these vested restricted stock units during the years ended December 31, 2022 and 2021, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 16. Net Income (Loss) Per Share
In August 2022, our Board of Directors approved a reverse stock split of our common stock at a ratio of 1-for-15, which became effective on December 15, 2022. Accordingly, all stock, equity award, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods presented.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock attributable to NantHealth for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net income (loss) per share numerator:
Net income (loss) from continuing operations	$(67,779)	$(58,566)
Net income (loss) attributable to noncontrolling interests	—	(284)
Net income (loss) from continuing operations attributable to NantHealth	(67,779)	(58,282)
Income (loss) from discontinued operations, net of tax, attributable to NantHealth	—	23
Net income (loss) for basic and diluted net loss per share	$(67,779)	$(58,259)

Weighted-average shares for basic net income (loss) per share	7,702,872	7,609,906
Effect of dilutive securities	—	—
Weighted-average shares for dilutive net income (loss) per share	7,702,872	7,609,906

Basic and diluted net income (loss) per share attributable to NantHealth:
Continuing operations - common stock	$(8.80)	$(7.66)
Total net income (loss) per share - common stock	$(8.80)	$(7.66)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2022	2021
Unexercised stock options	904,099	965,017
Unvested restricted stock units	3,990	7,980
Convertible notes	2,382,190	2,382,190

Note 17. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the "Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the years ended December 31, 2022 and 2021, the Company recognized an expense of $1,328 and income of $561, respectively, in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Nant Capital Note Purchase Agreement
On April 13, 2021, the Company entered into a Note Purchase Agreement with Nant Capital to issue and sell $62,500 in aggregate principal amount of its 2021 Notes (see Note 9). The accrued and unpaid interest on the 2021 Notes held by Nant Capital was $689 at December 31, 2022 and $586 at December 31, 2021, respectively, and was included as part of current related party payables, net in the Consolidated Balance Sheets.
Related Party Receivables and Payables
As of December 31, 2022 and 2021, the Company had related party receivables, net of related party payables, of $1,413 and $1,518, respectively, primarily consisting of a receivable from Ziosoft KK of $1,041 and $1,144, respectively, which was related to the sale of Qi Imaging. As of December 31, 2022 and 2021, the Company had related party payables, net of related party receivables, and related party liabilities of $47,841 and $43,439, respectively, which primarily relate to interest payable on the $112,666 promissory note in favor of Nant Capital and amounts owed to NantWorks pursuant to the Shared Services Agreement. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of December 31, 2022 and 2021, the Company had $0 outstanding related party payables under the Second Amended Reseller Agreement. During the years ended December 31, 2022 and 2021, direct costs of $0 were recorded as cost of revenue related to the Second Amended Reseller Agreement.
Cambridge Purchase Agreement
On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge, an entity affiliated with the Company's Chairman and CEO, Dr. Soon-Shiong, to issue and sell $10,000 in aggregate principal amount of the 2016 Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 9).
On April 13, 2021, NantHealth entered into a transaction as part of the Exchange Agreement with Cambridge to exchange $5,000 principal amount of its $10,000 in existing 2016 Notes for shares of the Company’s common stock (see Note 9). On December 15, 2021, the Company paid the remaining $5,000 principal and accrued interest of $138.
Related Party Promissory Notes
In January 2016, the Company executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Soon-Shiong, our Chairman and CEO. As of December 31, 2022, the total advances made by Nant Capital to the Company pursuant to the note was approximately $112,666. On May 9, 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the 2016 Notes, the Company entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between NantHealth and Nant Capital, to, among other things, extend the maturity date of the Nant Capital Note to June 15, 2022 and to subordinate the Nant Capital Note in right of payment to the 2016 Notes. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. When a repayment is made, Nant Capital has the option, but not the obligation, to require NantHealth to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by the Company, shares of its common stock based on a per share price of $279.1890 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between NantHealth and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.
On March 3, 2017, NantHealth Labs (formerly Liquid Genomics, Inc.), executed a promissory note with NantWorks. The principal amount of the advance made by NantWorks totaled $250 as of December 31, 2022. On June 30, 2017, the promissory note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due on demand. The note bears interest at a per annum rate of 5.0%, compounded annually. As of December 31, 2022, the total interest outstanding on this note amounted to $82 and is included in related party payables, net.
On August 8, 2018, the Company executed a promissory note in favor of Nant Capital, with a maturity date of June 15, 2022. On December 31, 2021, the Company executed an agreement with Nant Capital to amend and restate the original promissory note, allowing it to request advances up to a maximum commitment of $125 that bears interest at a per annum rate of 5.5%, extended the maturity date to December 31, 2023, and created an option for the securitization of the debt under the promissory note upon full repayment of the 2016 Notes. Interest payments on outstanding amounts are due on December 15th of each calendar year. The promissory note includes customary negative covenants. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company and Nant Capital entered into a Second Amended and Restated Promissory Note which amends and restates its promissory note, dated August 8, 2018, as amended on December 31, 2021, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to December 31, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes. The ability to request advances against this note expired as of December 31, 2022 and no advances had been made under the promissory note prior to expiration. As of December 31, 2022, the Company was in compliance with all covenants.
On October 3, 2022, the Company entered into an unsecured subordinated promissory note (the “Airstrip Note”) with Airstrip Technologies, Inc., a Delaware corporation (“Airstrip”), whereby AirStrip loaned $4,000 to the Company. AirStrip is an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman of the Board of Directors (the "Board") and Chief Executive Officer. The Airstrip Note contains an 8.5% interest rate compounded annually and a maturity date of October 31, 2026. The payment of the Airstrip Note shall be subordinated and subject in right of payment to the prior payment in full of all Senior Debt.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On November 21, 2022, the Company entered into an unsecured subordinated promissory note (the “2022 Nant Capital Note”) with Nant Capital, whereby Nant Capital loaned $7,000 to the Company. Nant Capital is an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman of the Board of Directors and Chief Executive Officer. The 2022 Nant Capital Note contains an interest rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus 8.5% per annum, compounded annually and a maturity date of October 31, 2026. The Nant Capital Note also contains semiannual interest payments due on April 15th and October 15th of each year. The payment of the 2022 Nant Capital Note shall be subordinated and subject in right of payment to the prior payment in full of all Senior Debt.
Related Party Share-based Payments
On December 21, 2020, ImmunityBio, Inc. (formerly known as NantKwest, Inc.) ("ImmunityBio"), NantCell, and Nectarine Merger Sub, Inc., a wholly owned subsidiary of ImmunityBio, entered into an Agreement and Plan of Merger, which was completed on March 9, 2021 (the "Merger"). The newly merged entity is majority owned by entities controlled by Dr. Soon-Shiong, Chairman and Chief Executive Officer of the Company. On March 4, 2021, prior to the Merger, NantCell awarded restricted stock units to its employees and employees of Immunity Bio, including certain NantHealth employees, which vest over defined service periods, subject to completion of a liquidity event. At the effective time of the Merger on March 9, 2021, the performance condition was met and each share of common stock of NantCell that was issued and outstanding immediately prior to the Merger was automatically converted into the right to receive as consideration newly issued common shares of ImmunityBio. The Company accounts for these awards as compensation cost at its estimated fair value over the vesting period with a corresponding credit to equity to reflect a capital contribution from, or on behalf of, the common controlling entity, to the extent that those services provided by its employees associated with these awards benefit NantHealth. The fair value is dependent on management's estimate of the benefit to NantHealth. The higher the estimate of benefit to the Company, the higher the fair value of compensation cost. The compensation cost attributed to NantHealth associated with these awards was $40 for the year ended December 31, 2022.
Note 18. Employee Retirement Plan
The Company has a qualified defined contribution plan (the “NantHealth 401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering eligible associates, including associates at certain of its subsidiaries. Associate contributions to the NantHealth 401(k) Plan are voluntary. The Company contributes a 100% match up to 3.0% of the participant’s eligible annual compensation, which contribution fully vests after three years of service. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. For the years ended December 31, 2022 and 2021, the Company’s total matching contributions to the NantHealth 401(k) Plan were $702 and $608, respectively.

In the fourth quarter of 2022 the Company established a Registered Retirement Savings Plan (RRSP) for our Canadian employees, "The Group Retirement Savings Plan (RSP) for the Employees of OpenNMS Group Canada". The Company contributes a 100% match up to 5.0% of the participants eligible annual compensation. The total matching contributions to the plan were $101 for the year ended December 31, 2022.

Note 19. Subsequent Event
Credit Agreement with Nant Capital and Highbridge

On March 2, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with Nant Capital and Highbridge. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $22.5 million in a single drawdown made by the Company at closing (the “Senior Secured Term Loan Facility”). The maturity date of the Senior Secured Term Loan Facility is December 15, 2023 (the “Maturity Date”) and accrues interest at an annual rate of 13% per annum with a 1% original issue discount. The proceeds from the Senior Secured Term Loan Facility will be used by the Company to fund working capital needs, expenditures and general corporate purposes of the Company.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Concurrently with the execution of, and pursuant to, the Credit Agreement, the Company also entered into (1) a subordination agreement (the “Subordination Agreement”) with Nant Capital and Airstrip (collectively, the “Affiliated Lenders”), who are holders of certain affiliated debt of the Company, and (2) a letter agreement (the “Letter Agreement”) with certain entities affiliated with Highbridge and Nant Capital, who are holders of the 2021 Notes issued pursuant to the 2021 Indenture. The Subordination Agreement provides, among other things, that any payment of principal of, premium, if any, or interest on certain subordinated debt held by the Affiliated Lenders shall be subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as such Senior Secured Term Loan Facility is outstanding. The Letter Agreement provides that, among other things, (1) the holders of the 2021 Notes shall waive compliance with certain provisions of the 2021 Indenture, including, but not limited to, restrictions on borrowings from an affiliate lender of the Company and any current or future Default or Event of Default (as each term is defined in the 2021 Indenture) pursuant to any breach of Section 4.10 of the 2021 Indenture arising from any borrowing made by the affiliated lender to the Company, each such waiver is solely in connection with the Senior Secured Term Loan Facility, (2) prohibit the holders of the 2021 Notes from exercising any right to require the Company to repurchase any or all of the 2021 Notes upon the occurrence of a Fundamental Change (as defined in the 2021 Indenture) solely in connection with the Company’s common stock being delisted from the Nasdaq Global Select Market or similar securities exchange for a period beginning on the Closing Date (as defined in the Credit Agreement) and ending on the date that is five (5) months after the Closing Date, and (3) restricting the holders of the 2021 Notes from disposing of or otherwise transferring the 2021 Notes to any person other than an affiliate of such holder, until the approval of the Indenture Consent (as defined in the Letter Agreement).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders (the "Proxy Statement"), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website, which is located at www.nanthealth.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website, or in a current report on Form 8-K as may be required by law.

Amended and Restated Bylaws

As disclosed under Item 5.03 of our Current Report on Form 8-K filed with the SEC on June 10, 2022, on June 8, 2022, our Board of Directors, amended and restated our bylaws, effective immediately. The bylaws were amended and restated, among other things, to: (i) establish director terms limits of ten (10) years for all directors with an exception for the chairperson of the Board; (ii) require the Board to consider certain underrepresented populations when seeking candidates for nomination to the Board, including a commitment to ensure that by the end of 2023 that at least one woman and at least one member of an underrepresented community are adequately represented on the Board; (iii) limit outside board of director service for independent directors; (iv) require mandatory attendance for directors at the Company’s annual stockholder meetings; (v) require independent directors to meet certain enhanced director independence criteria in addition to the standards required by the Nasdaq Stock Market LLC; (vi) the addition of an exclusive forum selection provision so that unless we consent in writing to the selection of an alternative forum, (a) derivative actions, fiduciary duty claims and other general stockholder corporate claims must be brought exclusively in the Delaware Court of Chancery and (b) claims asserting a cause of action arising under the Securities Act of 1933, as amended, must be brought exclusively in federal district court instead of a state court, and that any person or entity purchasing or otherwise acquiring any interest in any security of the Company shall be deemed to have notice of and consented to this provision; and (vii) make other administrative, technical and conforming changes to track the language in the Delaware General Corporation Law.

The foregoing description is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which was filed as Exhibit 3.1 to our Form 8-K filed on June 10, 2022 and is incorporated herein by reference.
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

Exhibits Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37792	3.1	August 15, 2016

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NantHealth, Inc. dated as of December 15, 2022	8-K	001-37792	3.1	December 15, 2022
3.3	Amended and Restated Bylaws.	10-Q	001-37792	3.2	June 10, 2022

4.1	Description of Securities					X

4.2	Indenture dated April 27, 2021, among NantHealth, Inc., NaviNet, inc. and U.S. Bank National Association	8-K	001-37792	4.1	April 28, 2021

10.1.1+	Second Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of September 20, 2016, by and between the Registrant and NantOmics, LLC.	10-Q	001-37792	10.1	November 10, 2016

10.1.2+	Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of May 9, 2016, by and between the Registrant and NantOmics, LLC.	S-1/A	333-211196	10.1	June 1, 2016

10.1.3+	Amendment No. 2 to Second Amended and Restated NantOmics Exclusive Reseller Agreement, dated as of April 23, 2019, by and between the Registrant and NantOmics, LLC.	10-Q	001-37792	10.1.2	May 9, 2019

10.1.4	Amendment No. 3 to Second Amended and Restated NantOmics Exclusive Reseller Agreement dated as of December 31, 2020.	8-K	001-37792	10.2	January 5, 2021

10.2+	NantHealth License Agreement, dated June 19, 2015, by and between the Registrant and NantOmics, LLC, as amended.	S-1/A	333-211196	10.2	June 1, 2016

10.3#	2016 Equity Incentive Plan, as Amended and Restated, and related form agreements.					X

10.4#	2016 Executive Incentive Compensation Plan.	S-1	333-211196	10.13	May 6, 2016

10.5	Amended and Restated Promissory Note, between Registrant and Nant Capital LLC, dated May 9, 2016.	S-1/A	333-211196	10.18	May 11, 2016

10.6	Amended and Restated Promissory Note, between Registrant and NantOmics, LLC, dated May 23, 2016.	S-1/A	333-211196	10.19	May 24, 2016

10.7	Side Letter Agreement, between Registrant and NantWorks, LLC, dated May 22, 2016.	S-1/A	333-211196	10.21	May 23, 2016

10.8	Indenture, dated December 21, 2016, between NantHealth, Inc. and U.S. Bank National Association.	8-K	001-37792	10.2	December 21, 2016

10.10	Purchase Agreement, dated December 15, 2016, by and among NantHealth, Inc. and J.P. Morgan Securities LLC and Jefferies LLC, as representative of the initial purchasers named therein.	8-K	001-37792	10.1	December 21, 2016

10.11	Purchase Agreement, dated December 15, 2016, by and between NantHealth, Inc. and Cambridge Equities, L.P.	8-K	001-37792	10.2	December 21, 2016

10.12	Second Amended and Restated Promissory Note, dated December 15, 2016, by and between NantHealth, Inc. and Nant Capital LLC.	8-K	001-37792	10.3	December 21, 2016

10.13	Asset Purchase Agreement dated as of August 3, 2017, between Allscripts Healthcare Solutions, Inc. and NantHealth Inc.	8-K	001-37792	2.1	August 31, 2017

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith
10.14+	Amendment No.1 to Second Amended and Restated Reseller Agreement, dated December 18, 2017, by and between NantHealth, Inc. and NantOmics, LLC.	10-K	001-37792	10.14	March 16, 2018

10.15	Assignment Agreement, dated February 1, 2018, by and between the Company and NantOmics, LLC.	10-Q/A	001-37792	10.1	July 11, 2018

10.16	Promissory note dated August 8, 2018, by the Company to the benefit of Nant Capital, LLC.	10-Q	001-37792	10.1	August 9, 2018

10.17#	Amended and Restated Consulting Agreement dated September 12, 2018, between the Company and Mr. Bob Petrou	10-Q	001-37792	10.2	November 21, 2018

10.18***	Asset Purchase Agreement dated as of January 13, 2020, among Masimo Corporation and VCCB Holdings, Inc., and NantHealth, Inc.	10-K	001-37792	2.1	February 28, 2020

10.19	Open NMS Assignment Agreement, dated as of July 22, 2020, between the Registrant and Cambridge Equities, LP.	10-Q	001-37792	10.1	August 7, 2020

10.20	Amended and Restated Promissory Note by and between the Company and Nant Capital, LLC dated as of December 31, 2020.	8-K	001-37792	10.1	January 5, 2021

10.21	Form of Exchange Agreement by and between the Company and certain holders, dated as of April 13, 2021	8-K	001-37792	10.1	April 14, 2021
10.22	Form of Exchange Agreement by and between the Company and Cambridge Equities, L.P., dated as of April 13, 2021	8-K	001-37792	10.2	April 14, 2021
10.23	Note Purchase Agreement by and among the Company, NaviNet, Inc., and certain buyers, dated as of April 13, 2021	8-K	001-37792	10.3	April 14, 2021
10.24	Third Amended and Restated Promissory Note, dated April 27, 2021, by and between NantHealth, Inc. and Nant Capital LLC	8-K	001-37792	10.1	April 28, 2021
10.25	Second Amended and Restated Promissory Note, dated April 27, 2021, by and between NantHealth, Inc. and Nant Capital LLC	8-K	001-37792	10.2	April 28, 2021

10.26	Open Market Sale AgreementSM dated November 12, 2021, by and between NantHealth, Inc. and Jefferies LLC	8-K	001-37792	10.1	November 12, 2021

10.27	Subordinated Promissory Note by and between the Company and Airstrip Technologies, Inc. dated as of October 3, 2022	8-K	001-37792	10.1	October 6, 2022

10.28	Subordinated Promissory Note by and between the Company and Nant Capital LLC dated as of November 21, 2022	8-K	001-37792	10.1	November 28, 2022
21.1	Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (Contained on Signature Page to this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing	Filed
					Date	Herewith
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

NantHealth, Inc.

Date:	April 14, 2023

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
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

Signature	Title	Date

/s/ Patrick Soon-Shiong	Chairman, Chief Executive Officer and Director	April 14, 2023
Patrick Soon-Shiong	(Principal Executive Officer)

/s/ Bob Petrou	Chief Financial Officer	April 14, 2023
Bob Petrou	(Principal Financial and Accounting Officer)

/s/ Kirk K. Calhoun	Director	April 14, 2023
Kirk K. Calhoun

/s/ Michael Blaszyk	Director	April 14, 2023
Michael Blaszyk

/s/ Deanna Wise	Director	April 14, 2023
Deanna Wise