Form 10-K/A
period 2022-12-31
NantHealth, Inc.
filed 2023-05-01
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

The number of shares of Registrant’s common stock, $0.0001 par value per share, outstanding as of April 27, 2023 was 7,703,304.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm	Auditor Location	Firm ID:
Ernst & Young, LLP	Los Angeles, CA	PCAOB ID: 42

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend the Annual Report on Form 10-K of NantHealth, Inc., a Delaware corporation (referred to as “NantHealth,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2023 (the “Original Report”), is being filed for the purpose of including the information required to be disclosed by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K , which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report has been deleted. This Amendment hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Report. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Report. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed.

NantHealth, Inc.

NantHealth, Inc.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Composition of the Board
Our business affairs are managed under the direction of our board of directors, which is currently comprised of four (4) members. Three (3) of our current directors qualify as independent within the meaning of such term as set forth in the listing standards of The Nasdaq Global Select Market ("Nasdaq"). At each annual meeting of stockholders, the terms of each of our incumbent directors expire. The four (4) directors elected at the annual meeting will serve from the time of election and qualification until the earliest of the next annual meeting of stockholders following such election, or until their respective successors are duly elected and qualified or their earlier resignation or removal.
The following table sets forth the names, ages as of March 31, 2023 and certain other information for each of the directors:

Name	Age	Position	Director Since
Patrick Soon-Shiong, M.D., FRCS (C), FACS.	70	Chairman, Chief Executive Officer and Director	2010
Kirk K. Calhoun (1)(2)	78	Director	2016
Michael Blaszyk (1)(2)	70	Director	2015
Deanna Wise (1)	54	Director	2020

(1)    Member of our audit committee
(2)    Member of our compensation committee

Patrick Soon-Shiong, M.D., FRCS (C), FACS has served as our Chief Executive Officer and as Chairman of our board of directors since the formation of our company in July 2010. In 2011, he founded NantWorks, an ecosystem of companies to create a transformative global health information and next generation pharmaceutical development network for the secure sharing of genetic and medical information. Dr. Patrick Soon-Shiong, a physician, surgeon and scientist, has pioneered novel therapies for both diabetes and cancer, published more than 100 scientific papers, and has been granted more than 400 patents worldwide for groundbreaking advancements spanning myriad fields of technology and medicine. Dr. Soon-Shiong performed the world’s first encapsulated human islet transplant, the first engineered islet cell transplant and the first pig to man islet cell transplant in diabetic patients. He invented and developed Abraxane, the nation’s first FDA-approved protein nanoparticle albumin-bound delivery technology for the treatment of cancer. Abraxane was approved by the FDA for metastatic breast cancer in 2005, lung cancer in 2012, and pancreatic cancer in 2013. Abraxane is now approved in many countries across the globe. From 1996 to 2010, Dr. Soon-Shiong served as founder, Chairman and CEO of two global pharmaceutical companies, American Pharmaceutical Partners (sold to Fresenius SE for $4.6 billion in 2008) and Abraxis BioScience (sold to Celgene Corporation for $3.8 billion in 2010). Dr. Soon-Shiong served as interim chief executive officer of Verity Health Systems, a privately held healthcare provider company, from July 2017 to January 2018. On August 31, 2018, Verity Health and certain affiliates filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California. A patient care ombudsman was appointed under Section 333 of the Bankruptcy Code on November 14, 2018. Verity Health’s bankruptcy case remains ongoing. Dr. Patrick Soon-Shiong serves as Executive Chairman of ImmunityBio, Inc. (NASDAQ:IBRX), a publicly-traded pioneering clinical-stage immunotherapy company and an affiliate of NantHealth. Although we expect Dr. Patrick Soon-Shiong will devote on average at least 20 hours per week to our company, he will also focus on ImmunityBio, where he is Executive Chairman, and will devote time to other companies operating under NantWorks. In June 2018, Dr. Soon-Shiong became the owner and executive chairman of the Los Angeles Times, San Diego Union-Tribune, Los Angeles Times en Español and other publications under the California Times. Dr. Soon-Shiong also serves as Chairman of the Chan Soon-Shiong Family Foundation and Chairman and CEO of the Chan Soon-Shiong Institute of Molecular Medicine, a non-profit medical research organization. He was appointed by former House Speaker Paul Ryan to the Health Information Technology Advisory Committee, a committee established by the 21st Century Cures Act that advises the President and his administration on health IT policy and issues with healthcare interoperability and privacy and security, while working with key stakeholders to create standards in these areas. He previously co-chaired the CEO Council for

NantHealth, Inc.
Health and Innovation at the Bipartisan Policy Center and previously served as a member of the Global Advisory Board of Bank of America. He is an Adjunct Professor of Surgery at UCLA and a visiting Professor at the Imperial College of London. The Friends of the National Library of Medicine has honored him with their Distinguished Medical Science Award. Dr. Soon-Shiong holds a degree in medicine from the University of the Witwatersrand and a M.Sc. in science from the University of British Columbia.
We believe that Dr. Patrick Soon-Shiong is qualified to serve as a member of our board of directors due to his depth of expertise as chairman and chief executive officer of multiple multi-billion dollar companies in the life sciences industry, his broad experience in research and development of pioneering technologies and his educational background.
Kirk K. Calhoun has served as a member of our board of directors since May 2016. Mr. Calhoun joined Ernst & Young LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun has a background in auditing and accounting. He has previously served on the boards and audit committees of seven public companies in the pharmaceutical and medical diagnostic industries. Mr. Calhoun currently serves on the boards of Ryerson Holding Corporation (NYSE: RYI), a metals processor and distributor, and PLx Pharma, Inc. (NASDAQ: PLXP), a specialty pharmaceutical company focused on commercializing its unique drug delivery platform, plus three private companies, including NeuroSigma, Inc., a developer of bioelectronic products treating major neurological and neuropsychiatric disorders. Mr. Calhoun received a BS in accounting from the University of Southern California.
We believe that Mr. Calhoun is qualified to serve as a member of our board of directors because of his extensive experience and knowledge in the healthcare industry and his significant financial and accounting background.
Michael Blaszyk has served as a member of our board of directors since July 2015. Mr. Blaszyk has served as the chief financial officer and chief corporate officer for Dignity Health (formerly known as Catholic Healthcare West), a not-for-profit public benefit corporation, since December 2000. Prior to joining Dignity Health, Mr. Blaszyk was the senior vice president, community hospital group and chief financial officer for University Hospitals Health System in Cleveland, Ohio, a healthcare system, from October 1997 to December 2000. Mr. Blaszyk also previously served as the managing partner of the Northeast region Health Care Provider Consulting Practice for Mercer LLC (formerly known as William M. Mercer), a global consulting firm, and the executive vice president at Boston Medical Center, a non-profit academic medical center. Mr. Blaszyk currently serves as an Operating Partner to Beecken Petty O’Keefe & Company. Mr. Blaszyk is a director/manager for Medicus, ImmunityBio (NASDAQ: IBRX) (an affiliate of Dr. Patrick Soon-Shiong), and Health Management Associates. He received his bachelor’s degree in life sciences from Wayne State University and his master’s degree in health services administration from the University of Colorado.
We believe that Mr. Blaszyk is qualified to serve as a member of our board of directors because of his extensive experience and knowledge in the healthcare industry and his significant financial and accounting background.
Deanna Wise was appointed to our board of directors on March 11, 2020. Ms. Wise is currently the Senior Vice President and Chief Information Officer of Banner Health, a non-profit health system based in Phoenix, Arizona, having joined Banner Health in 2019. Between May 2011 and December 2018, Ms. Wise served as Executive Vice President and Chief Information Officer at Dignity Health, a California-based not-for-profit public benefit corporation. Before joining Dignity Health, between October 2006 and March 2011, Ms. Wise served as the Senior Vice President and Chief Information Officer for Vanguard Health Systems (NYSE: VHS). Prior to this role, between August 2004 and October 2006, Ms. Wise was the Chief Information Officer for Vanguard’s Abrazo Health Care Phoenix market. Prior to joining Abrazo Health Care, between November 2002 and August 2004, Ms. Wise served as the Chief Information Officer for the Maricopa County Health District. Ms. Wise earned a computer science degree from Danville Area Community College and is a Project Management Professional (PMP) certified member of the Professional Management Institute (PMI). Ms. Wise was also inducted into the 2018 CIO Hall of Fame.
We believe that Ms. Wise is qualified to serve as a member of our board of directors because of her extensive experience and knowledge in the hospital and health care industry and her extensive experience in implementing, managing and operating complex information technology systems and information security programs.

Executive Officers

Our named executive officers as of March 31, 2023 were:

NantHealth, Inc.

NantHealth, Inc.

Name	Age	Position
Patrick Soon-Shiong, M.D., FRCS (C), FACS.	70	Chairman, Chief Executive Officer and Director
Ronald Louks	58	Chief Operating Officer
Bob Petrou	51	Chief Financial Officer

Patrick Soon-Shiong, M.D., FRSC (C), FACS see the biographical information for Dr. Soon-Shiong in the section entitled “Item 10—Directors, Executive Officers and Corporate Governance—Composition of the Board.”

Ron Louks joined us as Senior Vice President, Mobile Platform Technology & Emerging Solutions in January 2017 and was appointed as Chief Operating Officer in May 2017. Prior to that, Mr. Louks was President, Devices and Emerging Solutions, at Blackberry Limited (NYSE: BB) from January 2014 to May 2016. Mr. Louks also served as Chief Executive Officer of The OpenNMS Group from August 2013 through January 2014, Chief Executive Officer of Plus 1, LLC from March 2012 to July 2013 and served as the Chief Strategy Officer of HTC Corporation from July 2010 through January 2012. In addition, Mr. Louks held many leadership positions in the technology industry prior to that, including Chief Technology Officer at Sony Ericsson. Mr. Louks received his Bachelor of Applied Science degree from McMaster University. Mr. Louks served on our board of directors from 2018 to 2020.

Bob Petrou served as our Interim Chief Financial Officer and Interim Principle Financial and Accounting Officer from September 2018 to July 2019 and become our permanent Chief Financial Officer and Principle Financial and Accounting Officer in July 2019. Mr. Petrou previously held various roles with Blackberry Limited (NYSE: BB), a telecommunications company, including Head of Finance - Mobility Solutions from 2016 to 2017, Head of Finance - HandHeld Devices and Emerging Solutions from 2014 to 2016, Sr. Director Finance, Manufacturing and Supply Chain from 2011 to 2014, Director Finance Outsourced MFG Ops from 2007 to 2011, and Plant Accountant from 2001 to 2007. Prior to Blackberry, Mr. Petrou served as Plant Accountant at Cooper Standard, an automotive component supply company, from 1999 to 2001. From 1997 to 1999, Mr. Petrou served as a Cost Accountant at Standard Products Co, an automotive component supply company. Mr. Petrou holds a Bachelor of Commerce degree in finance from the University of Guelph and is also a Chartered Professional Accountant and Certified Management Accountant.
Controlled Company Exemption
Dr. Patrick Soon-Shiong, our Chairman and Chief Executive Officer, and entities affiliated with him control a significant majority of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq listing standards. Under the Nasdaq listing standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including (1) the requirement that a majority of our board of directors consist of independent directors, (2) the requirement that we have a nominating and corporate governance committee, and (3) the requirement that the compensation committee consist solely of independent directors.
Our board of directors has determined that each of Mr. Calhoun, Mr. Blaszyk, and Ms. Wise, representing year (3) of our current four (4) directors, is “independent” as that term is defined under the rules of Nasdaq. Dr. Soon-Shiong is not considered an independent director because of his employment as our Chief Executive Officer.
These exemptions do not modify the independence requirements for our audit committee, and we satisfy the member independence requirement for the audit committee under the Nasdaq corporate governance standards and SEC rules and regulations. Audit committee members must also satisfy separate independence criteria set forth in Rule 10A-3, under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). To be considered independent for purposes of Rule 10A-3 and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. In addition, under the rules of Nasdaq, a director will only qualify as an “independent director” if, among other things, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

NantHealth, Inc.
Director Independence
Our board of directors undertook a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Mr. Calhoun, Mr. Blaszyk, and Ms. Wise, representing three (3) of our current four (4) directors, is “independent” as that term is defined under the rules of Nasdaq.
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

Role of Board in Risk Oversight Process

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through its standing committees that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure. Our audit committee is responsible for reviewing and discussing our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies with respect to risk assessment and risk management. Our audit committee also monitors compliance with legal and regulatory requirements and reviews related party transactions, in addition to oversight of the performance of our external audit function. Our board of directors monitors the effectiveness of our corporate governance guidelines. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. The board believes its leadership structure is consistent with and supports the administration of its risk oversight function.

Board Meetings and Committees

During our fiscal year ended December 31, 2022, our board of directors held seven (7) meetings (including regularly scheduled and special meetings), and each current board member attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. All of our current directors attended our 2021 annual meeting of stockholders.

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

Audit Committee

Our audit committee is comprised of Michael Blaszyk, Kirk K. Calhoun and Deanna Wise. Kirk K. Calhoun serves as the chairperson of our audit committee. Our board of directors has determined that each of the members of our audit committee is an independent director under the Nasdaq listing rules, satisfies the additional independence criteria for audit committee members and satisfies the requirements for financial literacy under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act, as applicable. Our board of directors has also determined that Kirk K. Calhoun is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under Nasdaq listing standards.

Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems and our legal and regulatory compliance. The responsibilities of our audit committee also include, among other things:

NantHealth, Inc.

•selecting and hiring the independent registered public accounting firm to audit our financial statements;
•helping to ensure the independence and performance of the independent registered public accounting firm;
•approving audit and non-audit services and fees;
•reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

•preparing the audit committee report that the SEC requires to be included in our annual proxy statement;
•reviewing reports and communications from the independent registered public accounting firm;
•reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;
•reviewing our policies on risk assessment and risk management;
•reviewing related party transactions; and
•establishing and overseeing procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter approved by our board of directors that satisfies the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. The charter is available on our website, www.nanthealth.com, under the investors tab. Our audit committee held six (6) meetings during 2022.

Compensation Committee

Our compensation committee is comprised of Michael Blaszyk and Kirk K. Calhoun. Michael Blaszyk serves as the chairperson of our compensation committee. Our board of directors has determined that each member of our compensation committee is an independent director under the current rules of Nasdaq, satisfies the additional independence criteria for compensation committee members under Rule 10C-1 and the Nasdaq listing rules, and is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act. The purpose of our compensation committee is to oversee our compensation policies, plans and benefit programs and to discharge the responsibilities of our board of directors relating to compensation of our executive officers.

Our compensation committee oversees our corporate compensation programs. The responsibilities of our compensation committee also include, among other things:

•overseeing our overall compensation philosophy and compensation policies, plans and benefit programs;
•reviewing and approving or recommending to the board for approval compensation for our executive officers and directors;
•preparing the compensation committee report that is required to be included in our annual proxy statement, if applicable; and
•administering our equity compensation plans.

Our compensation committee operates under a written charter approved by our board of directors that satisfies the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. The charter is available on our website, www.nanthealth.com, under the investors tab. Our compensation committee held five (5) meetings during 2022.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee was established in June 2022 and is comprised of Michael Blaszyk, Patrick Soon-Shiong and Deanna Wise. Dr. Soon-Shiong serves as the chairperson of our nominating and corporate governance committee. Our board of directors has determined that, with the exception of Dr. Soon-Shiong who is not independent due to his service as our Chief Executive Officer, each of Mr. Blaszyk and Ms. Wise is an independent director under the Nasdaq listing rules.

Our nominating and corporate governance committee oversees the composition of our board of directors and the governance and oversight practices of our board of directors. The responsibilities of our nominating and corporate governance committee also include, among other things:

NantHealth, Inc.
•identifying, evaluating, and selecting, or making recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;
•considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;
•evaluating the adequacy of our corporate governance practices and reporting; and
•developing and making recommendations to our board of directors regarding corporate governance guidelines and matters.

Our nominating and corporate governance committee operates under a written charter approved by our board of directors that satisfies the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. The charter is available on our website, www.nanthealth.com, under the investors tab. Our nominating and corporate governance committee held zero (0) meetings during 2022.

Special Committee

In October 2022, our board of directors formed a special committee to evaluate certain strategic alternatives involving our majority stockholder, including in transactions involving a merger or sale of all or part of our assets or other alternatives with the goal of maximizing stockholder value. The special committee is comprised of Deanna Wise and Kirk K. Calhoun. Our special committee held eight (8) meetings during 2022.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee, or other board committee performing equivalent functions (or in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our compensation committee or our board of directors. None of the members of our compensation committee during the last fiscal year, which consisted of Mr. Blaszyk and Mr. Calhoun, is or has been an officer or employee of the Company.

Considerations for Board Membership

The nominating and corporate governance committee is responsible for identifying, evaluating and selecting director nominees for the Company.

In its evaluation of director candidates, including the members of the board of directors eligible for reelection, our nominating and corporate governance considers the following:

•the size and composition of our board of directors and the needs of the board and its respective committees;
•factors such as character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments, and other similar factors; and
•other factors that our board of directors may consider appropriate.

The nominating and corporate governance committee also focuses on issues of diversity, such as diversity in experience, international perspective, background, expertise, skills, age, gender, and ethnicity. The nominating and corporate governance committee does not have a formal policy with respect to diversity; however, our nominating and corporate governance committee believes that it is essential that members of our board of directors represent diverse viewpoints. Any nominee for a position on the board of directors must satisfy the following minimum qualifications:

•the highest personal and professional ethics and integrity;
•proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment;
•skills that are complementary to those of the existing board;
•the ability to assist and support management and make significant contributions to the Company’s success; and
•an understanding of the fiduciary responsibilities required of a member of the board and the commitment of time and energy necessary to diligently carry out those responsibilities.

If our nominating and corporate governance committee, or our board of directors, determines that an additional or replacement director is required, the nominating and corporate governance committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or

NantHealth, Inc.
persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the board, or management.

Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors and our board of directors has final authority in determining the selection of director candidates for nomination to our board. In each of the director biographies above, we highlight the specific experience, qualifications, attributes and skills that led to our board of directors to conclude that the director is qualified to serve on our board of directors.

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
Our compensation committee engaged Mercer, an independent compensation consultant, to provide information, recommendations and other advice relating to director and executive compensation on an ongoing basis. Mercer served and continues to serve at the discretion of our compensation committee.
All historical per share data, number of shares outstanding and other common stock equivalents for the periods presented in the accompanying Part III - Item 11 Executive Compensation, have been adjusted retroactively, where applicable, to reflect the reverse stock split.

Director Compensation
Pursuant to our outside director compensation policy, all non-employee directors are entitled to receive the following cash compensation, on a cumulative basis, for their services:

•    $65,000 per year for service as a Board member;
•    $10,000 per year additionally for service as chair of the audit committee;
•    $10,000 per year additionally for service as an audit committee member;
•    $7,500 per year additionally for service as chair of the compensation committee; and
•    $7,500 per year additionally for service as a compensation committee member.

Additionally, our board of directors established a special committee in October 2022 to evaluate certain strategic alternatives involving our majority stockholder, including in transactions involving a merger or sale of all or part of our assets or other alternatives with the goal of maximizing stockholder value. The special committee is comprised of Deanna Wise and Kirk K. Calhoun. Each participating member of the special committee is entitled to receive from us (i) a flat-fee of $25,000 and (ii) reimbursement of reasonable, out-of-pocket expenses incurred in connection with the matters to be reviewed by the special

NantHealth, Inc.
committee. All cash payments to non-employee directors are paid quarterly in arrears on a prorated basis. The Board also approved a second one-time payment of $25,000 in the first quarter of 2023 for special committee members.
In addition, under the terms of our outside director compensation policy, new non-employee directors receive, upon becoming a director, an initial award of an option to purchase 13,333 shares of common stock at a per-share exercise price equal to the fair market value of a share of common stock on the first trading date on or after the date on which such individual first becomes a director. The initial award vests, assuming continued service, as to one-third of the shares of common stock subject to the initial award, on each of the first three (3) anniversaries of the date the applicable non-employee director’s service as a non-employee director commenced.
Our outside director compensation policy also provides for an annual award to continuing non-employee directors who have served as a director for at least six months on the date of each annual meeting of stockholders of an option to purchase 6,666 shares of common stock at a per-share exercise price equal to the fair market value of a share of common stock on the date of each annual meeting. The annual award vests, assuming continued service, on the earlier to occur of the anniversary of the date of grant and the date immediately preceding the next annual meeting of stockholders.
We also reimburse our directors for expenses associated with attending meetings of our board of directors and committees of our board of directors. Directors who are also our employees receive no additional compensation for their service as a director.
The 2016 Plan, provides that in the event of a merger or change in control, as defined in the 2016 Plan, each outstanding equity award granted under the 2016 Plan that is held by a non-employee director will fully vest, all restrictions on the shares subject to such award will lapse, and with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels, and all of the shares subject to such award will become fully exercisable, if applicable.
Director Compensation Table
The following table sets forth information regarding compensation earned or paid to our non-employee directors during the year ended December 31, 2022. The following table excludes Dr. Patrick Soon-Shiong, our Chief Executive Officer, who was also an employee during the year ended December 31, 2022. Dr. Soon-Shiong did not receive any additional compensation for his service as a member of our board of directors.

Name	Fees Earned or Paid in Cash ($)		Stock/Option Awards ($) (1)(2)(3)	Total ($)
Michael S. Sitrick	$45,000		—	$45,000
Kirk K. Calhoun	$117,500	(4)	$58,261	$175,761
Michael Blaszyk	$97,500		$58,261	$155,761
Deanna Wise	$100,000	(4)	$58,261	$158,261

(1)    The amounts shown are total vested and unvested stock awards granted during the respective years at grant date fair value in accordance with Accounting Standards Codification 718, Compensation: Stock Compensation (“ASC 718”). The assumptions used to calculate the grant date fair value of stock awards are set forth under Note 2.

(2) On June 9, 2022, each of Messrs. Calhoun and Blaszyk and Ms. Wise were granted an option to purchase 6,666 shares of our common stock at an exercise price of $8.74, which options shall vest on the earlier of (i) the 1-year anniversary of the option grant date or (ii) the day before the annual meeting.

(3)    As of December 31, 2022, our non-employee directors held outstanding equity awards as follows: Mr. Calhoun (an option to purchase 40,125 shares of our common stock); Mr. Blaszyk (an option to purchase 40,125 shares of our common stock); and Ms. Wise (7,980 restricted stock units and an option to purchase 13,332 shares of our common stock).

(4)    Includes a one-time payment of $25,000 for service on the special committee of our board of directors established in October 2022.

Mr. Sitrick served on our board of directors until June 2022.

NantHealth, Inc.
2022 Summary Compensation Table
The following table provides information regarding the compensation of our chief executive officer, and our 2 next most highly compensated executive officers, together referred to as our “Named Executive Officers” or “our NEOs” for 2022 and 2021, as applicable.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	Non-equity incentive plan compensation ($)(3)	All Other Compensation ($)		Total ($)
Patrick Soon-Shiong, M.D. FRCS (C), FACS (4) Chairman and Chief Executive Officer	2022	$—	$—	$—	$—	$—		$—
	2021	$—	$—	$1,218,715	$—	$—		$1,218,715
Bob Petrou Chief Financial Officer	2022	$365,016	$—	$—	$168,054	$12,706	(5)	$545,776
	2021	$349,358	$—	$609,358	$195,975	$10,934	(6)	$1,165,625
Ron Louks Chief Operating Officer	2022	$500,431	$—	$—	$288,417	$39,948	(7)	$828,796
	2021	$476,506	$—	$792,165	$320,760	$39,781	(8)	$1,629,212

(1)    The titles and capacities set forth in the table above are as of the Record Date.
(2)    The amounts reported represent the grant-date fair value of the stock options awarded to the applicable NEO in a fiscal year, calculated in accordance with ASC Topic 718, “Compensation - Stock Compensation.” Such grant-date fair value does not take into account any estimated forfeitures related to vesting conditions. The assumptions used in calculating the grant-date fair value of the stock options reported in this column are set forth in Note 17 of the Notes to the Consolidated and Combined Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 14, 2023.
(3)    Bonus figures represent discretionary bonuses earned in the applicable fiscal year but paid in the         following fiscal year, subject to review and approval by the Compensation Committee of the Company’s Board of Directors, earned each respective fiscal year, regardless of whether part or all of such amounts were paid in subsequent fiscal year(s).
(4)    We did not pay cash compensation to Dr. Patrick Soon-Shiong during the years ended December 31, 2022 or December 31, 2021.
(5)    Consists of $9,150 of 401(k) matching contributions paid by the Company and $3,556 of life and disability insurance payments.
(6)    Consists of $8,059 of 401(k) matching contributions paid by the Company and $2,875 of life and disability insurance payments.
(7)    Consists of $9,150 of 401(k) matching contributions paid by the Company, $6,898 of life and disability insurance payments, and $23,900 of healthcare benefits.
(8)    Consists of $8,739 of 401(k) matching contributions paid by the Company, $6,644 of life and disability insurance payments, and $24,398 of healthcare benefits.
Outstanding Equity Awards at Fiscal Year-End 2022
The following table provides information regarding equity awards held by our NEOs as of December 31, 2022 (amounts in dollars).

NantHealth, Inc.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable	Option exercise price ($)	Option expiration date	Number of shares of units or stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)
Patrick Soon-Shiong, M.D. FRCS (C), FACS	22,222	44,444 (3)	$29.40	9/9/2031	—	—
Bob Petrou	36,666 16,667 11,111	16,666(1) 22,222(3)	$8.25 $57.60 $29.40	8/12/2029 8/12/2030 9/9/2031	—	—
Ron Louks	34,044 21,666 14,445	21,666(2) 28,888(3)	$8.25 $57.60 $29.40	8/12/2029 8/12/2030 9/9/2031	—	—

(1)    All of the stock options will vest annually in equal installments on August 19, 2021, August 19, 2022, August 19, 2023 and August 19, 2024, subject to continued service.
(2)    All of the stock options will vest annually in equal installments on August 19, 2021, August 19, 2022, August 19, 2023 and August 19, 2024, subject to continued service.
(3)    All of the stock options will vest annually in equal installments on September 9, 2022, September 9, 2023 and September 9, 2024, subject to continued service.
Executive Employment Arrangements

Bob Petrou. In April 2022, our compensation committee adopted and approved an increase to the base salary of Mr. Petrou of $380,000 per year, effective as of March 14, 2022, with a potential cash bonus target of 60% of his base salary for the year ending December 31, 2022.
Ron Louks. In April 2022, our compensation committee adopted and approved an increase to the base salary of Mr. Louks of $508,000 per year, effective as of March 14, 2022.

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
Perquisites, Health, Welfare and Retirement Benefits
Our NEOs are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We provide a 401(k) savings plan to our employees, including our current NEOs, as discussed in the section below entitled “401(k) Savings Plan.”

NantHealth, Inc.
Our board of directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.
401(k) Savings Plan
We maintain a tax-qualified retirement plan that provides eligible employees, including NEOs, with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. Pre-tax and after-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. The Company, in its sole discretion, may make certain contributions to the plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions, if any, are deductible by us when made.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the beneficial ownership of our common stock as of April 27, 2022 by:

•each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;
•each of our NEOs;
•each of our current directors and director nominees; and
•all of our executive officers and directors as a group.
The percentage ownership information shown in the table is based on an aggregate of 7,703,304 shares of our common stock outstanding as of April 27, 2023.
We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options, warrants, and the vesting of restricted stock units that are either immediately exercisable or exercisable or issuable on or before March 1, 2023, which is 60 days after December 31, 2022. These shares are deemed to be outstanding and beneficially owned by the person holding those options, warrants, and restricted stock units for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Unless otherwise noted below, the address of each of the individuals and entities named in the table below is c/o NantHealth, Inc., 3000 RDU Center Drive, Suite 200, Morrisville, North Carolina 27560. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

NantHealth, Inc.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders:
NantWorks, LLC (1)	4,453,507	57.8%
NHealth Holdings, Inc. and affiliates (2)	1,190,476	15.5%
Directors and Named Executive Officers:
Patrick Soon-Shiong, M.D., FRCS (C), FACS (1)	4,453,507	57.8%
Bob Petrou (3)	64,444	*
Ron Louks (4)	86,212	*
Kirk K. Calhoun (5)	50,043	*
Michael Blaszyk (5)	50,043	*
Deanna Wise (6)	10,656	*
All current directors and executive officers as a group (6 persons)	4,714,905	60.8%

*    Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.
(1)    Includes (i) 4,147,469 shares of our common stock held by NantWorks, LLC; (ii) 193,426 shares of our common stock held by NantOmics, LLC; and (iii) 112,612 shares of our common stock held by Cambridge Equities, LP. NantWorks, LLC is the largest member of NantOmics, LLC, holding approximately 84% of the outstanding equity and approximately 99% of the outstanding voting equity. Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, is the controlling member of NantWorks, LLC with voting and dispositive power over the shares of our common stock that are owned by NantWorks, LLC. The address of NantWorks, LLC is 9920 Jefferson Boulevard, Culver City, California 90232. Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, indirectly owns all of the equity interests in NantWorks, LLC and Cambridge Equities, LP.
(2)    Based on a Schedule 13G filed with the SEC by individuals or entities affiliated with Kuwait Investment Authority, acting for and on behalf of the Government of the State of Kuwait on February 14, 2017. Consists of 476,190 shares held by NHealth Holdings, Inc. and 714,286 shares held by Kuwait Investment Office. The sole shareholder of NHealth Holdings, Inc. is the Kuwait Investment Authority, acting for and on behalf of the Government of the State of Kuwait, which holds of common stock. Kuwait Investment Office is the London Office of the Kuwait Investment Authority, acting for and on behalf of the Government of the State of Kuwait. The address of NHealth Holdings, Inc. is 1209 Orange Street, Wilmington, Delaware 19801; the address for the Kuwait Investment Authority is Ministries Complex, Block 3, Safat, Kuwait 13001; and the address for Kuwait Investment Office is 15 Carter Lane, London, United Kingdom, EC4V 5EY.
(3)    Consists of 64,444 shares of options exercisable.
(4)    Consists of 15,057 shares of common stock and 71,155 shares of options exercisable.
(5)     Consists of 9,918 shares of common stock and 40,125 shares of options exercisable.
(6)     Consists of 3,990 shares of common stock and 6,666 shares of options exercisable.

NantHealth, Inc.
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2022. All outstanding option awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders 2016 Equity Incentive Plan	4,306,852(1)	$29.93(2)	4,306,852
Equity compensation plans not approved by stockholders	—	—	—
Total	4,306,852	$29.93	4,306,852

(1) Consists of restricted stock units and stock options.
(2) Relates to stock options. Note that outstanding restricted stock units become issuable as those units vest, without any cash consideration or other payment required for such shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions
The following is a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors, promoters or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this Amendment titled “Executive Compensation.”

Investment in NantOmics

Our Chairman and Chief Executive Officer and principal stockholder, Dr. Patrick Soon-Shiong, founded and has a controlling interest in NantOmics, which is a company that delivers molecular analysis capabilities with the intent of providing actionable intelligence and molecularly driven decision support for cancer patients and their providers at the point of care. NantOmics is majority owned by NantWorks.

In 2015 we purchased a total of 169,074,539 Series A-2 units of NantOmics for an aggregate purchase price of $250.8 million. 67,385,444 Series A-2 units were acquired on June 19, 2015, 101,078,167 Series A-2 units were acquired on June 30, 2015 and 610,928 Series A-2 units were acquired on September 8, 2015, for aggregate price of $250.0 million in cash and marketable securities, and the remainder in exchange for NantOmics’ subsidiary’s purchase of NantHealth’s equity interests in TRM, an entity owned 46% by California Capital Equity, LLC ("Cal Cap"). The Series A-2 units do not have any voting rights and represent approximately 14.28% of NantOmics’ issued and outstanding membership interests.

On February 28, 2018, the Company acquired 100% of the equity of NantHealth Labs (formerly known as Liquid Genomics, Inc.), a company that provides liquid biopsy analysis of gene expressions and mutations using cell-free RNA and DNA, pursuant to an assignment agreement dated February 1, 2018 between the Company and NantOmics, a related party. The purchase price for the acquisition consisted of 9,088,362 Series A-2 units of NantOmics previously owned by the Company that were transferred at the closing plus 564,779 of Series A-2 units of NantOmics owned by the Company that were transferred to NantOmics during May 2018. This reduced NantHealth's ownership of NantOmics to approximately 13.58%.

NantHealth, Inc.
Agreements with NantWorks and its Affiliates

Our Chairman and Chief Executive Officer and principal stockholder, Dr. Patrick Soon-Shiong, founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space and is our parent company.

In October 2012, we entered into a Shared Services Agreement with NantWorks (the “Shared Services Agreement”), subject to which NantWorks provides for ongoing corporate, general and administrative and other support services in areas such as Chairman’s office and public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy. We are billed quarterly for such services at cost (without markup), but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the employees providing the services. We also bill NantWorks and its affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. In accordance with the terms of the Credit Agreement (as defined below), the Shared Services Agreement was amended in March 2023 to, among other things, any time prior to the Facility Termination Date (as such term is defined in the Credit Agreement), any cash amounts due and payable pursuant to the Shared Services Agreement and certain other shared services agreements we are party to (collectively, the “Capped Agreements”), shall not exceed $420,000 in the aggregate (the “Cap”), and any amounts in excess of the Cap incurred pursuant to the Capped Agreements shall accrue but shall not be required to be paid in cash.
During the year ended December 31, 2022 and 2021, we recognized an expense of $1.3 million and income of $0.6 million, respectively, in selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates.

Cambridge Purchase Agreement

On December 15, 2016, the Company entered into the Cambridge Purchase Agreement with Cambridge, an entity affiliated with the Company's Chairman and CEO, Dr. Soon-Shiong, to issue and sell $10 million in aggregate principal amount of the 2016 Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Cambridge Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions (see Note 9).

On April 13, 2021, NantHealth entered into a transaction as part of the Exchange Agreement with Cambridge to exchange $5 million principal amount of its $10 million in existing 2016 Notes for shares of the Company’s common stock. On December 15, 2021, the Company paid the remaining $5 million principal and accrued interest of $138,000.

Related Party Promissory Notes

In January 2016, the Company executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Soon-Shiong, our Chairman and CEO. As of December 31, 2022, the total advances made by Nant Capital to the Company pursuant to the note was approximately $112.7 million. On May 9, 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the 2016 Notes, the Company entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between NantHealth and Nant Capital, to, among other things, extend the maturity date of the Nant Capital Note to June 15, 2022 and to subordinate the Nant Capital Note in right of payment to the 2016 Notes. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. When a repayment is made, Nant Capital has the option, but not the obligation, to require NantHealth to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484) held by the Company, shares of its common stock based on a per share price of $279.1890 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between NantHealth and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.

On March 3, 2017, NantHealth Labs (formerly Liquid Genomics, Inc.), executed a promissory note with NantWorks. The principal amount of the advance made by NantWorks totaled $250,000 as of December 31, 2022. On June 30, 2017, the promissory note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due on

NantHealth, Inc.
demand. The note bears interest at a per annum rate of 5.0%, compounded annually. As of December 31, 2022, the total interest outstanding on this note amounted to $82,000.

On October 3, 2022, the Company entered into an unsecured subordinated promissory note (the “Airstrip Note”) with Airstrip Technologies, Inc., a Delaware corporation (“Airstrip”), whereby AirStrip loaned $4 million to the Company. AirStrip is an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman of the Board of Directors (the "Board") and Chief Executive Officer. The Airstrip Note contains an 8.5% interest rate compounded annually and a maturity date of October 31, 2026. The payment of the Airstrip Note shall be subordinated and subject in right of payment to the prior payment in full of all Senior Debt (as defined in the Airstrip Note).

On November 21, 2022, the Company entered into an unsecured subordinated promissory note (the “2022 Nant Capital Note”) with Nant Capital, whereby Nant Capital loaned $7 million to the Company. Nant Capital is an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman of the Board of Directors and Chief Executive Officer. The 2022 Nant Capital Note contains an interest rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus 8.5% per annum, compounded annually and a maturity date of October 31, 2026. The Nant Capital Note also contains semiannual interest payments due on April 15th and October 15th of each year. The payment of the 2022 Nant Capital Note shall be subordinated and subject in right of payment to the prior payment in full of all Senior Debt (as defined in the 2022 Nant Capital Note).

Financing with Highbridge Capital Management and Nant Capital, LLC

Equitization and Exchange Agreement

On April 13, 2021, NantHealth entered into a transaction with Highbridge to exchange $5.0 million of its $36.9 million in existing convertible notes (the “Existing Highbridge Notes”) and with Cambridge to exchange $5.0 million of its $10.0 million in existing convertible notes (the “Existing Cambridge Notes”) for shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), pursuant to an exchange agreement dated as of April 13, 2021 (the “Exchange Agreement”).

Note Purchase Agreement

On April 13, 2021, NantHealth entered into a note purchase agreement (the “Purchase Agreement”) with NaviNet, Inc. (the “Guarantor”) and certain buyers, including Highbridge and Nant Capital, to issue and sell $137.5 million in aggregate principal amount of its 4.50% convertible senior notes due 2026 (the “Convertible Notes”) in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the buyers against certain liabilities.

Amended and Restated Promissory Notes

On April 27, 2021, in connection with the issuance of the Convertible Notes, we entered into a Third Amended and Restated Promissory Note, which amends and restates the Nant Capital 2022 Note (as so amended, the “First Promissory Note”), to, among other things, extend the maturity date of the Nant Capital 2022 Note and to subordinate the Nant Capital 2022 Note in right of payment to the Convertible Notes.

On April 27, 2021, in connection with the issuance of the Convertible Notes, we entered into a second Amended and Restated Promissory Note, which amends and restates the Nant Capital 2022 Note (as so amended, the “Second Promissory Note”, together with the First Promissory Note, the “Promissory Notes”), to, among other things, extend the maturity date of the Second Promissory Note and to subordinate the Second Promissory Note in right of payment to the Convertible Notes. Indenture.

On April 27, 2021, we entered into an indenture (the “Indenture”) by and among us, the Guarantor and U.S. Bank National Association, as trustee (the “Trustee”), pursuant to which we issued the Convertible Notes. The Convertible Notes will bear interest at a rate of 4.50% per year, payable semi- annually on April 15 and October 15 of each year, beginning on October 15, 2021. The Convertible Notes will mature on April 15, 2026, unless earlier repurchased, redeemed or converted.

The Convertible Notes are the Company’s general unsecured obligations and are initially guaranteed on a senior unsecured basis by the Guarantor.

The initial conversion rate of the Convertible Notes is 17.3250 shares of common stock per $1,000 of principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $57.72 per share). The conversion rate will

NantHealth, Inc.
be subject to adjustment upon the occurrence of certain specified events in accordance with the terms of the Indenture but will not be adjusted for accrued and unpaid interest.

Holders of the Convertible Notes may convert all or a portion of their Convertible Notes, in multiples of $1,000 principal amount, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the Convertible Notes will be settled in cash, shares of our common stock or any combination thereof at our option.

We may not redeem the Convertible Notes prior to April 20, 2024. We may redeem for cash all or any portion of the Convertible Notes, at its option, on or after April 20, 2024, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire the Convertible Notes periodically.

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

For so long as at least $25 million principal amount of the Convertible Notes are outstanding, the Indenture restricts us or any of our subsidiaries from creating, assuming or incurring any indebtedness owing to any of the our affiliates (other than intercompany indebtedness between us and our subsidiaries and other than any of our 5.50% Convertible Senior Notes due 2021 (the “2021 Notes”) or the Convertible Notes held by the Company’s affiliates), or prepaying any such indebtedness, subject to certain exceptions, unless certain conditions described in the Indenture have been satisfied.

The Convertible Notes are subject to certain events considered “events of default” as described in the Indenture, which may result in the acceleration of the maturity of the Convertible Notes.

Pursuant to the terms of the Credit Agreement (as defined below), the Company agreed with Nant Capital and Highbridge as a post-closing condition to amend the Indenture to, among other things, cause the Convertible Notes to be (i) guaranteed by the Company’s subsidiaries that provided guarantees under the Credit Agreement, (ii) secured by second priority liens on the assets that secure borrowings made pursuant to the Credit Agreement and (iii) subject to covenants that are substantially similar to the covenants in Articles VI and VII of the Credit Agreement.

Additionally, the Company is currently negotiating with Nant Capital and Highbridge to further amend the Indenture in order to, among other things, (i) defer all cash interest payments that would otherwise have been payable on the Convertible Notes until May 17, 2024 (provided that such cash interest payments shall be paid-in-kind and capitalized to the principal of the outstanding Convertible Notes on each interest payment date, with such compounding to occur on each interest payment date) and (ii) extend the maturity date of the Convertible Notes to May 17, 2024.

Repurchase Offer

In connection with the issuance of the Convertible Notes and the Promissory Notes, on April 27, 2021, we provided a notice of fundamental change (as defined in the 2021 Notes) and an offer to repurchase all of our outstanding 2021 Notes. Any 2021 Notes properly tendered pursuant to such offer to purchase shall be purchased on May 25, 2021 (the “Repurchase Date”) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the Repurchase Date.

Secured Term Loan Facility

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

Related Party Receivables and Payables

As of December 31, 2022 and 2021, the Company had related party receivables, net of related party payables, of approximately $1.4 million and $1.5 million, respectively, primarily consisting of a receivable from Ziosoft KK of approximately $1 million and $1.1 million, respectively, which was related to the sale of Qi Imaging. As of December 31, 2022 and 2021, the Company had related party payables, net of related party receivables, and related party liabilities of approximately $48 million and $43.5 million, respectively, which primarily relate to interest payable on the $112.7 million promissory note in favor of Nant Capital and amounts owed to NantWorks pursuant to the Shared Services Agreement. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.

Related Party Transactions Policy

In connection with our initial public offering, we adopted a written Related Party Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration, approval and oversight of “related person transactions.”
Item 14. Principal Accounting Fees and Services
Fees Paid to the Independent Registered Public Accounting Firm
The following table represents aggregate fees for services provided to us in the fiscal years ended December 31, 2022 and 2021 by Ernst & Young, our principal independent registered public accounting firm. During 2022 and 2021, all fees were pre-approved by the audit committee:

	2022	2021
Audit Fees (1)….……………………………………………………….	$980,000	$1,090,000
Audit-Related Fees..……………………………………………………	—	88,000
Tax Fees (2).……………………………………………………………	—	—
Tax Compliance Fees.………………………………………………….	182,310	216,300
Other Tax Fees………………………………………………………….	—	—
All Other Fees…………………………………………………………..	5,200	5,200
	$1,167,510	$1,399,500

NantHealth, Inc.
(1)    “Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by Ernst & Young in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)    “Tax Fees” consist of fees billed for professional services rendered by Ernst & Young for various permissible tax compliance and tax advisory services.
Auditor Independence
In 2022 and 2021, there were no other professional services provided by Ernst & Young that would have required our audit committee to consider their compatibility with maintaining the independence of Ernst & Young.
Pre-Approval Policy
Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Our audit committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to our audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date. During 2022 and 2021, all of the services of Ernst & Young for services described above were pre-approved by our audit committee.

NantHealth, Inc.
PART IV

Item 15. Exhibits, Financial Statement Schedules
Documents filed as part of this report are as follows:

No financial statements are filed with this Amendment. The financial statements and notes thereto were included as part of the Original Report.

All schedules are omitted as the required information is either not present, not present in material amounts or presented within the consolidated financial statements or related notes.

Exhibit Number	Description
31.3*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NantHealth, Inc.

Date:	May 1, 2023

		By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick Soon-Shiong	Chairman, Chief Executive Officer and Director	May 1, 2023
Patrick Soon-Shiong	(Principal Executive Officer)

/s/ Bob Petrou	Chief Financial Officer	May 1, 2023
Bob Petrou	(Principal Financial and Accounting Officer)

*	Director	May 1, 2023
Kirk K. Calhoun

*	Director	May 1, 2023
Michael Blaszyk

*	Director	May 1, 2023
Deanna Wise

/s/ Bob Petrou	*Attorney-in-Fact	May 1, 2023
Bob Petrou