Form 10-Q
period 2023-03-31
NantHealth, Inc.
filed 2023-05-15
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2023, the registrant had 7,703,304 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended March 31, 2023

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
•our financial performance expectations, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability; and
•other factors including but not limited to those detailed under the section entitled “Risk Factors.”
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,149	$1,759
Accounts receivable, net	6,732	5,948
Related party receivables, net	476	476
Prepaid expenses and other current assets	3,355	4,402
Total current assets	24,712	12,585
Property, plant, and equipment, net	11,995	12,383
Goodwill	98,333	98,333
Intangible assets, net	29,020	30,110
Related party receivable, net of current	937	937
Operating lease right-of-use assets	3,753	4,285
Other assets	750	918
Total assets	$169,500	$159,551

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,762	$10,408
Accrued and other current liabilities	21,764	20,006
Deferred revenue	3,408	2,724
Related party payables, net	3,452	1,933
Notes payable	—	560
Total current liabilities	38,386	35,631
Deferred revenue, net of current	730	1,050
Notes payable	11,852	—
Related party liabilities	47,943	45,908
Related party promissory note	133,063	123,666
Related party convertible note, net	62,352	62,335
Convertible notes, net	74,703	74,683
Deferred income taxes, net	1,220	1,206
Operating lease liabilities	3,323	4,054
Other liabilities	32,573	36,411
Total liabilities	406,145	384,944
Commitments and Contingencies (Note 11)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 7,703,304 and 7,703,306 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	896,805	895,897
Accumulated deficit	(1,132,917)	(1,120,676)
Accumulated other comprehensive loss	(545)	(626)
Total stockholders' deficit	(236,645)	(225,393)
Total liabilities and stockholders' deficit	$169,500	$159,551

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Software-as-a-service related	$16,440	$15,771
Maintenance	575	464
Professional services	35	138
Total net revenue	17,050	16,373

Cost of Revenue
Software-as-a-service related	5,589	5,563
Software and hardware related	39	—
Maintenance	693	369
Amortization of developed technologies	104	1,247
Total cost of revenue	6,425	7,179

Gross Profit	10,625	9,194

Operating Expenses
Selling, general and administrative	16,705	14,980
Research and development	5,164	5,715
Amortization of acquisition-related assets	985	985
Total operating expenses	22,854	21,680

Gain (loss) from operations	(12,229)	(12,486)
Interest income (expense), net	(4,153)	(3,450)
Other income (expense), net	4,215	6
Income (loss) before income taxes	(12,167)	(15,930)
Provision for (benefit from) income taxes	74	20
Net income (loss)	$(12,241)	$(15,950)

Basic and diluted net income (loss) per share:
Total net income (loss) per share - common stock	$(1.59)	$(2.07)

Weighted average shares outstanding
Basic and diluted - common stock	7,703,304	7,701,416

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(12,241)	$(15,950)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	81	(96)
Total other comprehensive (loss) income	81	(96)
Comprehensive income (loss)	$(12,160)	$(16,046)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2022	7,703,306	$12	$895,897	$(1,120,676)	$(626)	$(225,393)
Stock-based compensation cost	—	—	908	—	—	908
Share repurchase	(2)	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	81	81
Net income (loss)	—	—	—	(12,241)	—	(12,241)
Balance at March 31, 2023	7,703,304	$12	$896,805	$(1,132,917)	$(545)	$(236,645)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2021	7,700,349	$12	$891,105	$(1,052,897)	$(212)	$(161,992)
Stock-based compensation cost	—	—	1,417	—		1,417
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	3,000	—	24	—		24
Purchase of non-controlling interest	—	—	—	—	—	—
Other comprehensive income (loss)	—	—		—	(96)	(96)
Net income (loss)	—	—		(15,950)	—	(15,950)
Balance at March 31, 2022	7,703,349	$12	$892,546	$(1,068,847)	$(308)	$(176,597)

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(12,241)	$(15,950)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,947	4,011
Amortization of debt discounts and deferred financing offering cost	125	37
Change in fair value of Bookings Commitment	(3,833)	94
Stock-based compensation	876	1,390
Deferred income taxes, net	25	(96)
Provision for bad debt expense	7	26
Gain on partial lease termination	(2)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(793)	759
Related party receivables, net	—	1
Prepaid expenses and other current assets	1,100	(617)
Accounts payable	(648)	2,077
Accrued and other current liabilities	1,578	(3,699)
Deferred revenue	366	33
Related party payables, net	4,052	948
Change in operating lease right-of-use assets and liabilities	(136)	(108)
Other assets and liabilities	5	45
Net cash provided by (used in) operating activities	(6,572)	(11,049)
Cash flows from investing activities:
Purchases of property and equipment, including internal-use software	(1,263)	(1,203)
Net cash provided by (used in) investing activities	(1,263)	(1,203)
Cash flows from financing activities:
Repayments of insurance promissory note and notes payable	(560)	(782)
Proceeds from related party notes	10,125	—
Proceeds from promissory notes	12,375	—
Proceeds from exercises of stock options	—	24
Payment of deferred financing costs, related party	(767)	—
Payment of deferred financing costs	(572)	—
Net cash provided by (used in) financing activities	20,601	(758)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(376)	(46)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,390	(13,056)
Cash, cash equivalents and restricted cash, beginning of period (1)	3,559	31,402
Cash, cash equivalents and restricted cash, end of period (1)	$15,949	$18,346
(1) Cash and cash equivalents included restricted cash of $1,800 and $1,800 at March 31, 2023 and December 31, 2022, respectively.
Restricted cash is included in the financial statement line items noted below at March 31, 2023 and 2022:

	Three Months Ended March 31,
Financial statement line item	2023	2022
Other current assets	$1,180	$1,180
Other assets	620	1,088
Total restricted cash	1,800	2,268

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

The Company’s product portfolio comprises the latest technology in payer/provider collaboration platforms for real-time coverage decision support (Eviti and NaviNet) and data solutions that include multi-data analysis, reporting and professional services offerings (Quadris). In addition, The OpenNMS Group, Inc. ("OpenNMS"), the Company’s wholly-owned subsidiary, helps businesses monitor and manage network health and performance. Altogether, we generally derive revenue from software as a service ("SaaS') subscription fees, support services, professional services, and revenue sharing through collaborations with complementary businesses.

The Company believes it is uniquely positioned to benefit from multiple significant market opportunities as healthcare providers and payers transition from fee-for-service to value-based reimbursement models. They need solutions that increase operational efficiency, manage costs, improve care collaboration and accelerate their pursuit of evidence-based clinical practice. The Company also believes that its core business lines enable opportunities to create data analytics services and assets which further drive value and efficiency for its customers. The Company is investing to further integrate big data and automated intelligence technologies within our core business lines and to create new product and service offerings.

As of March 31, 2023, the Company conducted the majority of its operations in the United States, Canada, and the United Kingdom.
Nasdaq Delisting

Publicly Held Shares Market Value Requirement

On October 31, 2022, the Company received a notice (the “Notice”) from Nasdaq informing it that the Company was not in compliance with the minimum $15,000,000 market value of publicly held shares requirement for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(b)(2)(C) (the “Public Float Requirement”). The Notice had no immediate effect on the Company's Nasdaq listing or trading of its common stock.

In accordance with Listing Rule 5810(c)(3)(D), the Company had a period of 180 calendar days, or until May 1, 2023, to regain compliance with the Public Float Requirement (the "Compliance Period").

On May 2, 2023, the Company received written notice from Nasdaq stating that it had not complied with the Public Float Requirement prior to the expiration of the Compliance Period (the “Delisting Notice”). The Delisting Notice indicated that the Company's common stock would be suspended from trading on Nasdaq on May 11, 2023 unless the Company requested a hearing pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”) by 4:00 p.m. Eastern Time on May 9, 2023. The Company timely requested a hearing before the Panel, which is expected be held on June 8, 2023, and has stayed any trading suspension of the Company's common stock until the completion of the Nasdaq hearing process and expiration of any additional extension period, if any, that may be granted by the Panel following the hearing. At or prior to the hearing, the Company intends to present its plans to Nasdaq to regain compliance with the Public Float Requirement and request an extension of time to allow its board and management to implement such plans.

There continues to be no immediate effect on the listing of the Company's common stock, which continues to trade on the Nasdaq Global Select Market under the symbol “NH.” the Company is working diligently to satisfy, and intends to regain compliance with, the Public Float Requirement. However, there can be no assurance that it will be able to regain compliance with the Public Float Requirement prior to the hearing date or at all or that Nasdaq will grant it an extension of time to achieve compliance with the Public Float Requirement. The Company intends to continue to monitor its closing bid price for its common stock and will continue considering all available options to comply with the Public Float Requirement as may be necessary.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company intends to monitor the market value of its common stock and may, if appropriate, consider available options to regain compliance with the Public Float Requirement.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Consolidated Financial Statements include the accounts of NantHealth and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operations. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission ("SEC"), these unaudited Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2022. The accompanying Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited Consolidated Financial Statements at that date. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company has incurred significant losses and negative cash flows from operations. As of March 31, 2023, the Company had cash and cash equivalents of $14,149 and an accumulated deficit of $1,132,917. The Company had a net loss of $12,241 and used cash of $6,572 for operating activities for the three month period ended March 31, 2023. In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.
As a result of continuing anticipated operating cash outflows the Company believes that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financing. However, Highbridge Capital Management, LLC and its affiliates (“Highbridge”) and Nant Capital, LLC (“Nant Capital”) have agreed to consent to amendments to certain of our existing debt agreements in order to enhance our liquidity, and have confirmed their collective intent and ability to make additional loans to us to the extent necessary to support our operations in the manner currently conducted through May 17, 2024. Management believes that this agreement and intent alleviates such substantial doubt. Nant Capital is an affiliate of Dr. Patrick Soon-Shiong, our CEO. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. We may also consider delaying our business activities and strategic initiatives, or selling off components of our business. Additionally, the Company continues to consider all strategic alternatives. The Company is undertaking a number of actions in order to improve its financial position and stabilize its results of operations including but not limited to, cost cutting, lowering capital expenditures, and implementing hiring freezes. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including promissory notes with Nant Capital and affiliates, convertible notes, the sale of its common stock, and proceeds from the sale of components of its business.

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
Upcoming Accounting Standard Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the Company expects to collect over the instrument's contractual life. ASU No. 2016-13 is effective for fiscal periods beginning after December 15, 2022 for smaller reporting companies and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. We adopted this standard effective January 1, 2023. The impact of adoption on our unaudited Consolidated Financial Statements was not material.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, nor are believed by management to have, a material impact on the Company's present or future Consolidated Financial Statements.

Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three months ended March 31, 2023 and 2022, there were revenues of $808 and $727 recognized, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $473 at March 31, 2023 and $686 at December 31, 2022. During the three months ended March 31, 2023 and 2022, the Company recorded amortization of $119 and $142, respectively.

Where management is not able to conclude that the costs of a contract will be recovered, costs to obtain the contract are expensed as incurred.
Performance Obligations
As of March 31, 2023, the Company has allocated a total transaction price of $4,413 to unfulfilled performance obligations that are expected to be fulfilled within 8 years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

Note 4. Accounts Receivable, net
Accounts receivable are included in the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2023 and December 31, 2022 was $15 and $15, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 5. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid expenses	$1,823	$1,574
Restricted cash	1,180	1,180
Securities litigation insurance receivable	—	1,250
Other current assets	352	398
Prepaid expenses and other current assets	$3,355	$4,402

Accrued and other current liabilities as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Payroll and related costs	$8,758	$7,949
Accrued liabilities	5,382	4,279
Bookings Commitment (see Note 9)	2,157	2,153
Interest payable	1,675	703
Operating lease liabilities	2,188	2,105
Securities litigation and cyber estimated liability	220	1,470
Other accrued and other current liabilities	1,384	1,347
Accrued and other current liabilities	$21,764	$20,006

Note 6. Property, Plant and Equipment, net
Property, plant and equipment, net as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Computer equipment and software	$7,569	$7,592
Furniture and equipment	1,037	1,054
Leasehold improvements	3,785	3,776
Property, plant, and equipment, excluding internal-use software, gross	12,391	12,422
Less: Accumulated depreciation and amortization	(11,421)	(11,073)
Property, plant and equipment, excluding internal-use software, net	970	1,349
Internal-use software	49,786	49,479
Construction in progress - Internal-use software	2,467	1,464
Less: Accumulated depreciation and amortization, internal-use software	(41,228)	(39,909)
Internal-use software, net	11,025	11,034
Property, plant and equipment, net	$11,995	$12,383

Depreciation expense was $1,739 for the three months ended March 31, 2023, of which $1,318, related to internal-use software costs. Depreciation expense was $1,637 for the three months ended March 31, 2022, of which $1,128 related to internal-use software costs.

Amounts capitalized to internal-use software related to continuing operations for the three months ended March 31, 2023 and 2022 were $1,309 and $1,206, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 7. Intangible Assets, net
The Company’s definite-lived intangible assets as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Customer relationships	$53,000	$53,000
Developed technologies	34,500	34,500
Trade name	3,300	3,300
Installed user base	1,400	1,400
Intangible assets, gross	92,200	92,200
Less: Accumulated amortization	(63,180)	(62,090)
Intangible assets, net	$29,020	$30,110

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three months ended March 31, 2023 and 2022 was $1,089 and $2,232, respectively.

The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of March 31, 2023 is as follows:

Amounts
Remainder of 2023	$4,346
2024	4,283
2025	4,147
2026	3,467
2027	3,467
Thereafter	9,310
Total future intangible amortization expense	$29,020

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

The initial conversion rate of the 2021 Notes is 17.3250 shares of common stock per $1 principal amount of 2021 Notes (which is equivalent to an initial conversion price of approximately $57.72 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events in accordance with the terms of the 2021 Indenture but will not be adjusted for accrued and unpaid interest.

Holders of the 2021 Notes may convert all or a portion of their 2021 Notes, in multiples of $1 principal amount, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the 2021 Notes will be settled in cash, shares of the Company's common stock or any combination thereof at the Company's option.
As of March 31, 2023, the remaining life of the Convertible Notes is approximately 36.5 months.

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

Pursuant to the terms of the Credit Agreement (as defined below), the Company agreed with Nant Capital and Highbridge as a post-closing condition to amend the Indenture to, among other things, cause the 2021 Notes to be (i) guaranteed by the Company’s subsidiaries that provided guarantees under the Credit Agreement, (ii) secured by second priority liens on the assets that secure borrowings made pursuant to the Credit Agreement, (iii) subject to covenants that are substantially similar to the covenants in Articles VI and VII of the Credit Agreement and (iv) subject to certain additional events of default consistent with Article VIII of the Credit Agreement.

Additionally, the Company is currently negotiating with Nant Capital and Highbridge to further amend the Indenture in order to, among other things, defer all cash interest payments that would otherwise have been payable on the 2021 Notes until May 17, 2024 (provided that such cash interest payments shall be paid-in-kind and capitalized to the principal of the outstanding 2021 Notes on each interest payment date, with such compounding to occur on each interest payment date).

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes how the issuance of the 2021 Notes is reflected in the Company's Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

	Related Party	Others	Total
Balance as of March 31, 2023
Gross proceeds	$62,500	$75,000	$137,500
Unamortized debt discounts and deferred financing offering costs	(148)	(297)	(445)
Net carrying amount	$62,352	$74,703	$137,055

Balance as of December 31, 2022
Gross proceeds	$62,500	$75,000	$137,500
Unamortized debt discounts and deferred financing offering costs	(165)	(317)	(482)
Net carrying amount	$62,335	$74,683	$137,018

The following tables set forth the Company's interest expense recognized in the Company's Consolidated Statements of Operations with respect to its convertible notes.

	Three Months Ended March 31, 2023
2021 Notes	Related Party	Others	Total
Accrued coupon interest expense	$703	$844	$1,547
Amortization of deferred financing offering costs	17	20	37
Total convertible notes interest expense	$720	$864	$1,584

	Three Months Ended March 31, 2022
2021 Notes	Related Party	Others	Total
Accrued coupon interest expense	$703	$844	$1,547
Amortization of deferred financing offering costs	17	20	37
Total convertible notes interest expense	$720	$864	$1,584

Note 9. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$33,030	$—	$—	$33,030

	December 31, 2022
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$36,863	$—	$—	$36,863

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

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. The Company also agreed that Allscripts shall receive at least $500 per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, the Company shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. As of both March 31, 2023 and December 31, 2022, the accrued Annual Minimum Commitment was $1,700. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement.

The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business, using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 15% and 18% at March 31, 2023 and between 12% and 13% at December 31, 2022. The change in fair value is recorded within other income (expense), net in the Company's Consolidated Statements of Operations.

The fair value of the Bookings Commitment is dependent on management's estimate of the probability of success on individual opportunities and the cost of debt applied in discounting the liability. The higher the probability of success on each opportunity, the lower the fair value of the Bookings Commitment liability. The lower the cost of debt applied, the higher the value of the liability.

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at March 31, 2023, the fair value of the liability would increase by $2,850.

The fair market value for level 3 securities may be highly sensitive to the use of unobservable inputs and subjective assumptions. Generally, changes in significant unobservable inputs may result in significantly lower or higher fair value measurements.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2023:

	December 31, 2022	Transfers in (out) (1)	Change in fair value recognized in earnings	March 31, 2023
Liabilities
Bookings Commitment	36,863	—	(3,833)	33,030
	$36,863	$—	$(3,833)	$33,030

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
(1) Transfers out of the Bookings Commitment fair value liability relates to the Annual Minimum Commitment, which was recorded in accrued and other current liabilities.
Fair Value of Convertible Notes held at amortized cost
As of March 31, 2023 and December 31, 2022, the fair value and carrying value of the Company's Convertible 2021 Notes were:

	Fair value	Carrying value	Face value
2021 Notes
Balance as of March 31, 2023
Related party	$44,055	$62,352	$62,500
Others	52,866	74,703	75,000
	$96,921	$137,055	$137,500
Balance as of December 31, 2022
Related party	$48,125	$62,335	$62,500
Others	57,750	74,683	75,000
	$105,875	$137,018	$137,500

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

Future minimum lease payments under the Company's operating leases at March 31, 2023 were:

Maturity Analysis	Amounts
Remainder of 2023	$2,004
2024	2,436
2025	573
2026	541
2027	427
2028	438
Thereafter	222
Total future minimum lease payments	6,641
Less: imputed interest	(1,130)
Total	$5,511
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$2,188
Operating lease liabilities	3,323
$5,511

On March 14, 2023, the Company reduced the size of its leased office space in the UK beginning in September 2023 for the remainder of the lease term. The Company recorded an ROU asset write down charge in the three months ended March 31, 2023 of $160 and a reduction of the lease liability of $162 which resulted in a gain on partial lease termination of $2.

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
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of Nant Capital to fund the acquisition of NaviNet (see Note 14). On May 9, 2016 and December 15, 2016, the promissory note with Nant Capital was amended to provide that all outstanding principal and accrued interest is due and payable on June 15, 2022, and not on demand. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes (see Note 8).
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

The Company has agreed with Nant Capital and Highbridge to amend the Indenture to, among other things, cause the 2021 Notes to be subject to certain additional events of default consistent with Article VIII of the Credit Agreement.
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
Securities and Derivative Litigation
In April 2018, two putative shareholder derivative actions, captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in the Deora action but asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets (which Petersen subsequently withdrew), and unjust enrichment. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020. On June 29, 2021, the Court granted the Unopposed Motion to Substitute Lead Plaintiff, following Plaintiff Petersen’s sale of his NantHealth stock, and appointed Engleman as Lead Plaintiff. On September 26, 2022, the parties filed with the Court a Stipulation for Compromise and Settlement to resolve the consolidated action in exchange for (i) the payment of $400, to be funded by the Company's insurance carriers, to offset the Company’s contribution to the settlement of the Deora action, and (ii) agreeing to implement certain corporate governance reforms. Additionally, the Company agreed to pay an award of attorneys’ fees and expenses to counsel for Lead Plaintiff in an amount of $1,250, to be funded by the Company's insurance carriers which was included in accrued and other current liabilities on the Consolidated Balance Sheets at December 31, 2022 but paid by our insurance in January 2023. The Court approved the settlement on January 10, 2023 and, as a result, the consolidated derivative action was dismissed. The Company has implemented, as required, the settlement’s corporate governance reforms within 60 days following the approval. The settlement payment was received in January 2023.

Insurance

We purchase property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

In addition, we also purchase cyber liability insurance from third parties. In August 2022, the Company became aware of unauthorized activity in a customer’s account. In January 2023, the Company became aware of unauthorized activity in another customer's account. Both of these incidents involved payments issued to fraudulent accounts, unauthorized access to certain protected health information, and caused us to incur costs to respond to the incident. Approximately $242 and $100 in legal and professional fees have been incurred as part of our response and investigation into this incident and these costs are included in accrued and other current liabilities as of March 31, 2023 and December 31, 2022, respectively on the Consolidated Balance Sheets.

While the investigation is ongoing, the Company cannot be certain of the magnitude of a particular outcome, but recorded an estimated liability of $220 for possible claims tied to this incident, which is included in accrued and other current liabilities on the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022. There is a reasonable possibility of losses in excess of the amount accrued although the amount of such reasonably possible losses cannot be determined.

The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at March 31, 2023 and December 31, 2022 was $0 and $1,250, respectively, and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The insurance company paid these claims directly in January 2023.

Note 12. Income Taxes

The provision for income taxes for the three months ended March 31, 2023 was a provision of $74. The provision for income taxes for the three months ended March 31, 2022 was a provision of $20. The provision for income taxes for the three months ended March 31, 2023 and 2022 included an income tax provision for the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three months ended March 31, 2023 was a benefit of 0.58%. The effective tax rates for the three months ended March 31, 2022 was a provision of 0.13%. The effective tax rates for the three months ended March 31, 2023 and 2022 differed from the U.S. federal statutory rates of 21% primarily as a result of a valuation allowance on the Company's deferred tax assets.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 13. Net Income (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock attributable to NantHealth for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	Common Stock	Common Stock
Net income (loss) per share numerator:
Net income (loss) for basic and diluted net loss per share	$(12,241)	$(15,950)
Weighted-average shares for basic and diluted net loss per share	7,703,304	7,701,416

Basic and diluted net income (loss) per share:
Total net income (loss) per share - common stock	$(1.59)	$(2.07)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2023	2022
Unvested and vested and unissued restricted stock units	3,990	7,980
Unexercised stock options	875,158	954,125
Convertible notes	2,382,190	2,382,190

Note 14. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the " NantWorks Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three months ended March 31, 2023, the Company incurred $688 from selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates by the Company. During the three months ended March 31, 2022, the Company incurred $594 from selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates by the Company.
Airstrip Shared Services Agreement
In February 2023, the Company entered into a shared services agreement with Airstrip Technologies, Inc. ("Airstrip") that provides for ongoing services from the Company in areas such as information technology and cloud services, administration management, finance and risk management, environmental health and safety, and corporate development and strategy (the "Airstrip Shared Services Agreement"). During the three months ended March 31, 2023, the Company billed $321 for services provided to Airstrip. These services were netted against the related party payable due to NantWorks.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Nant Capital Note Purchase Agreement
On April 13, 2021, the Company entered into a Note Purchase Agreement with Nant Capital to issue and sell $62,500 in aggregate principal amount of its 2021 Notes (see Note 8). The accrued and unpaid interest on the 2021 Notes held by Nant Capital was $1,289 and $689 at March 31, 2023 and December 31, 2022, respectively, and was included as part of current related party payables, net in the Consolidated Balance Sheets.
Related Party Receivables and Payables
As of March 31, 2023 and December 31, 2022, the Company had related party receivables of $1,413 and $1,413, respectively, primarily consisting of a receivable from Ziosoft KK of $1,041 and $1,041, respectively, which was related to the sale of Qi Imaging. As of March 31, 2023 and December 31, 2022, the Company had related party payables and related party liabilities of $51,395 and $47,841, respectively, which primarily relate to interest payable on the $112,666 promissory note in favor of Nant Capital and amounts owed to NantWorks pursuant to the Shared Services Agreement. The balance of the related party receivables and payables represent amounts paid by affiliates on behalf of the Company or vice versa.
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

As of March 31, 2023 and December 31, 2022, the Company had no outstanding related party payables under the Second Amended Reseller Agreement. During the three months ended March 31, 2023 and March 31, 2022, no direct costs were recorded as cost of revenue related to the Second Amended Reseller Agreement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Related Party Promissory Notes
On March 2, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with Nant Capital and Highbridge. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $22,500 in a single drawdown made by the Company at closing (the “Senior Secured Term Loan Facility”). The maturity date of the Senior Secured Term Loan Facility was originally December 15, 2023, which was subsequently agreed by the parties to be extended to May 17, 2024 (the “Maturity Date”), and accrues interest at an annual rate of 13% per annum with a 1% original issue discount. The proceeds from the Senior Secured Term Loan Facility will be used by the Company to fund working capital needs, expenditures and general corporate purposes of the Company. The accrued and unpaid interest on this note was $105 as of March 31, 2023.
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

On November 21, 2022, the Company entered into an unsecured subordinated promissory note (the “2022 Nant Capital Note”) with Nant Capital, whereby Nant Capital loaned $7,000 to the Company. Nant Capital is an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman of the Board of Directors and Chief Executive Officer. The 2022 Nant Capital Note contains an interest rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus 8.5% per annum, compounded annually and a maturity date of October 31, 2026. The Nant Capital Note also contains semiannual interest payments due on April 15th and October 15th of each year. The payment of the 2022 Nant Capital Note shall be subordinated and subject in right of payment to the prior payment in full of the 2021 Notes, and, as disclosed above, is subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as such Senior Secured Term Loan Facility is outstanding pursuant to the Subordination Agreement. The accrued and unpaid interest on the Airstrip Note was $327 and $103 at March 31, 2023 and December 31, 2022, respectively, and was included as part of current related party payables, net in the Consolidated Balance Sheets.

On October 3, 2022, the Company entered into an unsecured subordinated promissory note (the “Airstrip Note”) with Airstrip Technologies, Inc., a Delaware corporation (“Airstrip”), whereby AirStrip loaned $4,000 to the Company. AirStrip is an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman of the Board of Directors (the "Board") and Chief Executive Officer. The Airstrip Note contains an 8.5% interest rate compounded annually and a maturity date of October 31, 2026. The payment of the Airstrip Note shall be subordinated and subject in right of payment to the prior payment in full of the 2021 Notes, and, as disclosed above, is subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as such Senior Secured Term Loan Facility is outstanding pursuant to the Subordination Agreement. The accrued and unpaid interest on the Airstrip Note was $167 and $83 at March 31, 2023 and December 31, 2022, respectively, and was included as part of current related party payables, net in the Consolidated Balance Sheets.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
In January 2016, the Company executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Soon-Shiong, our Chairman and CEO. As of March 31, 2023, the total advances made by Nant Capital to us pursuant to the note was approximately $112,666. On May 9, 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the 2016 Notes, the Company entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the Nant Capital Note to June 15, 2022 and to subordinate the Nant Capital Note in right of payment to the 2016 Notes. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. When a repayment is made, Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484 held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Notes, the Company entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Notes.

As of March 31, 2023 and December 31, 2022, the total principal and interest outstanding on the promissory note amounted to $160,442 and $158,491, respectively. The accrued and unpaid interest on the promissory note as of March 31, 2023 and December 31, 2022 was $47,776 and $45,825, respectively, included as part of non-current related party liabilities in the Consolidated Balance Sheets.

On March 3, 2017, NantHealth Labs (formerly Liquid Genomics, Inc.), executed a promissory note with NantWorks. The principal amount of the advance made by NantWorks totaled $250 as of March 31, 2023 and December 31, 2022. On June 30, 2017, the promissory note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due on demand. The note bears interest at a per annum rate of 5.0%, compounded annually. As of March 31, 2023 and December 31, 2022, the total interest outstanding on this note amounted to $86 and $82, respectively, and is included in related party payables, net.

2021 Notes

On April 13, 2021, the Company and NaviNet entered into a note purchase agreement with Highbridge and certain other buyers, including Nant Capital to issue and sell $137,500 in aggregate principal amount of the 2021 Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. See Note 8 for additional information regarding the 2021 Notes.
Related Party Share-based Payments
On December 21, 2020, ImmunityBio, Inc. (formerly known as NantKwest, Inc.) ("ImmunityBio"), NantCell, and Nectarine Merger Sub, Inc., a wholly owned subsidiary of ImmunityBio, entered into an Agreement and Plan of Merger, which was completed on March 9, 2021 (the "Merger"). The newly merged entity is majority owned by entities controlled by Dr. Soon-Shiong, Chairman and Chief Executive Officer of the Company. On March 4, 2021, prior to the Merger, NantCell awarded restricted stock units to its employees, including certain NantHealth employees working on behalf of ImmunityBio, which vest over defined service periods, subject to completion of a liquidity event. At the effective time of the Merger on March 9, 2021, the performance condition was met and each share of common stock of NantCell that was issued and outstanding immediately prior to the Merger was automatically converted into the right to receive as consideration newly issued common shares of ImmunityBio. The Company accounts for these awards as compensation cost at its estimated fair value over the vesting period with a corresponding credit to equity to reflect a capital contribution from, or on behalf of, the common controlling entity, to the extent that those services provided by its employees associated with these awards benefit NantHealth. The fair value is dependent on management's estimate of the benefit to NantHealth. The higher the estimate of benefit to the Company, the higher the fair value of compensation cost. The compensation cost attributed to NantHealth associated with these awards was an expense of $8 for the three months ended March 31, 2023.

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
Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of March 31, 2023, our accumulated deficit was approximately $1.1 billion. We expect to continue to incur operating losses over the near term as we expand our commercial operations and invest further in NantHealth solutions.
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

The maturity date of the Senior Secured Term Loan Facility was originally December 15, 2023, which was subsequently agreed by the parties to be extended to May 17, 2024 (the “Maturity Date”), and accrues interest at an annual rate of 13% per annum with a 1% original issue discount. Our obligations under the Credit Agreement are guaranteed by the Subsidiary Guarantors and are secured by a security interest in, and lien on, substantially all property (subject to certain exceptions) of the Obligors (the "Collateral"). We have the right to prepay the Senior Secured Term Loan Facility at any time or from time to time on or after the Existing Convertible Senior Notes Security Date (as defined in the Credit Agreement), subject to a prepayment premium.

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

2021 Notes

On April 13, 2021, we and NaviNet entered into a note purchase agreement with Highbridge and certain other buyers, including Nant Capital to issue and sell $137,500 in aggregate principal amount of the 2021 Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Pursuant to the terms of the Credit Agreement, we agreed with Nant Capital and Highbridge as a post-closing condition to amend the Indenture to, among other things, cause the 2021 Notes to be (i) guaranteed by our subsidiaries that provided guarantees under the Credit Agreement, (ii) secured by second priority liens on the assets that secure borrowings made pursuant to the Credit Agreement, (iii) subject to covenants that are substantially similar to the covenants in Articles VI and VII of the Credit Agreement and (iv) subject to certain additional events of default consistent with Article VIII of the Credit Agreement.

Additionally, we are currently negotiating with Nant Capital and Highbridge to further amend the Indenture in order to, among other things, defer all cash interest payments that would otherwise have been payable on the 2021 Notes until May 17, 2024 (provided that such cash interest payments shall be paid-in-kind and capitalized to the principal of the outstanding 2021 Notes on each interest payment date, with such compounding to occur on each interest payment date).
Nasdaq Delisting

On October 31, 2022, we received a notice (the “Notice”) from Nasdaq informing us that we are not in compliance with the minimum $15,000,000 market value of publicly held shares requirement for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(b)(2)(C) (the “Public Float Requirement”). The Notice had no immediate effect on our Nasdaq listing or trading of our common stock.

In accordance with Listing Rule 5810(c)(3)(D), we had a period of 180 calendar days, or until May 1, 2023, to regain compliance with the Public Float Requirement (the "Compliance Period").

On May 2, 2023, we received written notice from Nasdaq stating that we have not complied with the Public Float Requirement prior to the expiration of the Compliance Period (the “Delisting Notice”). The Delisting Notice indicated that our common stock would be suspended from trading on Nasdaq on May 11, 2023 unless we requested a hearing pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”) by 4:00 p.m. Eastern Time on May 9, 2023. We timely requested a hearing before the Panel, which is expected be held on June 8, 2023, and has stayed any trading suspension of our common stock until the completion of the Nasdaq hearing process and expiration of any additional extension period, if any, that may be granted by the Panel following the hearing. At or prior to the hearing, we intend to present our plans to Nasdaq to regain compliance with the Public Float Requirement and request an extension of time to allow our board and management to implement such plans.

There continues to be no immediate effect on the listing of our common stock, which continues to trade on the Nasdaq Global Select Market under the symbol “NH.” We are working diligently to satisfy, and intend to regain compliance with, the Public Float Requirement. However, there can be no assurance that we will be able to regain compliance with the Public Float Requirement prior to the hearing date or at all or that Nasdaq will grant us an extension of time to achieve compliance with the Public Float Requirement. We intend to continue to monitor our closing bid price for our common stock and will continue considering all available options to comply with the Public Float Requirement as may be necessary.

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

Allscripts conveyed to us 1,000,000 shares of our common stock at par value of $0.0001 per share that were previously owned by Allscripts as consideration for the transaction. We retired the shares of stock. Allscripts also paid $1.7 million of cash consideration to us as an estimated working capital payment, and we recorded a receivable of $1.0 million related to final working capital adjustments. We are also responsible for paying Allscripts for fulfilling certain customer service obligations of the business post-closing.

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, we committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 9 of the Consolidated Financial Statements). We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. The total estimated liability was $29.5 million and $35.7 million as of March 31, 2023 and December 31, 2022, respectively.

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

Non-GAAP net loss from continuing operations excludes the effects of the stock-based compensation expense, change in fair value of the Bookings Commitment, gain on partial lease termination, noncash interest expense related to convertible notes, intangible amortization, impacts of certain income tax benefits and provisions from noncash activity, and a litigation settlement.

The following table reconciles Net loss from continuing operations attributable to NantHealth to Net loss from continuing operations attributable to NantHealth - Non-GAAP for the three months ended March 31, 2023 and 2022 (Unaudited).

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(12,241)	$(15,950)
Adjustments to GAAP net income (loss):
Stock-based compensation expense	876	1,390
Change in fair value of Bookings Commitment	(3,833)	94
Gain on partial lease termination	(2)	—
Noncash interest expense related to convertible notes	37	37
Intangible amortization expense	1,089	2,232
Litigation settlement	(400)	—
Tax provision (benefit) resulting from certain noncash tax items	—	(40)
Total adjustments to GAAP net income (loss)	(2,233)	3,713
Net income (loss) - Non-GAAP	$(14,474)	$(12,237)

Weighted average basis common shares outstanding	7,703,304	7,701,416

Net income (loss) per common share - Non-GAAP	$(1.88)	$(1.59)

The following table reconciles Net loss per common share from continuing operations attributable to NantHealth to Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP for the three months ended March 31, 2023 and 2022 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2023	2022
Net income (loss) per common share attributable to NantHealth	$(1.59)	$(2.07)
Adjustments to GAAP net income (loss) per common share:
Stock-based compensation expense	0.11	0.18
Change in fair value of Bookings Commitment	(0.5)	—
Gain on partial lease termination	—	—
Noncash interest expense related to convertible notes	—	—
Intangible amortization expense	0.14	0.29
Litigation settlement	(0.05)	—
Tax provision (benefit) resulting from certain noncash tax items	—	(0.01)
Total adjustments to GAAP net income (loss) per common share	(0.30)	0.46
Net income (loss) per common share - Non-GAAP	$(1.89)	$(1.61)

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

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands)	Three Months Ended March 31,
	2023	2022
Revenue
Software-as-a-service related	$16,440	$15,771
Maintenance	575	464
Professional services	35	138
Total net revenue	17,050	16,373

Cost of Revenue
Software-as-a-service related	5,589	5,563
Software and hardware related	39	—
Maintenance	693	369
Professional services	—	—
Amortization of developed technologies	104	1,247
Total cost of revenue	6,425	7,179

Gross Profit	10,625	9,194

Operating Expenses
Selling, general and administrative	16,705	14,980
Research and development	5,164	5,715
Amortization of acquisition-related assets	985	985
Total operating expenses	22,854	21,680

Gain (loss) from operations	(12,229)	(12,486)
Interest income (expense), net	(4,153)	(3,450)
Other income (expense), net	4,215	6
Income (loss) before income taxes	(12,167)	(15,930)
Provision for (benefit from) income taxes	74	20
Net income (loss)	$(12,241)	$(15,950)

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended March 31,
	2023	2022
Revenue
Software-as-a-service related	96.4%	96.3%
Maintenance	3.4%	2.8%
Professional services	0.2%	0.9%
Total net revenue	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	32.8%	34.0%
Software and hardware related	0.2%	—%
Maintenance	4.1%	2.3%
Professional services	—%	(0.1)%
Amortization of developed technologies	0.6%	7.6%
Total software-related cost of revenue	37.7%	43.8%

Gross Profit	62.3%	56.2%

Operating Expenses
Selling, general and administrative	98.0%	91.5%
Research and development	30.3%	34.9%
Amortization of acquisition-related assets	5.7%	6.0%
Total operating expenses	134.0%	132.4%

Gain (loss) from operations	(71.7)%	(76.2)%
Interest income (expense), net	(24.4)%	(21.1)%
Other income (expense), net	24.7%	—%
Income (loss) before income taxes	(71.4)%	(97.3)%
Provision for (benefit from) income taxes	0.4%	0.1%
Net income (loss)	(71.8)%	(97.4)%

Comparison of the Three Months Ended March 31, 2023 and 2022 (Unaudited)
Revenue

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	Amount	Percent
Software-as-a-service related	$16,440	$15,771	$669	4.2%
Maintenance	575	464	111	23.9%
Professional services	35	138	(103)	(74.6)%
Total software-related revenue	17,050	16,373	677	4.1%
Other	—	—	—	—%
Total net revenue	$17,050	$16,373	$677	4.1%
Comparison of the three month periods ended March 31, 2023 and 2022 (Unaudited)
Total revenue increased $0.7 million, or 4.1%, for the three months ended March 31, 2023, compared to the prior year period, due to increased SaaS revenue of $0.7 million, related to increased revenue from SaaS Payor go-lives of $0.8 million. These increases were partially offset by a decrease in OpenNMS professional services revenue of $0.1 million.

Cost of Revenue

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	Amount	Percent
Software-as-a-service related	$5,589	$5,563	$26	0.5%
Software and hardware related	39	—	39	—%
Maintenance	693	369	324	87.8%
Amortization of developed technologies	104	1,247	(1,143)	(91.7)%
Total software-related cost of revenue	6,425	7,179	(754)	(10.5)%
Other	—	—	—	—%
Total cost of revenue	$6,425	$7,179	$(754)	(10.5)%
Comparison of the three month periods ended March 31, 2023 and 2022 (Unaudited)
Total cost of revenue decreased $0.8 million, or 10.5%, for the three months ended March 31, 2023, compared to the prior year period. The primary cause of the decrease was a decline in the amortization of developed technologies due to some assets being fully amortized. The decrease was partially offset by an increase in OpenNMS maintenance cost of revenue due to increased headcount to support incremental go-live activities.

Selling, General and Administrative

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	Amount	Percent
Selling, general and administrative	$16,705	$14,980	$1,725	11.5%
Comparison of the three month periods ended March 31, 2023 and 2022 (Unaudited)
Selling, general and administrative expenses increased $1.7 million, or 11.5% for the three months ended March 31, 2023, compared to the prior year period. The increase was driven by $1.4 million in higher personnel costs attributable to to the expansion of our headcount to support future growth plans and upgrading of various software tools and solutions. Higher legal and compliance costs totaling $0.9 million also contributed to the increase, offset with savings of $0.5 million in aggregate for other expense reductions.

Research and Development

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	Amount	Percent
Research and development	$5,164	$5,715	$(551)	(9.6)%
Comparison of the three month periods ended March 31, 2023 and 2022 (Unaudited)
Research and development expenses decreased $0.6 million, or 9.6%, for the three months ended March 31, 2023, compared to the prior year period. The decrease was primarily driven by lower overall headcount supporting R&D initiatives at the Company.

Amortization of Acquisition-related Assets

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	Amount	Percent
Amortization of acquisition-related assets	$985	$985	$—	—%
Comparison of the three month periods ended March 31, 2023 and 2022 (Unaudited)
Amortization of acquisition-related assets was flat at $1.0 million for the three months ended March 31, 2023 compared to $1.0 million for the three months ended March 31, 2022.

Interest Expense, net

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	Amount	Percent
Interest expense, net	$4,153	$3,450	$703	20.4%
Comparison of the three month periods ended March 31, 2023 and 2022 (Unaudited)
Interest expense, net increased by $0.7 million, or 20.4%, for the three months ended March 31, 2023, compared to the prior year period. The increase was primarily due to the interest on the new notes entered into during the fourth quarter of 2022 and the first quarter of 2023.
See the section entitled "Liquidity and Capital Resources" below and refer to Note 8 and Note 14 to the accompanying Consolidated Financial Statements for further discussion of our convertible notes and the new subordinated notes.
Other Income (Expense), net

			Period-To-Period Change
(Dollars in thousands)	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	Amount	Percent
Other income (expense), net	$4,215	$6	$4,209	70,150.0%
Comparison of the three month periods ended March 31, 2023 and 2022 (Unaudited)
The increase of $4.2 million Other income (expense), net for the three months ended March 31, 2023 compared to the prior year period was driven by the change in the fair value of the Bookings Commitment which resulted in a gain of $3.8 million and a gain due to litigation settlement of $0.4 million.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2023, we had cash and cash equivalents of $14.1 million, compared to $1.8 million as of December 31, 2022, of which $0.4 million and $0.8 million, respectively, related to foreign subsidiaries.
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

As of March 31, 2023, the Company was in compliance with all covenants. See Note 14 for additional information on these and other Notes.

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

Capital Expenditures

There have been no material changes during the three months ended March 31, 2023 to our capital expenditure obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our principal material cash requirements consist of obligations under our outstanding debt obligations related to the Senior Secured Term Facility, Nant Capital Note, Airstrip Note, Convertible Notes, Bookings Commitment, and noncancellable leases for our office space. Refer to Note 8, Note 9, Note 10, and Note 14 to the accompanying Consolidated Financial Statements.
Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
	2023	2022
Cash (used in) provided by:
Operating activities	$(6,572)	$(11,049)
Investing activities	(1,263)	(1,203)
Financing activities	20,601	(758)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(376)	(46)
Net decrease in cash, cash equivalents and restricted cash	$12,390	$(13,056)
Our net cash flows used in operating activities decreased $4.4 million during the three months ended March 31, 2023 primarily driven by decreased net losses of $3.7 million and an increase in working capital of $5.5 million from the three months ended March 31, 2023 compared to the three months ended March 31, 2022, partially offset by a decrease in fair value of our Bookings Commitment of $3.8 million and reduction of depreciation and amortization of $1.1 million.

Our net cash flows used in investing activities saw an increase of $0.1 million primarily driven by additional investment in internally developed software and purchases of property and equipment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Our net cash flows from financing activities saw an increase of $21.4 million primarily due to related party note and promissory note proceeds, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

See the accompanying Consolidated Statements of Cash Flows for additional details around sources and uses of cash for the years ended December 31, 2022 and 2021
New Accounting Pronouncements
See Note 2 to the accompanying Consolidated Financial Statements for a discussion of new accounting standards.

Related Party Transactions
See Note 14 to the accompanying Consolidated Financial Statements for a discussion of related party transactions.
Critical Accounting Policies and Significant Judgments and Estimates
This Management’s Discussion and Analysis of our Results of Operations and Liquidity and Capital Resources is based on our Consolidated Financial Statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies and estimates discussed in Note 2 to the Consolidated Financial Statements of our Annual Report on 10-K that was filed with the SEC on April 14, 2023, reflect our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. Refer to Note 2 to the accompanying Consolidated Financial Statements for a discussion of any significant changes to our critical accounting policies and estimates as disclosed in our 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this Item.

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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risks related to our relationships with our employee other companies

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

Our financial statements for the quarter ended March 31, 2023 are prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of March 31, 2023, we had cash and cash equivalents of $14.1 million. Further, we have incurred, and expect to continue to incur, negative cash flows in pursuit of our business plans for at least the twelve-month period following the date the financial statements are issued. Without giving effect to the prospect of raising additional capital from Highbridge and Nant Capital, increasing revenue in the near future or executing other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our debt service and other obligations due to third parties. Management’s plans to address this uncertainty are discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our ability to continue as a going concern is dependent upon our success in obtaining additional equity or debt financing, attaining further operating efficiencies, reducing expenditures and ultimately, generating significant revenue growth. Our plans to raise additional capital, including our ability to consummate any equity or debt financing, or take other actions to address any doubt regarding our ability to continue as a going concern, may not be successful. There can be no assurance that we would be able to obtain additional liquidity when needed or under acceptable terms, if at all. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees, and continued cash losses may risk our status as a going concern.

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

The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, borrowings under affiliated and non-affiliated debt, and equity sales. We have incurred net losses in our most recently completed three fiscal years, including a net loss of $67.8 million for the fiscal year ended December 31, 2022 . We may continue to incur net losses in future periods, which would adversely affect our business, financial condition and ability to service our debt obligations, and due to the risks inherent in our operations, our future net losses may be greater than our past net losses. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed would have a material adverse impact on our business and financial position.

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

We have a significant amount of debt outstanding. As of March 31, 2023, we had $282.0 million of notes outstanding.

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

We have incurred significant net losses from continuing operations in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $67.8 million and $58.5 million during the years ended December 31, 2022 and 2021, respectively, and $12.2 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $1.1 billion . The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our customer base and develop our product and service offerings, including (i) expansion of the features and capabilities of our NaviNet and Eviti product lines and (ii) expanding the OpenNMS solutions through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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

During the year ended December 31, 2022 we derived 27.7% of our revenue through a single channel partner, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 13.0% of our revenue through a customer of our NaviNet solution. On June 30, 2022, we received a notice of termination from the single channel partner, such termination will be effective June 30, 2023. We cannot guarantee that we will be able to find new sources of revenue to offset the termination by this channel partner or that the above mentioned NaviNet customer or any of oure other customers or partners will continue to contract for our services or acquire new services. We are currently in discussions with the channel partner regarding a new commercial agreement but if we are unable to establish a new agreement with the channel partner regarding such new commercial arrangement or our major NaviNet customer does not renew its agreement with us, our revenue could be greatly reduced, which would materially and adversely affect our business.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider and other third parties that maintain or otherwise process such information for us, are vulnerable to attacks by hackers or viruses, breaches, security incidents, employee error, malfeasance or other events. For example, in August 2022, we became aware of unauthorized activity in a customer’s account, which involved payments issued to a fraudulent account, unauthorized access to certain protected health information, and caused us to incur costs to respond to the incident. Any such breach or incident could result in a disruption or interruption to, or compromise, our networks and systems or those of our third-party service providers or partners, and the information stored or otherwise processed there could be publicly disclosed, accessed, rendered unavailable, used, modified, disclosed or otherwise processed without authorization, lost or stolen. Any such event, or the perception that any such event has occurred, could result in legal claims or proceedings (including regulatory investigations and enforcement actions), liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act (“HIPAA”), regulatory penalties and other liabilities. Although we have implemented security measures and a formal, dedicated enterprise security program in an effort to prevent unauthorized access to patient data, there is no guarantee we can continue to protect our online portal or will be able to protect our mobile applications from breach. Unauthorized access to, or unavailability, loss or dissemination of data, or unauthorized access to, interruptions or other disruptions to systems, whether maintained by us or by third parties performing services for us, could also disrupt our operations, including our ability to conduct our analyses, bill payers, providers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

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

Our products have in the past and may be subject to fraudulent usage, including but not limited to electronic fund transfer (“EFT”) fraud, unauthorized access to protected health information and other fraudulent schemes. Although our customers and the provider office users who access our products on behalf of the customer are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use their accounts through fraudulent means. For example, in January 2023, a user in one of the provider offices accessing NaviNet on behalf of one of our customers experienced a cybersecurity breach of its systems, which resulted in unauthorized access of certain users’ NaviNet accounts that resulted in EFT fraud. Cyberattacks are increasing in their frequency, sophistication and intensity. The techniques used to sabotage or to obtain unauthorized access to our products or those upon which we, our customers and the provider office users rely to process our information change frequently, and we, our customers and the provider office users may be unable to anticipate such techniques or implement adequate preventative measures or to stop security incidents in all instances. Any cybersecurity breach or security incident impacting our, our customers’ or the provider office users’ systems could result in exposure of authentication credentials, unauthorized access to accounts or fraudulent calls on accounts, any of which could adversely affect our reputation, business, results of operations and financial condition.
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
•security breaches and incidents, computer viruses and similar disruptive problems; and
•other potential interruptions.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of March 31, 2023, the total value of our goodwill and intangible assets, net of accumulated amortization was $127.4 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

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

Also, in March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak, and the world has been and continues to be impacted by COVID-19 and its variants. As a result, many jurisdictions, particularly in North America (including the United States), Europe and Asia, including the U.S. states in which we operate, such as California, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited, and are considering to further limit, social mobility and gathering. To date, there has been no material adverse impact to our business from the COVID-19 pandemic. Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on us and our contractors, consultants, customers, resellers and partners is unknown at this time. Moreover, the extent of the impact of the COVID-19 pandemic on our business and operating results is uncertain and difficult to predict and will depend on factors outside of our control including the timing or effectiveness of the vaccine roll-out globally, the timing of easing of preventative or mitigation measures or mandates, the impact of any variants that emerge, or any impact of a global vaccine roll-out on the global economy. For example, the demand for our solutions among certain of our provider or payer customers could be impacted in the future, either through reduced transaction volume for solutions by which we derive revenue on a per transaction basis or through the delayed closing or signing of new or add-on contracts with customers that are dealing with impacts from the COVID-19 pandemic. In April 2023, President Biden signed legislation that ends the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations is unclear.

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

We have developed, acquired, and licensed various patents and patent applications and we possess substantial know-how, copyrights and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform. As part of this and other acquisitions, we acquired patents and other intellectual property. As of March 31, 2023, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) twenty one (21) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) eighteen (18) pending U.S. utility patent applications; (iii) eighteen (18) issued patents outside the United States; and (iv) six (6) patent applications pending in jurisdictions outside the United States. Twenty five (25) of these assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.

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

We are subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA established uniform federal standards for certain “covered entities,” which include certain healthcare providers, healthcare clearinghouses, and health plans, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information ("PHI"). The Health Information Technology for Economic and Clinical Health Act ("HITECH Act"), which became effective on February 17, 2010, makes HIPAA’s security standards directly applicable to “business associates,” which are independent contractors or agents of covered entities that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. The HITECH Act also increased the civil and criminal penalties that may be imposed against covered entities, business associates and certain other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA’s requirements and seek attorney’s fees and costs associated with pursuing federal civil actions.

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
•investigation by the federal and state regulatory authorities empowered to enforce HIPAA and other data privacy and security laws, which include the U.S. Department of Health and Human Services ("HHS"), the Federal Trade Commission and state attorneys general, and the possible imposition of civil and criminal penalties;
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

For example, the California Consumer Privacy Act of 2018 ("CCPA"), which went into effect on January 1, 2020, requires covered businesses to provide substantial disclosures to California residents and honor such residents’ data protection and privacy rights, including the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the compromise of highly sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended several times, including by the California Privacy Rights Act ("CPRA"), a ballot initiative that passed in November 2020 that, among other things, created a new state agency vested with authority to implement and enforce the CCPA and the CPRA. Effective in most material aspects on January 1, 2023, the CPRA, among other things, expands California residents’ rights with respect to certain sensitive personal information and gives California residents a right to opt out of the sharing of certain personal information for targeted online advertising.

The CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. For example, Virginia, Colorado, Utah, and Connecticut have enacted such legislation that has or will become effective in 2023, and Iowa and Indiana have enacted such legislation that will go into effect in 2025 and 2026, respectively.

The EU has adopted data protection laws and regulations which may apply to us in certain circumstances, or in the future. The collection and use of health data and other personal data is governed in the EU by the General Data Protection Regulation (“GDPR”), which extends the geographical scope of EU data protection law to entities and operations outside of the EU under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU member state-level legislation. The GDPR, which is wide-ranging in scope and applicability, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data, including clinical trials. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The United Kingdom (“UK”) has substantially implemented the GDPR in legislation known as the UK GDPR. The UK GDPR sits alongside the UK Data Protection Act 2018, which implements certain derogations in the EU GDPR into English law. The requirements of the UK GDPR may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of total worldwide annual turnover.

In addition, other new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU, the UK and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. With the GDPR, UK GDPR, CCPA, CPRA, and other laws, regulations and other obligations relating to privacy, data protection, and cybersecurity imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy, data protection, or cybersecurity, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy, data protection, or cybersecurity, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability.

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

In accordance with Listing Rule 5810(c)(3)(D), we had a period of 180 calendar days, or until May 1, 2023, to regain compliance with the Public Float Requirement (the "Compliance Period").

On May 2, 2023, we received written notice from Nasdaq stating that we have not complied with the Public Float Requirement prior to the expiration of the Compliance Period (the “Delisting Notice”). The Delisting Notice indicated that our common stock would be suspended from trading on Nasdaq on May 11, 2023 unless we requested a hearing pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”) by 4:00 p.m. Eastern Time on May 9, 2023. We timely requested a hearing before the Panel, which is expected be held on June 8, 2023 (the “Hearing”), and has stayed any trading suspension of our common stock until the completion of the Nasdaq hearing process and expiration of any additional extension period, if any, that may be granted by the Panel following the Hearing.

There continues to be no immediate effect on the listing of our common stock, which continues to trade on the Nasdaq Global Select Market under the symbol “NH.” There can be no assurance that we will be able to regain compliance with the Public Float Requirement prior to the Hearing or at all or that Nasdaq will grant us an extension of time to achieve compliance with the Public Float Requirement.

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
None.
Recent Repurchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit	Filing	Filed
				Date	Herewith

10.1 + †	Credit Agreement, dated as of March 2, 2023, by and between the Registrant, certain subsidiaries of the Registrant, as the guarantors, the lender parties thereto and GLAS USA LLC, as administrative agent.		10.1		X

10.2	Subordination Agreement, dated March 2, 2023, by and between the Registrant, NaviNet, Inc., Airstrip Technologies, Inc. and Nant Capital, LLC.		10.2		X
10.3	Letter Agreement, dated March 2, 2023, by and between the Registrant and the beneficial owners listed thereto.		10.3		X
10.4	Amendment No. 1 to Shared Services Agreement, dated as of March 24, 2023, by and between the Registrant and NantWorks, LLC.		10.4		X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

† Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NantHealth, Inc.

(Registrant)

Date:	May 15, 2023	By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 15, 2023	By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)