Form 10-Q
period 2023-06-30
NantHealth, Inc.
filed 2023-08-22
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                 to
Commission file number: 001-37792

NantHealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-3019889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

760 W Fire Tower Rd, Suite 107		28590
Winterville,	North Carolina	(Zip Code)
(Address of principal executive offices)
(855) 949-6268
(Registrant’s telephone number, including area code)

3000 RDU Drive, Suite 200		27560
Morrisville,	North Carolina	(Zip Code)
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NHIQ	*

* The registrant’s common stock began quoting on the OTCQB Venture Market on May 30, 2023.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 18, 2023, the registrant had 7,703,304 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended June 30, 2023

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q this ("Quarterly Report"), including, without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our estimates regarding expenses, future revenues, capital requirements and our need to raise substantial additional capital to fund our operations for at least the next 12 months as a going concern;
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
•our ability to maintain the quotation of our shares on the OTCQB® Venture Market;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,174	$1,759
Accounts receivable, net	5,556	5,948
Related party receivables, net	476	476
Prepaid expenses and other current assets	2,783	4,402
Total current assets	14,989	12,585
Property, plant, and equipment, net	11,067	12,383
Goodwill	98,333	98,333
Intangible assets, net	27,931	30,110
Related party receivable, net of current	937	937
Operating lease right-of-use assets	3,350	4,285
Other assets	811	918
Total assets	$157,418	$159,551

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,202	$10,408
Accrued and other current liabilities	24,891	20,006
Deferred revenue	2,720	2,724
Related party payables, net	3,876	1,933
Related party notes payable	9,519	—
Notes payable	12,006	560
Total current liabilities	59,214	35,631
Deferred revenue, net of current	543	1,050
Notes payable	—	—
Related party liabilities	50,004	45,908
Related party promissory note	123,666	123,666
Related party convertible note, net	62,368	62,335
Convertible notes, net	74,298	74,683
Deferred income taxes, net	1,218	1,206
Operating lease liabilities	2,767	4,054
Other liabilities	36,575	36,411
Total liabilities	410,653	384,944
Commitments and Contingencies (Note 11)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 7,703,304 and 7,703,306 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	897,601	895,897
Accumulated deficit	(1,150,402)	(1,120,676)
Accumulated other comprehensive loss	(446)	(626)
Total stockholders' deficit	(253,235)	(225,393)
Total liabilities and stockholders' deficit	$157,418	$159,551

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Software-as-a-service related	$16,688	$15,861	$33,129	$31,632
Maintenance	536	428	1,111	892
Professional services	31	208	65	346
Total software-related revenue	17,255	16,497	34,305	32,870
Other	1	1	2	1
Total net revenue	17,256	16,498	34,307	32,871

Cost of Revenue
Software-as-a-service related	4,935	5,621	10,564	11,184
Maintenance	668	469	1,361	838
Professional services	—	9	—	9
Amortization of developed technologies	104	1,247	208	2,494
Total software-related cost of revenue	5,707	7,346	12,133	14,525
Other	—	1	—	1
Total cost of revenue	5,707	7,347	12,133	14,526

Gross Profit	11,549	9,151	22,174	18,345

Operating Expenses
Selling, general and administrative	12,630	14,017	29,335	28,997
Research and development	6,663	5,861	11,827	11,576
Amortization of acquisition-related assets	985	986	1,971	1,971
Total operating expenses	20,278	20,864	43,133	42,544

Gain (loss) from operations	(8,729)	(11,713)	(20,959)	(24,199)
Interest expense, net	(4,799)	(3,470)	(8,952)	(6,920)
Other income (expense), net	(4,051)	2,642	164	2,648
Income (loss) before income taxes	(17,579)	(12,541)	(29,747)	(28,471)
Provision for (benefit from) income taxes	(94)	(29)	(20)	(9)
Net income (loss)	$(17,485)	$(12,512)	$(29,727)	$(28,462)

Basic and diluted net income (loss) per share:
Total net income (loss) per share - common stock	$(2.27)	$(1.62)	$(3.86)	$(3.70)

Weighted average shares outstanding
Basic and diluted - common stock	7,703,304	7,703,349	7,703,304	7,702,388

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(17,485)	$(12,512)	$(29,727)	$(28,462)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	99	(278)	180	(374)
Total other comprehensive income (loss)	99	(278)	180	(374)
Comprehensive income (loss)	$(17,386)	$(12,790)	$(29,547)	$(28,836)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2022	7,703,306	$12	$895,897	$(1,120,676)	$(626)	$(225,393)
Stock-based compensation cost	—	—	908	—	—	908
Share repurchase	(2)	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	81	81
Net income (loss)	—	—	—	(12,241)	—	(12,241)
Balance at March 31, 2023	7,703,304	$12	$896,805	$(1,132,917)	$(545)	$(236,645)
Stock-based compensation cost	—	—	796	—	—	796
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	99	99
Net income (loss)	—	—	—	(17,485)	—	(17,485)
Balance at June 30, 2023	7,703,304	$12	$897,601	$(1,150,402)	$(446)	$(253,235)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2021	7,700,349	$12	$891,105	$(1,052,897)	$(212)	$(161,992)
Stock-based compensation cost	—	—	1,417	—	—	1,417
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	3,000	—	24	—	—	24
Other comprehensive income (loss)	—	—	—	—	(96)	(96)
Net income (loss)	—	—	—	(15,950)	—	(15,950)
Balance at March 31, 2022	7,703,349	$12	$892,546	$(1,068,847)	$(308)	$(176,597)
Stock-based compensation expense	—	—	—	—	—	—
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	—	—	1,289	—	—	1,289
Other comprehensive income (loss)	—	—	—	—	(278)	(278)
Net income (loss)	—	—	—	(12,512)	—	(12,512)
Balance at June 30, 2022	7,703,349	$12	$893,835	$(1,081,359)	$(586)	$(188,098)

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(29,727)	$(28,462)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,946	7,896
Amortization of debt discounts and deferred financing offering cost	437	73
Change in fair value of Bookings Commitment	193	(2,500)
Stock-based compensation	1,640	2,653
Deferred income taxes, net	34	(214)
Provision for bad debt expense	44	20
Gain on partial lease termination	(2)	—
Impairment of ROU asset	—	208
Changes in operating assets and liabilities:
Accounts receivable, net	345	741
Related party receivables, net	—	1
Prepaid expenses and other current assets	1,563	226
Accounts payable	(4,210)	1,638
Accrued and other current liabilities	4,495	(3,069)
Deferred revenue	(508)	(384)
Related party payables, net	7,098	1,157
Change in operating lease right-of-use assets and liabilities	(230)	(228)
Other assets and liabilities	(58)	50
Net cash provided by (used in) operating activities	(12,940)	(20,194)
Cash flows from investing activities:
Purchases of property and equipment, including internal-use software	(2,073)	(2,861)
Net cash provided by (used in) investing activities	(2,073)	(2,861)
Cash flows from financing activities:
Repayments of insurance promissory note and notes payable	(560)	(782)
Proceeds from related party notes	10,125	—
Proceeds from promissory notes	12,375	—
Proceeds from exercises of stock options	—	24
Payment of deferred financing costs, related party	(767)	—
Payment of deferred financing costs	(997)	—
Net cash provided by (used in) financing activities	20,176	(758)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(748)	(78)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,415	(23,891)
Cash, cash equivalents and restricted cash, beginning of period (1)	3,559	31,402
Cash, cash equivalents and restricted cash, end of period (1)	$7,974	$7,511
(1) Cash and cash equivalents included restricted cash of $1,800 and $1,800 at June 30, 2023 and December 31, 2022, respectively.
Restricted cash is included in the financial statement line items noted below at June 30, 2023 and 2022:

	June 30,
Financial statement line item	2023	2022
Other current assets	$1,180	$1,180
Other assets	620	620
Total restricted cash	1,800	1,800

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

As of June 30, 2023, the Company conducted the majority of its operations in the United States, Canada, and the United Kingdom.
Nasdaq Delisting and OTCQB Quotation

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

On May 2, 2023, the Company received written notice from Nasdaq stating that it had not complied with the Public Float Requirement prior to the expiration of the Compliance Period (the “Delisting Notice”). The Delisting Notice indicated that the Company's common stock would be suspended from trading on Nasdaq on May 11, 2023 unless the Company requested a hearing pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”) by 4:00 p.m. Eastern Time on May 9, 2023. On May 8, 2023, the Company timely requested a hearing before the Panel, which temporarily stayed the suspension of trading and delisting of the Company’s common stock from Nasdaq. The hearing was scheduled for June 8, 2023.

After additional consideration, the Company determined that it was no longer in its best interest to pursue continued listing of its common stock on the Nasdaq Global Select Market and withdrew its request for a hearing on May 19, 2023. On May 22, 2023, the Company received notice from Nasdaq that its shares would be suspended at the open of business on May 24, 2023, and the Company’s common stock began trading on the OTC Pink under a new symbol “NHIQ” on May 24, 2023. On May 30, 2023, the Company’s common stock began trading on the OTCQB Venture Market (the “OTCQB”), and Nasdaq filed a Form 25 Notification of Delisting with the Securities Exchange Commission (“SEC”) on July 27, 2023.

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
The Company has incurred significant losses and negative cash flows from operations. As of June 30, 2023, the Company had cash and cash equivalents of $6,174 and an accumulated deficit of $1,150,402. The Company had a net loss of $29,727 and used cash of $12,940 for operating activities for the six month period ended June 30, 2023. In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.
As a result of continuing anticipated operating cash outflows the Company believes that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financing. The Company’s ability to continue as a going concern is dependent upon its success in obtaining additional equity or debt financing, attaining further operating efficiencies, reducing expenditures and ultimately, generating significant revenue growth. The Company is evaluating strategies to obtain the required additional funding for future operations. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. We may also consider delaying our business activities and strategic initiatives, or selling off components of our business. Additionally, the Company continues to consider all strategic alternatives. The Company is undertaking a number of actions in order to improve its financial position and stabilize its results of operations including but not limited to, cost cutting, lowering capital expenditures, and implementing hiring freezes. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including promissory notes with Nant Capital and affiliates, convertible notes, the sale of its common stock, and proceeds from the sale of components of its business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

Note 2. Summary of Significant Accounting Policies
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

Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three months ended June 30, 2023 and 2022 there were $730 and $795, recognized, respectively, that were included in the deferred revenue balance at the beginning of the period. During the six months ended June 30, 2023 and 2022, there were revenues of $1,538 and $1,522 recognized, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $357 at June 30, 2023 and $686 at December 31, 2022. During the three months ended June 30, 2023 and 2022 the Company recorded amortization of $121 and $93, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded amortization of $240 and $235, respectively.

Where management is not able to conclude that the costs of a contract will be recovered, costs to obtain the contract are expensed as incurred.
Performance Obligations
As of June 30, 2023, the Company has allocated a total transaction price of $3,501 to unfulfilled performance obligations that are expected to be fulfilled within 8 years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

Note 4. Accounts Receivable, net
Accounts receivable are included in the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2023 and December 31, 2022 was $52 and $15, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 5. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid expenses	$1,375	$1,574
Restricted cash	1,180	1,180
Securities litigation insurance receivable	—	1,250
Other current assets	228	398
Prepaid expenses and other current assets	$2,783	$4,402

Accrued and other current liabilities as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Payroll and related costs	$9,654	$7,949
Accrued liabilities	6,090	4,279
Bookings Commitment (see Note 9)	2,181	2,153
Interest payable	2,799	703
Operating lease liabilities	2,225	2,105
Securities litigation and cyber estimated liability	220	1,470
Other accrued and other current liabilities	1,722	1,347
Accrued and other current liabilities	$24,891	$20,006

Note 6. Property, Plant and Equipment, net
Property, plant and equipment, net as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Computer equipment and software	$7,539	$7,592
Furniture and equipment	1,038	1,054
Leasehold improvements	3,794	3,776
Property, plant, and equipment, excluding internal-use software, gross	12,371	12,422
Less: Accumulated depreciation and amortization	(11,835)	(11,073)
Property, plant and equipment, excluding internal-use software, net	536	1,349
Internal-use software	50,821	49,479
Construction in progress - Internal-use software	2,321	1,464
Less: Accumulated depreciation and amortization, internal-use software	(42,611)	(39,909)
Internal-use software, net	10,531	11,034
Property, plant and equipment, net	$11,067	$12,383

Depreciation expense was $1,790 and $3,530 for the three and six months ended June 30, 2023, of which $1,381 and $2,700, related to internal-use software costs, respectively. Depreciation expense was $1,559 and $3,196 for the three and six months ended June 30, 2022, respectively, of which $1,078 and $2,206 related to internal-use software costs.

Amounts capitalized to internal-use software related to continuing operations for the three and six months ended June 30, 2023 and 2022 were $1,212 and $1,713 and $2,521 and $2,919, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 7. Intangible Assets, net
The Company’s definite-lived intangible assets as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Customer relationships	$53,000	$53,000
Developed technologies	34,500	34,500
Trade name	3,300	3,300
Installed user base	1,400	1,400
Intangible assets, gross	92,200	92,200
Less: Accumulated amortization	(64,269)	(62,090)
Intangible assets, net	$27,931	$30,110

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three and six months ended June 30, 2023 and 2022 was $1,089 and $2,233 and $2,179 and $4,465, respectively.

The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of June 30, 2023 is as follows:

Amounts
Remainder of 2023	$4,346
2024	4,283
2025	4,147
2026	3,467
2027	3,467
Thereafter	8,221
Total future intangible amortization expense	$27,931
Note 8. Debt
2021 4.5% Convertible Senior Notes ("2021 Convertible Notes")
On April 13, 2021, the Company and its wholly owned subsidiary, NaviNet, Inc. (the "NaviNet") entered into a note purchase agreement with Highbridge Capital Management, LLC and one of its affiliates (“Highbridge”) and certain other buyers, including Nant Capital, to issue and sell $137,500 in aggregate principal amount of its 4.5% convertible senior notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The 2021 Convertible Notes were issued on April 27, 2021. The total net proceeds from this offering were approximately $136,772, comprised of $62,223 from Nant Capital and $74,549 from Highbridge, after deducting Highbridge’s debt issuance costs of $118 and $610 in debt issuance costs paid to third parties in connection with the 2021 Convertible Notes offering.

The Company used part of the proceeds from the 2021 Convertible Notes issuance to repurchase the remaining $31,945 of principal amount of the 2016 5.5% Convertible Senior Notes ("2016 Notes") held by Highbridge (“Repurchased Notes”) and pay $644 of accrued and unpaid interest. On April 27, 2021, in connection with the issuance of the 2021 Convertible Notes, the Company provided a notice of a "Fundamental Change" (as defined in the indenture governing the Company's 2016 Notes) and an offer to repurchase all the outstanding 2016 Notes. On May 25, 2021, the Company purchased $55,555 of the outstanding 2016 Notes via a Fundamental Change repurchase and paid $1,358 of accrued and unpaid interest thereon.

On April 27, 2021, the 2021 Convertible Notes were issued to the investors under an indenture (as amended and restated, the “2021 Indenture”) dated April 27, 2021 entered into between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (the “Trustee”).

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Interest rates on the 2021 Convertible Notes are fixed at 4.5% per year, payable semi-annually on October 15th and April 15th of each year, beginning on October 15, 2021. The 2021 Convertible Notes will mature on April 15, 2026, unless earlier repurchased by the Company or converted pursuant to their terms.

The deferred financing offering costs on the 2021 Convertible Notes are being amortized to interest expense over the contractual terms of the 2021 Convertible Notes, using the effective interest method at an effective interest rate of 4.61%.

The initial conversion rate of the 2021 Convertible Notes is 17.3250 shares of common stock per $1 principal amount of 2021 Convertible Notes (which is equivalent to an initial conversion price of approximately $57.72 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events in accordance with the terms of the 2021 Indenture but will not be adjusted for accrued and unpaid interest.

Holders of the 2021 Convertible Notes may convert all or a portion of their 2021 Convertible Notes, in multiples of $1 principal amount, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the 2021 Convertible Notes will be settled in cash, shares of the Company's common stock or any combination thereof at the Company's option.
As of June 30, 2023, the remaining life of the Convertible Notes is approximately 2.8 years.

Prior to May 17, 2023, the 2021 Convertible Notes were the Company’s general unsecured obligations and were initially guaranteed on a senior unsecured basis by NaviNet.

The Company may not redeem the 2021 Convertible Notes prior to April 20, 2024. The Company may redeem for cash all or any portion of the 2021 Convertible Notes, at its option, on or after April 20, 2024, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2021 Convertible Notes to be redeemed, plus any accrued and unpaid special interest up to, but excluding, the redemption date. No sinking fund is provided for the 2021 Convertible Notes, which means that the Company is not required to redeem or retire the 2021 Convertible Notes periodically. If the Company exercises this option to redeem the 2021 Convertible Notes owned by Highbridge and Highbridge is unable to convert such 2021 Convertible Notes as a result of the application of the beneficial ownership limitations, at the request of Highbridge, the Company shall convert such 2021 Convertible Notes into the number of shares of the Company’s Series 1 Preferred Stock equal to the number of shares that the 2021 Convertible Notes are convertible into pursuant to the Conversion Option (as defined in the 2021 Indenture) into common stock.

Upon the occurrence of a fundamental change (as defined in the 2021 Indenture), holders may require the Company to purchase all or a portion of the 2021 Convertible Notes in principal amounts of $1 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the 2021 Convertible Notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date.

For so long as at least $25,000 principal amount of the 2021 Convertible Notes are outstanding, the 2021 Indenture restricts the Company or any of its subsidiaries from creating, assuming, or incurring any indebtedness owing to any of the Company's affiliates (other than intercompany indebtedness between the Company and its subsidiaries and other than any of the Company's 2021 Convertible Notes), or prepaying any such indebtedness, subject to certain exceptions, unless certain conditions described in the 2021 Indenture have been satisfied. Under the 2021 Indenture, the Company may incur affiliate debt if there is (i) no default or event of default at the time of such incurrence or would occur as a consequence of such incurrence; (ii) such affiliate debt is unsecured and subordinated to the 2021 Convertible Notes; and (iii) no principal of such affiliate debt is scheduled to mature earlier than the date that is 181 days after April 15, 2026, the maturity date of the 2021 Convertible Notes. See Note 11 Commitments and Contingencies for default provisions.

On May 17, 2023, pursuant to the terms of the Credit Agreement (as defined below), the Company amended and restated the 2021 Indenture to, among other things, cause the 2021 Convertible Notes to be (i) guaranteed by the Company’s subsidiaries that provided guarantees under the Credit Agreement, (ii) secured by second priority liens on the assets that secure borrowings made pursuant to the Credit Agreement, and (iii) governed by covenants that are substantially similar to the covenants in Articles VI and VII of the Credit Agreement. In connection with this post-closing covenant, the 2021 Indenture was also amended to add certain related events of default consistent with Article VIII of the Credit Agreement.

Additionally, the Company is currently negotiating with Nant Capital and Highbridge to further amend the 2021 Indenture in order to, among other things, defer all cash interest payments that would otherwise have been payable on the 2021 Convertible Notes until May 17, 2024 (provided that such cash interest payments shall be paid-in-kind and capitalized to the principal of the outstanding 2021 Convertible Notes on each interest payment date, with such compounding to occur on each interest payment date).

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table summarizes how the issuance of the 2021 Convertible Notes is reflected in the Company's Consolidated Balance Sheets.

2021 Convertible Notes - Nant Capital	June 30, 2023	December 31, 2022
Gross proceeds	$62,500	$62,500
Unamortized debt discounts and deferred financing offering costs	(132)	(165)
Net carrying amount - related party convertible note	$62,368	$62,335
2021 Convertible Notes - Highbridge
Gross proceeds	$75,000	$75,000
Unamortized debt discounts and deferred financing offering costs	(702)	(317)
Net carrying amount - convertible note	$74,298	$74,683

Promissory Notes
On March 2, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with Nant Capital and Highbridge as lenders. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $22,500 in a single drawdown made by the Company at closing (the “Senior Secured Term Loan Facility”). The maturity date of the Credit Agreement was originally December 15, 2023 (the “Maturity Date”) and accrues interest at an annual rate of 13% per annum with a 1% original issue discount. The proceeds from the Senior Secured Term Loan Facility will be used by the Company to fund working capital needs, expenditures and general corporate purposes of the Company.

The holders have agreed to amend the Credit Agreement (a) to extend the Maturity Date to May 17, 2024 and (b) to defer cash interest payments that would otherwise have been payable pursuant to the Credit Agreement and the 2021 Notes until May 17, 2024.

Concurrently with the execution of, and pursuant to, the Credit Agreement, the Company also entered into (1) a subordination agreement (the “Subordination Agreement”) with Nant Capital and Airstrip (collectively, the “Affiliated Lenders”), who are holders of certain affiliated debt of the Company, and (2) a letter agreement (the “Letter Agreement”) with certain entities affiliated with Highbridge and Nant Capital, who are holders of the 2021 Convertible Notes issued pursuant to the 2021 Indenture. The Subordination Agreement provides, among other things, that any payment of principal of, premium, if any, or interest on certain subordinated debt held by the Affiliated Lenders shall be subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as such Senior Secured Term Loan Facility is outstanding. The Letter Agreement provides that, among other things, (1) the holders of the 2021 Convertible Notes shall waive compliance with certain provisions of the 2021 Indenture, including, but not limited to, restrictions on borrowings from an affiliate lender of the Company and any current or future Default or Event of Default (as each term is defined in the 2021 Indenture) pursuant to any breach of Section 4.10 of the 2021 Indenture arising from any borrowing made by the affiliated lender to the Company, each such waiver is solely in connection with the Senior Secured Term Loan Facility, (2) prohibit the holders of the 2021 Convertible Notes from exercising any right to require the Company to repurchase any or all of the 2021 Convertible Notes upon the occurrence of a Fundamental Change (as defined in the 2021 Indenture) solely in connection with the Company’s common stock being delisted from the Nasdaq Global Select Market or similar securities exchange for a period beginning on the Closing Date (as defined in the Credit Agreement) and ending on the date that is five (5) months after the Closing Date, and (3) restricting the holders of the 2021 Convertible Notes from disposing of or otherwise transferring the 2021 Convertible Notes to any person other than an affiliate of such holder, until the approval of the Indenture Consent (as defined in the Letter Agreement).

On November 21, 2022, the Company entered into an unsecured subordinated promissory note (the “2022 Nant Capital Note”) with Nant Capital, whereby Nant Capital loaned $7,000 to the Company. Nant Capital is an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman of the Board of Directors and Chief Executive Officer. The 2022 Nant Capital Note contains an interest rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus 8.5% per annum, compounded annually and a maturity date of October 31, 2026. The Nant Capital Note also contains semiannual interest payments due on April 15th and October 15th of each year. The payment of the 2022 Nant Capital Note shall be subordinated and subject in right of payment to the prior payment in full of the 2021 Convertible Notes, and, as disclosed above, is subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as such Senior Secured Term Loan Facility is outstanding pursuant to the Subordination Agreement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
On October 3, 2022, the Company entered into an unsecured subordinated promissory note (the “Airstrip Note”) with Airstrip Technologies, Inc., a Delaware corporation (“Airstrip”), whereby AirStrip loaned $4,000 to the Company. AirStrip is an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman of the Board of Directors (the "Board") and Chief Executive Officer. The Airstrip Note contains an 8.5% interest rate compounded annually and a maturity date of October 31, 2026. The payment of the Airstrip Note shall be subordinated and subject in right of payment to the prior payment in full of the 2021 Convertible Notes, and, as disclosed above, is subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as such Senior Secured Term Loan Facility is outstanding pursuant to the Subordination Agreement.

In January 2016, the Company executed a demand promissory note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Soon-Shiong, our Chairman and CEO. As of June 30, 2023, the total advances made by Nant Capital to us pursuant to the note was approximately $112,666. On May 9, 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the 2016 Notes, the Company entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the Nant Capital Note to June 15, 2022 and to subordinate the Nant Capital Note in right of payment to the 2016 Notes. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. When a repayment is made, Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484 held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Convertible Notes, the Company entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Convertible Notes.
The following tables summarize how the issuances of the Credit Agreement, Nant Capital Note, 2022, Nant Capital Note, Airstrip Note, and insurance promissory note are reflected in the Company's Consolidated Balance Sheets.

	June 30, 2023	December 31, 2022
Credit Agreement - Nant Capital
Gross proceeds, related party promissory note	$10,125	$—
Unamortized debt discounts and deferred financing offering costs	(606)	—
Total net carrying amount, related party notes payable	$9,519	$—

Credit Agreement - Highbridge
Gross proceeds, note payable	$12,375	$—
Unamortized debt discounts and deferred financing offering costs	(369)	—
Total net carrying amount, Highbridge	$12,006	$—

Insurance promissory note		560

Total net carrying amount, notes payable current	$12,006	$560

	June 30, 2023	December 31, 2022
Nant Capital Note
Gross proceeds, related party promissory note	$112,666	$112,666
2022 Nant Capital Note
Gross proceeds, related party promissory note	7,000	7,000
Airstrip Note
Gross proceeds, related party promissory note	4,000	4,000
Total net carrying amount, related party promissory note	$123,666	$123,666

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The accrued and unpaid interest on the Nant Capital Note and Airstrip Note was included as part of non-current related party liabilities in the Consolidated Balance Sheets.

	June 30, 2023	December 31, 2022
Nant Capital Note
Accrued Interest	$49,753	$45,825
Airstrip Note
Accrued Interest	251	83
Total related party liabilities	$50,004	$45,908

The accrued and unpaid interest on the 2021 Convertible Notes, Nant Capital Note, and Credit Agreement Note are included as part of related party payables in the Consolidated Balance Sheets.

	June 30, 2023	December 31, 2022
2021 Convertible Notes - Nant Capital
Accrued interest	$1,992	$586
2022 Nant Capital Note
Accrued interest	557	103
Credit Agreement - Nant Capital
Accrued interest	331	—
Total accrued interest	$2,880	$689

The accrued and unpaid interest on the 2021 Convertible Notes and Credit Agreement Note are included as part of accrued and other current liabilities in the Consolidated Balance Sheets.

	June 30, 2023	December 31, 2022
2021 Convertible Notes - Highbridge
Accrued interest	$2,394	$703
Credit Agreement - Highbridge
Accrued interest	404	—
Total accrued interest	$2,798	$703

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The following tables set forth the Company's interest expense recognized in the Company's Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022. The amounts below are gross interest expense and do not reflect interest income which is also included in the interest expense, net amount in the Company's Consolidated Statements of Operations.

	Related-Party	Other	Total
Three Months Ended June 30, 2023
Nant Capital Note
Accrued coupon interest	$1,977	$—	$1,977
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$1,977	$—	$1,977

2021 Convertible Notes
Accrued coupon interest	$706	$847	$1,552
Amortization of deferred financing offering costs	17	20	37
Total notes interest expense	$722	$867	$1,589

Credit Agreement
Accrued coupon interest	$331	$404	$734
Amortization of deferred financing offering costs	122	154	276
Total notes interest expense	$452	$558	$1,010

2022 Nant Capital Note
Accrued coupon interest	$229	$—	$229
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$229	$—	$229

Airstrip Note
Accrued coupon interest	$85	$—	$85
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$85	$—	$85

Total interest expense	$3,465	$1,425	$4,890

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Related-Party	Other	Total
Three Months Ended June 30, 2022
Nant Capital Note
Accrued coupon interest	$1,883	$—	$1,883
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$1,883	$—	$1,883

2021 Convertible Notes
Accrued coupon interest	$703	$844	$1,547
Amortization of deferred financing offering costs	17	19	36
Total notes interest expense	$720	$863	$1,583

Total interest expense	$2,603	$863	$3,466

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Six Months Ended June 30, 2023	Related-Party	Other	Total
Nant Capital Note
Accrued coupon interest	$3,928	$—	$3,928
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$3,928	$—	$3,928

2021 Convertible Notes
Accrued coupon interest	$1,409	$1,690	$3,099
Amortization of deferred financing offering costs	33	40	73
Total notes interest expense	$1,442	$1,730	$3,172

Credit Agreement
Accrued coupon interest	$435	$532	$967
Amortization of deferred financing offering costs	161	203	364
Total notes interest expense	$596	$735	$1,330

2022 Nant Capital Note
Accrued coupon interest	$454	$—	$454
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$454	$—	$454

Airstrip Note
Accrued coupon interest	$169	$—	$169
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$169	$—	$169

Total interest expense	$6,588	$2,465	$9,053

Six Months Ended June 30, 2022	Related-Party	Other	Total
Nant Capital Note
Accrued coupon interest	$3,741	$—	$3,741
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$3,741	$—	$3,741

2021 Convertible Notes
Accrued coupon interest	$1,406	$1,688	$3,094
Amortization of deferred financing offering costs	34	39	73
Total notes interest expense	$1,440	$1,727	$3,167

Total interest expense	$5,181	$1,727	$6,908

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
On March 3, 2017, NantHealth Labs (formerly Liquid Genomics, Inc.), executed a promissory note with NantWorks. The principal amount of the advance made by NantWorks totaled $250 as of June 30, 2023 and December 31, 2022. On June 30, 2017, the promissory note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due on demand. The note bears interest at a per annum rate of 5.0%, compounded annually. As of June 30, 2023 and December 31, 2022, the total interest outstanding on this note amounted to $91 and $82, respectively, and is included in related party payables, net.

Note 9. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$37,056	$—	$—	$37,056

	December 31, 2022
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$36,863	$—	$—	$36,863

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

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. The Company also agreed that Allscripts shall receive at least $500 per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, the Company shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. As of both June 30, 2023 and December 31, 2022, the accrued Annual Minimum Commitment was $1,700. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business, using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 13% and 14% at June 30, 2023 and between 12% and 13% at December 31, 2022. The change in fair value is recorded within other income (expense), net in the Company's Consolidated Statements of Operations.

The fair value of the Bookings Commitment is dependent on management's estimate of the probability of success on individual opportunities and the cost of debt applied in discounting the liability. The higher the probability of success on each opportunity, the lower the fair value of the Bookings Commitment liability. The lower the cost of debt applied, the higher the value of the liability.

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at June 30, 2023, the fair value of the liability would increase by $3,044.

The fair market value for level 3 securities may be highly sensitive to the use of unobservable inputs and subjective assumptions. Generally, changes in significant unobservable inputs may result in significantly lower or higher fair value measurements.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the six months ended June 30, 2023:

	December 31, 2022	Transfers in (out) (1)	Change in fair value recognized in earnings	June 30, 2023
Liabilities
Bookings Commitment	36,863	—	193	37,056
	$36,863	$—	$193	$37,056

(1) Transfers out of the Bookings Commitment fair value liability relates to the Annual Minimum Commitment, which was recorded in accrued and other current liabilities.
Fair Value of Convertible Notes held at amortized cost
As of June 30, 2023 and December 31, 2022, the fair value and carrying value of the Company's 2021 Convertible Notes were:

	Fair value	Carrying value	Face value
2021 Convertible Notes
Balance as of June 30, 2023
Related party	$47,469	$62,368	$62,500
Others	56,963	74,298	75,000
	$104,432	$136,666	$137,500
Balance as of December 31, 2022
Related party	$48,125	$62,335	$62,500
Others	57,750	74,683	75,000
	$105,875	$137,018	$137,500

The fair value of the 2021 Convertible Notes was determined by using unobservable inputs that are supported by minimal non-active market activity and that are significant to determining the fair value of the debt instrument. The fair value is level 3 in the fair value hierarchy.

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

Future minimum lease payments under the Company's operating leases at June 30, 2023 were:

Maturity Analysis	Amounts
Remainder of 2023	$1,335
2024	2,436
2025	573
2026	541
2027	427
2028	438
Thereafter	222
Total future minimum lease payments	5,972
Less: imputed interest	(980)
Total	$4,992
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$2,225
Operating lease liabilities	2,767
$4,992

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
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of Nant Capital to fund the acquisition of NaviNet (see Note 14). On May 9, 2016 and December 15, 2016, the promissory note with Nant Capital was amended to provide that all outstanding principal and accrued interest is due and payable on June 15, 2022, and not on demand. On April 27, 2021, in connection with the issuance of the 2021 Convertible Notes, the Company entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Convertible Notes (see Note 8).
Indenture Obligations Under Convertible Notes
On April 27, 2021, the Company and NaviNet entered into the 2021 Indenture by and among NantHealth, NaviNet, as guarantor, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (the “Trustee”), pursuant to which the Company issued the 2021 Convertible Notes. The 2021 Convertible Notes will bear interest at a rate of 4.5% per year, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. The 2021 Convertible Notes will mature on April 15, 2026, unless earlier repurchased, redeemed or converted.

The following events are considered “events of default” with respect to the 2021 Convertible Notes, which may result in the acceleration of the maturity of the 2021 Convertible Notes:

(1) the Company defaults in any payment of interest on the 2021 Convertible Notes when due and payable and the default continues for a period of 30 days;

(2) the Company defaults in the payment of principal on the 2021 Convertible Notes when due and payable at the stated maturity, upon redemption, upon any required repurchase, upon declaration of acceleration or otherwise;

(3) failure by the Company to comply with its obligation to convert the 2021 Convertible Notes in accordance with the 2021 Indenture upon exercise of a holder’s conversion right and such failure continues for a period of five business days;

(4) failure by the Company to give a fundamental change notice or notice of a specified corporate transaction when due with respect to the 2021 Convertible Notes;

(5) failure by the Company to comply with its obligations under the 2021 Indenture with respect to consolidation, merger and sale of assets of the Company;

(6) failure by the Company to comply with any of its other agreements contained in the 2021 Convertible Notes or the 2021 Indenture, for a period 60 days after written notice from the Trustee or the holders of at least 25% in principal amount of the 2021 Convertible Notes then outstanding has been received;

(7) default by the Company or any of its significant subsidiaries (as defined in the 2021 Indenture) with respect to any mortgage, agreement or other instrument under which there may be outstanding, or by which there may be secured or evidenced, any indebtedness for money borrowed in excess of $17,500 (or its foreign currency equivalent) in the aggregate of the Company and/or any such subsidiary, whether such indebtedness now exists or shall hereafter be created (i) resulting in such indebtedness becoming or being declared due and payable or (ii) constituting a failure to pay the principal of any such indebtedness when due and payable at its stated maturity, upon required repurchase, upon declaration of acceleration or otherwise, and, in the case of clauses (i) and (ii), such default is not rescinded or annulled or such failure to pay or default shall not have been cured or waived, such acceleration is not rescinded or such indebtedness is not discharged, as the case may be, within 30 days after notice to the Company by the Trustee or to the Company and the Trustee by holders of at least 25% in aggregate principal amount of 2021 Convertible Notes then outstanding in accordance with the 2021 Indenture; or

(8) certain events of bankruptcy, insolvency, or reorganization of the Company or any of its significant subsidiaries (as defined in the 2021 Indenture).

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
If such an event of default, other than an event of default described in clause (8) above with respect to the Company, occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2021 Convertible Notes by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2021 Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest on the 2021 Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest on the 2021 Convertible Notes, if any, will be due and payable immediately.

On May 17, 2023, pursuant to the terms of the Credit Agreement (as defined below), the Company amended and restated the 2021 Indenture to, among other things, cause the 2021 Convertible Notes to be (i) guaranteed by the Company’s subsidiaries that provided guarantees under the Credit Agreement, (ii) secured by second priority liens on the assets that secure borrowings made pursuant to the Credit Agreement and (iii) governed by covenants that are substantially similar to the covenants in Articles VI and VII of the Credit Agreement. In connection with this post-closing covenant, the 2021 Indenture was also amended to add certain related events of default consistent with Article VIII of the Credit Agreement.
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
Securities and Derivative Litigation
In April 2018, two putative shareholder derivative actions, captioned Engleman v. Soon-Shiong, Case No. 2018-0282-AGB, and Petersen v. Soon-Shiong, Case No. 2018-0302-AGB were filed in the Delaware Court of Chancery. The plaintiff in the Engleman action previously filed a similar complaint in California Superior Court, Los Angeles County, which was dismissed based on a provision in the Company’s charter requiring derivative actions to be brought in Delaware. The Engleman and Petersen complaints contain allegations similar to those in the Deora action but asserted causes of action on behalf of NantHealth against various of the Company’s current or former executive officers and directors for alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company is named solely as a nominal defendant. In July 2018, the court issued an order consolidating the Engleman and Petersen actions as In re NantHealth, Inc. Stockholder Litigation, Lead C.A. No. 2018-0302, appointing Petersen as lead plaintiff, and designating the Petersen complaint as the operative complaint. On September 20, 2018, the defendants moved to dismiss the complaint. In October 2018, in response to the motion to dismiss, Petersen filed an amended complaint. In November 2018, the defendants moved to dismiss the amended complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets (which Petersen subsequently withdrew), and unjust enrichment. On January 14, 2020, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court dismissed all claims except one claim against Dr. Patrick Soon-Shiong for breach of fiduciary duty. Dr. Soon-Shiong and the Company filed answers to the amended complaint on March 30, 2020. On June 29, 2021, the Court granted the Unopposed Motion to Substitute Lead Plaintiff, following Plaintiff Petersen’s sale of his NantHealth stock, and appointed Engleman as Lead Plaintiff. On September 26, 2022, the parties filed with the Court a Stipulation for Compromise and Settlement to resolve the consolidated action in exchange for (i) the payment of $400, to be funded by the Company's insurance carriers, to offset the Company’s contribution to the settlement of the Deora action, and (ii) agreeing to implement certain corporate governance reforms. Additionally, the Company agreed to pay an award of attorneys’ fees and expenses to counsel for Lead Plaintiff in an amount of $1,250, to be funded by the Company's insurance carriers which was included in accrued and other current liabilities on the Consolidated Balance Sheets at December 31, 2022 but paid by our insurance in January 2023. The Court approved the settlement on January 10, 2023 and, as a result, the consolidated derivative action was dismissed. The Company has implemented, as required, the settlement’s corporate governance reforms within 60 days following the approval. The insurance company paid the securities litigation claims in January 2023, and settlement payment was received in January 2023.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Insurance

We purchase property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at June 30, 2023 and December 31, 2022 was $0 and $1,250, respectively, and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.
Cyber matters
In addition, we also purchase cyber liability insurance and crime insurance from third parties. In August 2022, the Company became aware of unauthorized activity in a customer’s account. In January 2023, the Company became aware of unauthorized activity in another customer's account. Both of these incidents involved payments issued to fraudulent accounts, unauthorized access to certain protected health information, and caused us to incur costs to respond to the incident. Approximately $242 and $100 in legal and professional fees, respectively, have been incurred as part of our response and investigation into this incident and these costs are included in accrued and other current liabilities as of June 30, 2023 and December 31, 2022, respectively on the Consolidated Balance Sheets.

The Company cannot be certain of the magnitude of a particular outcome. The Company initially recorded an estimated liability of $220 for possible claims tied to this incident, which is included in accrued and other current liabilities on the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, but there is a reasonable possibility of losses in excess of that amount although the amount of such reasonably possible losses cannot be determined at this time. The Company maintains that it is not liable for losses associated with the incident and reserves all rights and claims to vigorously defend against allegations to the contrary.

Note 12. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2023 was a benefit of $94 and $20. The provision for income taxes for the three and six months ended June 30, 2022 was a benefit of $29 and $9. The provision for income taxes for the three and six months ended June 30, 2023 and 2022 included an income tax provision for the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three and six months ended June 30, 2023 was a benefit of 0.47% and 0.02%. The effective tax rates for the three and six months ended June 30, 2022 was a provision of 0.20% and 0.02%. The effective tax rates for the three and six months ended June 30, 2023 and 2022 differed from the U.S. federal statutory rates of 21% primarily as a result of a valuation allowance on the Company's deferred tax assets.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 13. Net Income (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock attributable to NantHealth for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Common Stock	Common Stock	Common Stock	Common Stock
Net income (loss) per share numerator:
Net income (loss) for basic and diluted net loss per share	$(17,485)	$(12,512)	$(29,727)	$(28,462)
Weighted-average shares for basic and diluted net loss per share	7,703,304	7,703,349	7,703,304	7,702,388

Basic and diluted net income (loss) per share:
Total net income (loss) per share - common stock	$(2.27)	$(1.62)	$(3.86)	$(3.70)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2023	2022
Unvested and vested and unissued restricted stock units	7,980	7,980
Unexercised stock options	782,673	957,625
Convertible notes	2,382,190	2,382,190

Note 14. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the " NantWorks Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three and six months ended June 30, 2023, the Company incurred $174 and $862 from selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates by the Company. During the three and six months ended June 30, 2022, the Company incurred $387 and $152 from selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates by the Company.
Airstrip Shared Services Agreement
In February 2023, the Company entered into a shared services agreement with Airstrip Technologies, Inc. ("Airstrip") that provides for ongoing services from the Company in areas such as information technology and cloud services, administration management, finance and risk management, environmental health and safety, and corporate development and strategy (the "Airstrip Shared Services Agreement"). During the three and six months ended June 30, 2023, the Company billed $671 and $992 for services provided to Airstrip. As of June 30, 2023 the Company has a related party receivable of $992 due from Airstrip.
Related Party Promissory Notes

See Notes 8 (Debt) and 11 (Commitments and Contingencies) for a description of our related party promissory notes.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Related Party Receivables and Payables
As of June 30, 2023 and December 31, 2022, the Company had related party receivables of $1,413 and $1,413, respectively, primarily consisting of a receivable from Ziosoft KK of $1,041 and $1,041, respectively, which was related to the sale of Qi Imaging.
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

As of June 30, 2023 and December 31, 2022, the Company had no outstanding related party payables under the Second Amended Reseller Agreement. During the three and six months ended June 30, 2023 and June 30, 2022, no direct costs were recorded as cost of revenue related to the Second Amended Reseller Agreement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Related Party Share-based Payments
On December 21, 2020, ImmunityBio, Inc. (formerly known as NantKwest, Inc.) ("ImmunityBio"), NantCell, and Nectarine Merger Sub, Inc., a wholly owned subsidiary of ImmunityBio, entered into an Agreement and Plan of Merger, which was completed on March 9, 2021 (the "Merger"). The newly merged entity is majority owned by entities controlled by Dr. Soon-Shiong, Chairman and Chief Executive Officer of the Company. On March 4, 2021, prior to the Merger, NantCell awarded restricted stock units to its employees, including certain NantHealth employees working on behalf of ImmunityBio, which vest over defined service periods, subject to completion of a liquidity event. At the effective time of the Merger on March 9, 2021, the performance condition was met and each share of common stock of NantCell that was issued and outstanding immediately prior to the Merger was automatically converted into the right to receive as consideration newly issued common shares of ImmunityBio. The Company accounts for these awards as compensation cost at its estimated fair value over the vesting period with a corresponding credit to equity to reflect a capital contribution from, or on behalf of, the common controlling entity, to the extent that those services provided by its employees associated with these awards benefit NantHealth. The fair value is dependent on management's estimate of the benefit to NantHealth. The higher the estimate of benefit to the Company, the higher the fair value of compensation cost. The compensation cost attributed to NantHealth associated with these awards was an expense of $9 and $17 for the three and six months ended June 30, 2023.

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
Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of June 30, 2023, our accumulated deficit was approximately $1.2 billion. We expect to continue to incur operating losses over the near term as we expand our commercial operations and invest further in NantHealth solutions.
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

The maturity date of the Senior Secured Term Loan Facility was originally December 15, 2023 (the “Maturity Date”), and accrues interest at an annual rate of 13% per annum with a 1% original issue discount. Our obligations under the Credit Agreement are guaranteed by the Subsidiary Guarantors and are secured by a security interest in, and lien on, substantially all property (subject to certain exceptions) of the Obligors (the "Collateral"). We have the right to prepay the Senior Secured Term Loan Facility at any time or from time to time on or after the Existing Convertible Senior Notes Security Date (as defined in the Credit Agreement), subject to a prepayment premium.

The holders have agreed to amend the Credit Agreement to (a) to extend the Maturity Date to May 17, 2024 and (b) to defer cash interest payments that would otherwise have been payable pursuant to the Credit Agreement and the 2021 Notes until May 17, 2024.

The Credit Agreement includes conditions precedent, representations and warranties, affirmative and negative covenants and post-closing conditions customary for financings of this type and size, such as, among other things, limitations on indebtedness, a minimum liquidity requirement of cash and cash equivalents of not less than $5 million at any time, liens, fundamental changes, asset sales, investments and other matters customarily restricted in such agreements. The Credit Agreement also contains customary events of default, after which the Senior Secured Term Loan Facility may be due and payable immediately, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the Company and its subsidiaries, change in control and lien priority. In addition, the Credit Agreement contains certain post-closing covenants requiring, among other things, that the Company use its commercially reasonable efforts to sell certain businesses of the Company.

Concurrently with the execution of, and pursuant to, the Credit Agreement, we also entered into (1) a subordination agreement (the “Subordination Agreement”) with Nant Capital and Airstrip Technologies, Inc. (collectively, the “Affiliated Lenders”), who are holders of certain affiliated debt of the Company, and (2) a letter agreement (the “Letter Agreement”) with certain entities affiliated with the Highbridge Senior Lenders and Nant Capital, who are holders of the 2021 Convertible Notes (as defined below) issued pursuant to the 2021 Indenture. The Subordination Agreement provides, among other things, that any payment of principal of, premium, if any, or interest on certain subordinated debt held by the Affiliated Lenders shall be subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as such Senior Secured Term Loan Facility is outstanding. The Letter Agreement provides that, among other things, (1) the holders of the 2021 Convertible Notes shall waive compliance with certain provisions of the 2021 Indenture, including, but not limited to, restrictions on borrowings from an affiliate lender of ours and any current or future Default or Event of Default (as each term is defined in the 2021 Indenture) pursuant to any breach of Section 4.10 of the 2021 Indenture arising from any borrowing made by the affiliated lender to us, each such waiver is solely in connection with the Senior Secured Term Loan Facility, (2) prohibit the holders of the 2021 Convertible Notes from exercising any right to require us to repurchase any or all of the 2021 Convertible Notes upon the occurrence of a Fundamental Change (as defined in the 2021 Indenture) solely in connection with our common stock being delisted from the Nasdaq Global Select Market or a similar securities exchange for a period beginning on the Closing Date (as defined in the Credit Agreement) and ending on the date that is five (5) months after the Closing Date, and (3) restricting the holders of the 2021 Convertible Notes from disposing of or otherwise transferring the 2021 Convertible Notes to any person other than an affiliate of such holder, until the approval of the Indenture Consent (as defined in the Letter Agreement).

2022 Nant Capital Promissory Note

On November 21, 2022, the Company entered into an unsecured subordinated promissory note (the “2022 Nant Capital Note”) with Nant Capital, whereby Nant Capital loaned $7.0 million to the Company. The 2022 Nant Capital Note contains an interest rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus 8.5% per annum, compounded annually and a maturity date of October 31, 2026. The Nant Capital Note also contains semiannual interest payments due on April 15th and October 15th of each year. The payment of the 2022 Nant Capital Note shall be subordinated and subject in right of payment to the prior payment in full of the 2021 Convertible Notes (as defined below).

Airstrip Promissory Note

On October 3, 2022, we entered into an unsecured subordinated promissory note (the “Airstrip Note”) with Airstrip Technologies, Inc., a Delaware corporation (“Airstrip”), whereby AirStrip loaned $4.0 million to us. The Airstrip Note contains an 8.5% interest rate compounded annually and a maturity date of October 31, 2026. The payment of the Airstrip Note shall be subordinated and subject in right of payment to the prior payment in full of the 2021 Convertible Notes.

2021 Convertible Notes

On April 13, 2021, we and NaviNet entered into a note purchase agreement with Highbridge and certain other buyers, including Nant Capital to issue and sell $137,500 in aggregate principal amount of the 2021 Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

On May 17, 2023, pursuant to the terms of the Credit Agreement (as defined below), the Company amended and restated the 2021 Indenture to, among other things, cause the 2021 Convertible Notes to be (i) guaranteed by the Company’s subsidiaries that provided guarantees under the Credit Agreement, (ii) secured by second priority liens on the assets that secure borrowings made pursuant to the Credit Agreement and (iii) governed by covenants that are substantially similar to the covenants in Articles VI and VII of the Credit Agreement. In connection with this post-closing covenant, the 2021 Indenture was also amended to add certain related events of default consistent with Article VIII of the Credit Agreement.

Additionally, we are currently negotiating with Nant Capital and Highbridge to further amend the 2021 Indenture in order to, among other things, defer all cash interest payments that would otherwise have been payable on the 2021 Convertible Notes until May 17, 2024 (provided that such cash interest payments shall be paid-in-kind and capitalized to the principal of the outstanding 2021 Convertible Notes on each interest payment date, with such compounding to occur on each interest payment date).
Nasdaq Delisting and OTCQB Quotation

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

On May 2, 2023, we received written notice from Nasdaq stating that we have not complied with the Public Float Requirement prior to the expiration of the Compliance Period (the “Delisting Notice”). The Delisting Notice indicated that our common stock would be suspended from trading on Nasdaq on May 11, 2023 unless we requested a hearing pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”) by 4:00 p.m. Eastern Time on May 9, 2023. On May 8, 2023, we timely requested a hearing before the Panel, which temporarily stayed the suspension of trading and delisting of our common stock from Nasdaq. The hearing was scheduled for June 8, 2023.

After additional consideration, we determined that it was no longer in our best interest to pursue continued listing of its common stock on the Nasdaq Global Select Market and withdrew its request for a hearing on May 19, 2023. On May 22, 2023, the Company received notice from Nasdaq that its shares would be suspended at the open of business on May 24, 2023, and the Company’s common stock began trading on the OTC Pink under a new symbol “NHIQ” on May 24, 2023. On May 30, 2023, the Company’s common stock began trading on the OTCQB Venture Market (the “OTCQB”), and Nasdaq filed a Form 25 Notification of Delisting with the Securities Exchange Commission (“SEC”) on July 27, 2023.
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

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, we committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 9 of the Consolidated Financial Statements). We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. The total estimated liability was $40.5 million and $38.6 million as of June 30, 2023 and December 31, 2022, respectively.

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

The following table reconciles Net loss from continuing operations attributable to NantHealth to Net loss from continuing operations attributable to NantHealth - Non-GAAP for the three and six months ended June 30, 2023 and 2022 (Unaudited).

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(17,485)	$(12,512)	$(29,727)	$(28,462)
Adjustments to GAAP net income (loss):
Stock-based compensation expense	764	1,263	1,640	2,653
Impairment of ROU asset	—	208	—	208
Change in fair value of Bookings Commitment	4,430	(2,594)	597	(2,500)
Gain on partial lease termination	—	—	(2)	—
Noncash interest expense related to convertible notes	312	36	437	73
Intangible amortization expense	1,089	2,233	2,179	4,465
Litigation settlement	—	—	(400)	—
Tax provision (benefit) resulting from certain noncash tax items	(31)	(4)	(31)	(44)
Total adjustments to GAAP net income (loss)	6,564	1,142	4,420	4,855
Net income (loss) - Non-GAAP	$(10,921)	$(11,370)	$(25,307)	$(23,607)

Weighted average basis common shares outstanding	7,703,304	7,703,349	7,703,304	7,702,388

Net income (loss) per common share - Non-GAAP	$(1.42)	$(1.48)	$(3.29)	$(3.06)

The following table reconciles Net loss per common share from continuing operations attributable to NantHealth to Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP for the three and six months ended June 30, 2023 and 2022 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) per common share attributable to NantHealth	$(2.27)	$(1.62)	$(3.86)	$(3.70)
Adjustments to GAAP net income (loss) per common share:
Stock-based compensation expense	0.1	0.16	0.21	0.35
Impairment of ROU asset	—	0.03	—	0.03
Change in fair value of Bookings Commitment	0.58	(0.35)	0.07	(0.32)
Gain on partial lease termination	—	—	—	—
Noncash interest expense related to convertible notes	0.04	—	0.06	0.01
Intangible amortization expense	0.14	0.29	0.28	0.58
Litigation settlement	—	—	(0.05)	—
Tax provision (benefit) resulting from certain noncash tax items	—	—	—	(0.01)
Total adjustments to GAAP net income (loss) per common share	0.86	0.13	0.57	0.64
Net income (loss) per common share - Non-GAAP	$(1.41)	$(1.49)	$(3.29)	$(3.06)

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

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Software-as-a-service related	$16,688	$15,861	$33,129	$31,632
Software and hardware related	—	—	—	—
Maintenance	536	428	1,111	892
Professional services	31	208	65	346
Total software-related revenue	17,255	16,497	34,305	32,870
Other	1	1	2	1
Total net revenue	17,256	16,498	34,307	32,871

Cost of Revenue
Software-as-a-service related	4,935	5,621	10,564	11,184
Maintenance	668	469	1,361	838
Professional services	—	9	—	9
Amortization of developed technologies	104	1,247	208	2,494
Total software-related cost of revenue	5,707	7,346	12,133	14,525
Other	—	1	—	1
Total cost of revenue	5,707	7,347	12,133	14,526

Gross Profit	11,549	9,151	22,174	18,345

Operating Expenses
Selling, general and administrative	12,630	14,017	29,335	28,997
Research and development	6,663	5,861	11,827	11,576
Amortization of acquisition-related assets	985	986	1,971	1,971
Total operating expenses	20,278	20,864	43,133	42,544

Gain (loss) from operations	(8,729)	(11,713)	(20,959)	(24,199)
Interest expense, net	(4,799)	(3,470)	(8,952)	(6,920)
Other income (expense), net	(4,051)	2,642	164	2,648
Income (loss) from related party equity method investment	—	—	—	—
Income (loss) before income taxes	(17,579)	(12,541)	(29,747)	(28,471)
Provision for (benefit from) income taxes	(94)	(29)	(20)	(9)
Net income (loss)	$(17,485)	$(12,512)	$(29,727)	$(28,462)

Basic and diluted net income (loss) per share:
Total net (loss) income per share - common stock	$(2.27)	$(1.62)	$(3.86)	$(3.70)

Weighted average shares outstanding
Basic and diluted - common stock	7,703,304	7,703,349	7,703,304	7,702,388

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Software-as-a-service related	96.7%	96.1%	96.6%	96.2%
Maintenance	3.1%	2.6%	3.2%	2.7%
Professional services	0.2%	1.3%	1.0%	1.1%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	28.6%	34.1%	30.8%	34.0%
Maintenance	3.9%	2.8%	4.0%	2.5%
Professional services	—%	—%	—%	0.1%
Amortization of developed technologies	0.6%	7.6%	0.6%	7.6%
Total software-related cost of revenue	33.1%	44.5%	35.4%	44.2%

Gross Profit	66.9%	55.5%	64.6%	55.8%

Operating Expenses
Selling, general and administrative	73.2%	85.0%	85.5%	88.2%
Research and development	38.6%	35.5%	34.5%	35.2%
Amortization of acquisition-related assets	5.7%	6.0%	5.7%	6.0%
Total operating expenses	117.5%	126.5%	125.7%	129.4%

Gain (loss) from operations	(50.6)%	(71.0)%	(61.1)%	(73.6)%
Interest expense, net	(27.8)%	(21.0)%	(26.1)%	(21.1)%
Other income (expense), net	(23.5)%	16.0%	0.5%	8.1%
Income (loss) before income taxes	(101.9)%	(76.0)%	(86.7)%	(86.6)%
Provision for (benefit from) income taxes	(0.5)%	(0.2)%	(0.1)%	—%
Net income (loss)	(101.3)%	(75.8)%	(86.6)%	(86.6)%

Comparison of the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Software-as-a-service related	$16,688	$15,861	$33,129	$31,632	$827	5.2%	$1,497	4.7%
Maintenance	536	428	1,111	892	108	25.2%	219	24.6%
Professional services	31	208	65	346	(177)	(85.1)%	(281)	(81.2)%
Total software-related revenue	17,255	16,497	34,305	32,870	758	4.6%	1,435	4.4%
Other	1	1	2	1	—	—%	1	100.0%
Total net revenue	$17,256	$16,498	$34,307	$32,871	$758	4.6%	$1,436	4.4%
Comparison of the three month periods ended June 30, 2023 and 2022 (Unaudited)
Total revenue increased $0.8 million, or 4.6%, for the three months ended June 30, 2023, compared to the prior year period, due to increased SaaS revenue of $0.8 million from SaaS Payor go-lives. These increases were partially offset by a decrease in OpenNMS professional services revenue.
One of our NaviNet customers representing approximately 9% of our total revenue for the year ended December 31, 2022, and approximately 9% of our total revenue for the six months ended June 30, 2023, does not plan to renew its contract. The contract expires in July 2024. In addition, another of our NaviNet customers representing approximately 13% of our total revenue for the year ended December 31, 2022, and approximately 15% of our total revenue for the six months ended June 30, 2023, has announced a transition from NaviNet to a competitor, which we expect will result in a reduction of the level of service this customer has historically generated with us. However, we continue to engage in discussions with both customers regarding supplemental services and business opportunities that may extend beyond the service termination date or transition, respectively. Customer churn is a natural part of our business and, while there is no guarantee that we will be able to offset the loss of these customers in the short term, we continue to develop new product enhancements and offerings to help drive customer acquisition and expansion opportunities to replace this lost revenue in the long term.

Comparison of the six month periods ended June 30, 2023 and 2022 (Unaudited)
Total revenue increased $1.4 million or 4.4%, for the six months ended June 30, 2023, compared to the prior year period, due to increased SaaS revenue of $1.5 million related to increased revenue from SaaS Payor go-lives. The increase was partially offset by a decrease of OpenNMS professional services revenue.
Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Software-as-a-service related	$4,935	$5,621	$10,564	$11,184	$(686)	(12.2)%	$(620)	(5.5)%
Software and hardware related	—	—	—	—	—	—%	—	—%
Maintenance	668	469	1,361	838	199	42.4%	523	62.4%
Amortization of developed technologies	104	1,247	208	2,494	(1,143)	(91.7)%	(2,286)	(91.7)%
Total software-related cost of revenue	5,707	7,346	12,133	14,525	(1,639)	(22.3)%	(2,392)	(16.5)%
Other	—	1	—	1	(1)	(100.0)%	(1)	(100.0)%
Total cost of revenue	$5,707	$7,347	$12,133	$14,526	$(1,640)	(22.3)%	$(2,393)	(16.5)%
Comparison of the three month periods ended June 30, 2023 and 2022 (Unaudited)
Total cost of revenue decreased $1.6 million, or 22.3%, for the three months ended June 30, 2023, compared to the prior year period. The primary cause of the decrease was a decline in the amortization of developed technologies due to some assets being fully amortized and further cost reductions.

Comparison of the six month periods ended June 30, 2023 and 2022 (Unaudited)
Total cost of revenue decreased $2.4 million, or 16.5%, for the six months ended June 30, 2023, compared to the prior year period. The primary cause of the decrease was a decline in the amortization of developed technologies due to some assets being fully amortized.

Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Selling, general and administrative	$12,630	$14,017	$29,335	$28,997	$(1,387)	(9.9)%	$338	1.2%
Comparison of the three month periods ended June 30, 2023 and 2022 (Unaudited)
Selling, general and administrative expenses decreased $1.4 million, or 9.9% for the three months ended June 30, 2023, compared to the prior year period. The decrease was driven by $1.1 million in lower vendor software costs due to overall cost reductions. The remaining decrease totaling $0.3 million in aggregate came from other expense reductions.

Comparison of the six month periods ended June 30, 2023 and 2022 (Unaudited)
Selling, general and administrative expenses increased $0.3 million, or 1.2% for the six months ended June 30, 2023, compared to the prior year period. The increase was driven by higher legal and outside services costs totaling $1.8 million, which was mostly offset by lower vendor software costs due to overall cost reductions totaling $1.5 million.
Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Research and development	$6,663	$5,861	$11,827	$11,576	$802	13.7%	$251	2.2%
Comparison of the three month periods ended June 30, 2023 and 2022 (Unaudited)
Research and development expenses increased $0.8 million, or 13.7%, for the three months ended June 30, 2023, compared to the prior year period. The increase was primarily driven by lower labor capitalization of $0.8 million and higher vendor software costs and outside services totaling $0.2 million. This was partially offset by lower overall headcount supporting R&D initiatives at the Company totaling $0.2 million.
Comparison of the six month periods ended June 30, 2023 and 2022 (Unaudited)
Research and development expenses increased $0.3 million, or 2.2%, for the six months ended June 30, 2023, compared to the prior year period. The increase was primarily driven by lower labor capitalization of $0.6 million and higher vendor software costs and outside services totaling $0.7 million. This was partially offset by lower overall headcount supporting R&D initiatives at the Company totaling $0.1 million.
Amortization of Acquisition-related Assets

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Amortization of acquisition-related assets	$985	$986	$1,971	$1,971	$(1)	(0.1)%	$—	—%

Comparison of the three month periods ended June 30, 2023 and 2022 (Unaudited)
Amortization of acquisition-related assets was flat at $1.0 million for the three months ended June 30, 2023 compared to $1.0 million for the three months ended June 30, 2022.

Comparison of the six month periods ended June 30, 2023 and 2022 (Unaudited)
Amortization of acquisition-related assets was flat at $2.0 million for the six months ended June 30, 2023 compared to $2.0 million for the year ago period.
Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Interest expense, net	$4,799	$3,470	$8,952	$6,920	$1,329	38.3%	$2,032	29.4%
Comparison of the three month periods ended June 30, 2023 and 2022 (Unaudited)
Interest expense, net increased by $1.3 million, or 38.3%, for the three months ended June 30, 2023, compared to the prior year period. The increase was primarily due to the interest on the new notes entered into during the fourth quarter of 2022 and the first quarter of 2023.
See the section entitled "Liquidity and Capital Resources" below and refer to Note 8 to the accompanying Consolidated Financial Statements for further discussion of our convertible notes and the new subordinated notes.
Comparison of the six month periods ended June 30, 2023 and 2022 (Unaudited)
Interest expense, net increased $2.0 million or 29.4% for the six months ended June 30, 2023 compared to the prior year period. The increase was primarily due to the interest on the new notes entered into during the fourth quarter of 2022 and the first quarter of 2023.
See the section entitled "Liquidity and Capital Resources" below and refer to Note 8 to the accompanying Consolidated Financial Statements for further discussion of our 2021 Convertible Notes and the new subordinated note

Other Income (Expense), net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Other income (expense), net	$(4,051)	$2,642	$164	$2,648	$(6,693)	(253.3)%	$(2,484)	(93.8)%
Comparison of the three month periods ended June 30, 2023 and 2022 (Unaudited)
Other income (expense), net increased $6.7 million, or 253.3% for the three months ended June 30, 2023 compared to the prior year period was primarily driven by the change in the fair value of the Bookings Commitment which resulted in a loss of $4.0 million in the current period.
Comparison of the six month periods ended June 30, 2023 and 2022 (Unaudited)
Other income (expense), net increased $2.5 million, or 93.8%, for the six months ended June 30, 2023 compared to the prior year period due to a loss of $0.2 million driven by the change in fair value of the Bookings Commitment but was partially offset by a $0.4 million gain due to a litigation settlement.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2023, we had cash and cash equivalents of $6.2 million, compared to $1.8 million as of December 31, 2022, of which $0.2 million and $0.8 million, respectively, related to foreign subsidiaries.
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

Concurrently with the execution of, and pursuant to, the Credit Agreement, we also entered into (1) a subordination agreement (the “Subordination Agreement”) with Nant Capital and Airstrip (collectively, the “Affiliated Lenders”), who are holders of certain affiliated debt, including the 2022 Nant Capital Note and Airstrip Note, respectively, and (2) a letter agreement (the “Letter Agreement”) with certain entities affiliated with Highbridge and Nant Capital, who are holders of the 2021 Convertible Notes issued pursuant to the 2021 Indenture. The Subordination Agreement provides, among other things, that any payment of principal of, premium, if any, or interest on certain subordinated debt held by the Affiliated Lenders shall be subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as such Senior Secured Term Loan Facility is outstanding. The Letter Agreement provides that, among other things, (1) the holders of the 2021 Convertible Notes shall waive compliance with certain provisions of the 2021 Indenture, including, but not limited to, restrictions on borrowings from an affiliate lender of ours and any current or future Default or Event of Default (as each term is defined in the 2021 Indenture) pursuant to any breach of Section 4.10 of the 2021 Indenture arising from any borrowing made by the affiliated lender to the Company, each such waiver is solely in connection with the Senior Secured Term Loan Facility, (2) prohibit the holders of the 2021 Convertible Notes from exercising any right to require us to repurchase any or all of the 2021 Convertible Notes upon the occurrence of a Fundamental Change (as defined in the 2021 Indenture) solely in connection with our common stock being delisted from the Nasdaq Global Select Market or similar securities exchange for a period beginning on the Closing Date (as defined in the Credit Agreement) and ending on the date that is five (5) months after the Closing Date, and (3) restricting the holders of the 2021 Convertible Notes from disposing of or otherwise transferring the 2021 Convertible Notes to any person other than an affiliate of such holder, until the approval of the Indenture Consent (as defined in the Letter Agreement).

As of June 30, 2023, the Company was in compliance with all covenants. See Note 8 for additional information on these and other Notes.

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

Capital Expenditures

There have been no material changes during the six months ended June 30, 2023 to our capital expenditure obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our principal material cash requirements consist of obligations under our outstanding debt obligations related to the Senior Secured Term Facility, Nant Capital Note, Airstrip Note, 2021 Convertible Notes, Bookings Commitment, and noncancellable leases for our office space. Refer to Note 8, Note 9, Note 10, and Note 14 to the accompanying Consolidated Financial Statements. As a result of continuing anticipated operating cash outflows we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financing, and our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures and ultimately, generate significant revenue growth. Our plans to raise additional capital, including our ability to consummate any transaction as a result of our strategic review, or take other actions to address the doubt regarding our ability to continue as a going concern, may not be successful. There can be no assurance that the Company would be able to obtain additional liquidity when needed or under acceptable terms, if at all. Refer to “Risk Factors – Our recurring losses and negative cash flow from operations, as well as current cash and liquidity projections, raise substantial doubt about our ability to continue as a going concern.”
Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,
	2023	2022
Cash (used in) provided by:
Operating activities	$(12,940)	$(20,194)
Investing activities	(2,073)	(2,861)
Financing activities	20,176	(758)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(748)	(78)
Net decrease in cash, cash equivalents and restricted cash	$4,415	$(23,891)
Our net cash flows used in operating activities decreased $7.3 million during the six months ended June 30, 2023 compared to the prior year period primarily driven by an increase in working capital of $8.4 million from the six months ended June 30, 2023 compared to the six months ended June 30, 2022, partially offset by increased net losses of $1.3 million and an increase in fair value of our Bookings Commitment of $0.2 million.

Our net cash flows used in investing activities saw a decrease of $0.8 million compared to the prior year period primarily driven by lower investment in internally developed software and purchases of property and equipment for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Our net cash flows from financing activities saw an increase of $20.9 million compared to the prior year period primarily due to related party note and promissory note proceeds, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

See the accompanying Consolidated Statements of Cash Flows for additional details around sources and uses of cash.
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risks related to our financial condition and capital requirements

•Our recurring losses and negative cash flow from operations, as well as current cash and liquidity projections, raise substantial doubt about our ability to continue as a going concern.
•Our business would be adversely affected if we are unable to service our debt obligations.
•Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk on our variable rate debt.
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
•The trading price of our common stock has been and may continue to be volatile. This volatility may affect the price at which you could sell our common stock.
•The suspension and delisting of our common stock from Nasdaq could have a material adverse effect on our business and may prevent certain investors from investing or achieving a meaningful degree of liquidity.

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

Risks related to our financial condition and capital requirements

Our recurring losses and negative cash flow from operations, as well as current cash and liquidity projections, raise substantial doubt about our ability to continue as a going concern.

As disclosed in Note 1 of our consolidated unaudited financial statements, we believe that our current level of cash, cash equivalents and marketable securities, together with committed financing facilities, are not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements are issued without additional funding or financing. The existence of these conditions raises substantial doubt about our ability to continue as a “going concern” for at least the twelve month period following the date the financial statements were issued.

Our financial statements for the quarter ended June 30, 2023 are prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our current cash positions and recurring operating losses have raised substantial doubt about our ability to continue as a going concern for at least the twelve month period following the date the financial statements were issued. As of June 30, 2023, we had cash and cash equivalents of $6.2 million. Further, we have incurred, and expect to continue to incur, negative cash flows in pursuit of our business plans for at least the twelve-month period following the date the financial statements are issued. Without giving effect to the prospect of raising additional capital from Highbridge and Nant Capital, increasing revenue in the near future or executing other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our debt service and other obligations due to third parties. Management’s plans to address this uncertainty are discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our ability to continue as a going concern is dependent upon our success in obtaining additional equity or debt financing, attaining further operating efficiencies, reducing expenditures and ultimately, generating significant revenue growth. Our plans to raise additional capital, including our ability to consummate any equity or debt financing, or take other actions to address any doubt regarding our ability to continue as a going concern, may not be successful. There can be no assurance that we would be able to obtain additional liquidity when needed or under acceptable terms, if at all. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees, and continued cash losses may risk our status as a going concern.

Our business would be adversely affected if we are unable to service our debt obligations.

We have incurred substantial indebtedness. Our ability to pay interest and principal when due, comply with debt covenants or repurchase the 2021 Convertible Notes if a change of control occurs, will depend upon, among other things, sales and cash flow levels and other factors that affect our future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond our control. Given the current economic environment, and ongoing challenges to our business, we may be unable to service our debt obligations, or comply with the other terms of the 2021 Convertible Notes, the Credit Agreement or our other debt instruments, which would among other things, result in an event of default under the 2021 Indenture, the Credit Agreement or our other debt instruments.

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

We have a significant amount of debt outstanding. As of June 30, 2023, we had $260.3 million of notes outstanding.

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

We and our subsidiaries may incur additional indebtedness in the future. Although the 2021 Indenture contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. In addition, the 2021 Indenture does not restrict us from incurring additional debt provided it is subordinate to the 2021 Convertible Notes. To the extent we or our subsidiaries incur additional debt beyond anticipated debt levels, the related risks that we and our subsidiaries face could intensify.

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

We have incurred significant net losses from continuing operations in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $67.8 million and $58.5 million during the years ended December 31, 2022 and 2021, respectively, and $17.5 million for the three months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $1.2 billion . The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our customer base and develop our product and service offerings, including (i) expansion of the features and capabilities of our NaviNet and Eviti product lines and (ii) expanding the OpenNMS solutions through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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

In addition, the Credit Agreement required certain of our subsidiaries to guarantee the 2021 Convertible Notes, and required us to secure the 2021 Convertible Notes by second priority liens on substantially all of the assets (including intellectual property) of us and our subsidiary guarantors with substantially similar restrictions as described above.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Senior Secured Term Loan Facility, the 2021 Convertible Notes, the 2022 Nant Capital Note, and the 2022 Airstrip Note, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. For example, under the terms of the 2021 Indenture, we may be required to repurchase the 2021 Convertible Notes at a price equal to 100% of the principal amount of the 2021 Convertible Notes to be repurchased, plus accrued and unpaid interest, upon the occurrence of a fundamental changes (as defined in the 2021 Indenture).

Concurrently with the execution of, and pursuant to, the Credit Agreement, we also entered into (1) a subordination agreement (the “Subordination Agreement”) with Nant Capital and Airstrip (collectively, the “Affiliated Lenders”), who are holders of certain affiliated debt of ours, and (2) a letter agreement (the “Letter Agreement”) with certain entities affiliated with Highbridge and Nant Capital, who are holders of the 2021 Convertible Notes issued pursuant to the 2021 Indenture. The Subordination Agreement provides, among other things, that any payment of principal of, premium, if any, or interest on certain subordinated debt held by the Affiliated Lenders shall be subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as the Senior Secured Term Loan Facility is outstanding. The Letter Agreement provides that, among other things, (1) the holders of the 2021 Convertible Notes shall waive compliance with certain provisions of the 2021 Indenture, including, but not limited to, restrictions on borrowings from an affiliate lender of ours and any current or future Default or Event of Default (as each term is defined in the 2021 Indenture) pursuant to any breach of Section 4.10 of the 2021 Indenture arising from any borrowing made by the affiliated lender to the Company, each such waiver is solely in connection with the Senior Secured Term Loan Facility, (2) prohibit the holders of the 2021 Convertible Notes from exercising any right to require us to repurchase any or all of the 2021 Convertible Notes upon the occurrence of a Fundamental Change (as defined in the 2021 Indenture) solely in connection with our common stock being delisted from the Nasdaq Global Select Market or similar securities exchange for a period beginning on the Closing Date (as defined in the Credit Agreement) and ending on the date that is five (5) months after the Closing Date, and (3) restricting the holders of the 2021 Convertible Notes from disposing of or otherwise transferring the 2021 Convertible Notes to any person other than an affiliate of such holder, until the approval of the Indenture Consent (as defined in the Letter Agreement).

Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the 2021 Convertible Notes, the indebtedness under the Credit Agreement and our other debt instruments, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of June 30, 2023, the total value of our goodwill and intangible assets, net of accumulated amortization was $126.3 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

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

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak, and the world has been and continues to be impacted by COVID-19 and its variants. As a result, many jurisdictions, particularly in North America (including the United States), Europe and Asia, including the U.S. states in which we operate, such as California, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. The full impact of such policy changes and the wind-down of the public health emergency on our industry and operations is unclear.

To date, there has been no material adverse impact to our business from the COVID-19 pandemic. To the extent the COVID-19 pandemic, a resurgence of COVID-19 cases, or other public health emergency poses a threat on our ability to effectively conduct our business operations, the future impact of these changes and potential changes on us and our contractors, consultants, customers, resellers and partners is unknown at this time. Moreover, the extent of the impact of the COVID-19 pandemic or any future public health emergencies on our business and operating results is uncertain and difficult to predict and will depend on factors outside of our control including the timing or effectiveness of the vaccine roll-out globally, the timing of easing of preventative or mitigation measures or mandates, the impact of any variants that emerge, or any impact of a global vaccine roll-out on the global economy. For example, the demand for our solutions among certain of our provider or payer customers could be impacted in the future, either through reduced transaction volume for solutions by which we derive revenue on a per transaction basis or through the delayed closing or signing of new or add-on contracts with customers that are dealing with impacts from the COVID-19 pandemic.

The COVID-19 pandemic has negatively impacted the global economy to date and is likely to cause further global economic disruption if a resurgence in COVID-19 cases or other public health emergency were to occur. In light of the uncertainties regarding economic, business, social, health and geopolitical conditions, our revenues, earnings, liquidity, and cash flows could be adversely affected, whether on an annual or quarterly basis. Continued impacts of the COVID-19 pandemic or other public health outbreaks or emergencies could materially adversely affect our current and long-term account receivable collectability, as our negatively impacted customers from the COVID-19 pandemic may request temporary relief, delay, or not make scheduled payments. In addition, the deployment of our solutions may represent a large portion of our customers' investments in software technology. Decisions to make such an investment are impacted by the economic environment in which the customers operate. Uncertain global geopolitical, economic and health conditions and the lack of visibility or the lack of financial resources may cause some customers to reduce, postpone or terminate their investments, or to reduce or not renew ongoing paid services, adversely impacting our revenues or timing of revenue. Health conditions in some geographic areas where our customers operate could impact the economic situation of those areas. These conditions, including the COVID-19 pandemic, may present risks for health and limit the ability to travel for our employees, which could further lengthen our sales cycle and delay revenue and cash flows in the near-term.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market. Moreover, we do not have any written contractual agreements with respect to any intellectual property and technology that relate to our business developed in the future by our Chairman and Chief Executive Officer, Dr. Soon-Shiong. In the event we are unable to protect our intellectual property and proprietary information, including in particular with respect to such property or information created by Dr. Soon-Shiong, our business would be adversely affected. In addition, our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation.

We have developed, acquired, and licensed various patents and patent applications and we possess substantial know-how, copyrights and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform. As part of this and other acquisitions, we acquired patents and other intellectual property. As of June 30, 2023, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) twenty one (21) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) eighteen (18) pending U.S. utility patent applications; (iii) eighteen (18) issued patents outside the United States; and (iv) six (6) patent applications pending in jurisdictions outside the United States. Twenty five (25) of these assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. Recently, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including the U.S. Chamber of Commerce, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. We face uncertainties that might result from these judicial challenges as well as future legislative, executive, and administrative actions and future healthcare measures and agency rules implemented by at the federal and state levels. Any changes to the ACA or implementation of cost containment measures or other healthcare reforms are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations, or may prevent us from being able to generate revenue or attain profitability. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business. Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions.

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

Prior to our initial public offering in June 2016, there was no public market for our common stock. Although our common stock is was listed on The Nasdaq Global Select Market (Nasdaq"), and subsequent to our delisting from Nasdaq, quoted on the OTCQB Venture Market ("OTCQB"), the market for our shares has demonstrated varying levels of trading activity. Further, because a significant amount of our common stock following our initial public offering is and is expected to continue to be held by our Chairman and Chief Executive Officer, Dr. Soon-Shiong, and entities affiliated with him, we have relatively small historic trading volumes. As a result of these and other factors, you may not be able to sell your common stock quickly or at or above the price you purchased your stock or at all. Further, an inactive market may also impair our ability to raise capital by selling additional common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our common stock as consideration.

The trading price of our common stock has been and may continue to be volatile. This volatility may affect the price at which you could sell our common stock.

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

In addition, the stock market in general, and the OTCQB and the healthcare industry in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies, including the current macroeconomic trends and geopolitical events. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and would harm our business operating results or financial condition.

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

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we may be late with the filing of our periodic reports, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business and would have a material adverse effect on our business, financial condition and results of operations. Failure to remedy our current and any future material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

The suspension and delisting of our common stock from Nasdaq could have a material adverse effect on our business and may prevent certain investors from investing or achieving a meaningful degree of liquidity.

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

On May 2, 2023, we received written notice from Nasdaq stating that we have not complied with the Public Float Requirement prior to the expiration of the Compliance Period (the “Delisting Notice”). The Delisting Notice indicated that our common stock would be suspended from trading on Nasdaq on May 11, 2023 unless we requested a hearing pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”) by 4:00 p.m. Eastern Time on May 9, 2023. On May 8, 2023, the Company timely requested a hearing before the Panel, which temporarily stayed the suspension of trading and delisting of the Company’s common stock from Nasdaq. The hearing was scheduled for June 8, 2023.

After additional consideration, we determined that it was no longer in our best interest to pursue continued listing of our common stock on the Nasdaq Global Select Market and withdrew our request for a hearing on May 19, 2023. On May 22, 2023, we received notice from Nasdaq that our shares would be suspended at the open of business on May 24, 2023, and our common stock began trading on the OTC Pink under a new symbol “NHIQ” on May 24, 2023. On May 30, 2023, our common stock began trading on the OTCQB Venture Market (the “OTCQB”), and Nasdaq filed a Form 25 Notification of Delisting with the Securities Exchange Commission (“SEC”) on July 27, 2023.

As a result of the delisting of our common stock by Nasdaq, we may face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

The suspension and subsequent delisting of our common stock on Nasdaq could have a material adverse effect on our business and may prevent certain investors from investing or achieving a meaningful degree of liquidity. Trading on the over-the-counter market has certain limitations, including fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on a national stock exchange or automated quotation system would typically have.

Because there may be a limited market and generally low volume of trading in our common stock, the share price of our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business and announcements made by us, our competitors or parties with whom we have business relationships. There may also be fewer institutional investors willing to hold or acquire our common stock. The lack of liquidity in our common stock may make it difficult for us to issue additional securities for financing or other purposes or to otherwise arrange for any financing that we may need in the future.

We are no longer subject to Nasdaq’s rules, such as corporate governance requirements or the minimum market capitalization and stockholders’ equity criteria. Without required compliance with such standards, investor interest in our common stock could decrease. The delisting of our common stock from Nasdaq could also result in other negative implications, including the potential loss of confidence by customers, strategic partners and employees and the loss of investor and media interest in us and our common stock.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our common stock is no longer currently listed on the Nasdaq, it is not deemed “covered securities.” Therefore, we may be subject to regulation in each state in which we offer our securities, which could materially adversely affect our business, financial condition and results of operations.

Trading on the OTC Markets can be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common shares are quoted on OTCQB. There is no cost of such quotation and related services from OTC Markets, Inc. Trading in stock quoted on the OTCQB Markets is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTCQB Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the New York Stock Exchange. Accordingly, our stockholders may have difficulty reselling any of their shares. A number of brokerage houses will not trade our securities for customers because we trade on the OTC.

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the OTCQB must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTCQB, which may have an adverse material effect on the Company.

We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will be required to devote substantial time to public company compliance initiatives.

As a public company, listed in the United States, and increasingly after we no longer qualify as a “smaller reporting company,” we have incurred and will continue to incur significant additional legal, accounting and other expenses as a result of operating as a public company. In addition, changing laws and regulations and standards relating to corporate governance and public disclosure, including compliance with the Sarbanes-Oxley Act, as well as rules implemented by the SEC and OTCQB, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel have and will continue to devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and, as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including provisions of the Sarbanes-Oxley Act, Dodd-Frank Act and rules adopted by the SEC and OTCQB, will likely result in increased costs to us as we respond to their requirements. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Our common stock is presently subject to the “Penny Stock” rules of the SEC.

We are subject now to the “Penny Stock” rules since our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

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
None.
Recent Repurchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit	Filing	Filed
				Date	Herewith

10.1 †	First Supplemental Indenture, dated as of May 17, 2023, by and between the Registrant, certain subsidiaries of the Registrant, as the subsidiary guarantors, U.S. Bank Trust Company, National Association, a national banking association, as successor in interest to U.S. Bank National Association, as trustee, and U.S. Bank Trust Company, National Association, a national banking association, as notes collateral agent.		10.1		X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

NantHealth, Inc.

(Registrant)

Date:	August 21, 2023	By:	/s/ Patrick Soon-Shiong
		Name:	Patrick Soon-Shiong
		Its:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 21, 2023	By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)