Form 10-Q
period 2023-09-30
NantHealth, Inc.
filed 2023-11-22
CIK 1566469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 20, 2023, the registrant had 27,471,346 shares of common stock, par value $0.0001 per share, outstanding.

NantHealth, Inc.
Form 10-Q
As of and for the quarterly period ended September 30, 2023

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
•our ability to renegotiate our debt arrangements, including the 2021 Convertible Notes and the Senior Secured Term Loan Facility, and successfully negotiate with Highbridge regarding its exercise of its 2021 Convertible Notes repurchase right;
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
•general economic conditions including supply chain disruptions, labor shortages, wage pressures, rising inflation and the ongoing military conflicts between Russia and Ukraine and in the Middle East;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NantHealth, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,822	$1,759
Accounts receivable, net	4,576	5,948
Related party receivables, net	372	476
Prepaid expenses and other current assets	4,568	4,402
Total current assets	15,338	12,585
Property, plant, and equipment, net	4,652	12,383
Goodwill	98,333	98,333
Intangible assets, net	25,133	30,110
Related party receivable, net of current	—	937
Operating lease right-of-use assets	2,885	4,285
Other assets	142	918
Total assets	$146,483	$159,551

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,671	$10,408
Accrued and other current liabilities	18,571	20,006
Deferred revenue	2,145	2,724
Related party payables, net	5,168	1,933
Related party notes payable	9,642	—
Notes payable	12,161	560
Related party convertible note, net	62,385	—
Convertible notes, net	74,351	—
Total current liabilities	191,094	35,631
Deferred revenue, net of current	516	1,050
Related party liabilities	52,005	45,908
Related party promissory note	113,666	123,666
Related party convertible note, net	—	62,335
Convertible notes, net	—	74,683
Deferred income taxes, net	1,222	1,206
Operating lease liabilities	2,176	4,054
Other liabilities	35,979	36,411
Total liabilities	396,658	384,944
Commitments and Contingencies (Note 11)

Stockholders' deficit
Common stock, $0.0001 par value per share, 750,000,000 shares authorized; 27,471,346 and 7,703,306 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	14	12
Additional paid-in capital	915,802	895,897
Accumulated deficit	(1,165,389)	(1,120,676)
Accumulated other comprehensive loss	(602)	(626)
Total stockholders' deficit	(250,175)	(225,393)
Total liabilities and stockholders' deficit	$146,483	$159,551

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Software-as-a-service related	$11,971	$16,161	$45,099	$47,793
Maintenance	492	398	1,603	1,290
Professional services	5	73	71	419
Total software-related revenue	12,468	16,632	46,773	49,502
Other	—	1	2	2
Total net revenue	12,468	16,633	46,775	49,504

Cost of Revenue
Software-as-a-service related	4,797	5,172	15,361	16,356
Maintenance	509	509	1,870	1,347
Professional services	—	—	—	9
Amortization of developed technologies	104	1,247	313	3,741
Total software-related cost of revenue	5,410	6,928	17,544	21,453
Other	—	—	—	1
Total cost of revenue	5,410	6,928	17,544	21,454

Gross Profit	7,058	9,705	29,231	28,050

Operating Expenses
Selling, general and administrative	8,718	16,580	38,053	45,577
Research and development	2,362	6,299	14,189	17,875
Amortization of acquisition-related assets	985	985	2,956	2,956
Impairment of long-lived assets, including intangibles and internal-use software	5,506	—	5,506	—
Total operating expenses	17,571	23,864	60,704	66,408

Gain (loss) from operations	(10,513)	(14,159)	(31,473)	(38,358)
Interest expense, net	(4,867)	(3,511)	(13,819)	(10,431)
Other income (expense), net	447	4,003	612	6,651
Income (loss) before income taxes	(14,933)	(13,667)	(44,680)	(42,138)
Provision for (benefit from) income taxes	54	(10)	34	(19)
Net income (loss)	$(14,987)	$(13,657)	$(44,714)	$(42,119)

Basic and diluted net income (loss) per share:
Total net income (loss) per share - common stock	$(1.00)	$(1.77)	$(4.40)	$(5.47)

Weighted average shares outstanding
Basic and diluted - common stock	15,008,883	7,703,349	10,165,256	7,702,712

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(14,987)	$(13,657)	$(44,714)	$(42,119)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(156)	(322)	24	(696)
Total other comprehensive income (loss)	(156)	(322)	24	(696)
Comprehensive income (loss)	$(15,143)	$(13,979)	$(44,690)	$(42,815)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2022	7,703,306	$12	$895,897	$(1,120,676)	$(626)	$(225,393)
Stock-based compensation cost	—	—	908	—	—	908
Share repurchase	(2)	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	81	81
Net income (loss)	—	—	—	(12,241)	—	(12,241)
Balance at March 31, 2023	7,703,304	$12	$896,805	$(1,132,917)	$(545)	$(236,645)
Stock-based compensation cost	—	—	796	—	—	796
Other comprehensive income (loss)	—	—	—	—	99	99
Net income (loss)	—	—	—	(17,485)	—	(17,485)
Balance at June 30, 2023	7,703,304	$12	$897,601	$(1,150,402)	$(446)	$(253,235)
Stock-based compensation cost	—	—	702	—	—	702
Shares issued in connection with stock purchase agreement	19,768,042	2	17,499	—	—	17,501
Other comprehensive income (loss)	—	—	—	—	(156)	(156)
Net income (loss)	—	—	—	(14,987)	—	(14,987)
Balance at September 30, 2023	27,471,346	$14	$915,802	$(1,165,389)	$(602)	$(250,175)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NantHealth, Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NantHealth Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2021	7,700,349	$12	$891,105	$(1,052,897)	$(212)	$(161,992)
Stock-based compensation cost	—	—	1,417	—	—	1,417
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	3,000	—	24	—	—	24
Other comprehensive income (loss)	—	—	—	—	(96)	(96)
Net income (loss)	—	—	—	(15,950)	—	(15,950)
Balance at March 31, 2022	7,703,349	$12	$892,546	$(1,068,847)	$(308)	$(176,597)
Stock-based compensation expense	—	—	1,289	—	—	1,289
Other comprehensive income (loss)	—	—	—	—	(278)	(278)
Net income (loss)	—	—	—	(12,512)	—	(12,512)
Balance at June 30, 2022	7,703,349	$12	$893,835	$(1,081,359)	$(586)	$(188,098)
Stock-based compensation cost	—	—	915	—		915
Other comprehensive income (loss)	—	—	—	—	(322)	(322)
Net income (loss)	—	—	—	(13,657)	—	(13,657)
Balance at September 30, 2022	7,703,349	$12	$894,750	$(1,095,016)	$(908)	$(201,162)

The accompanying notes are an integral part of these Consolidated Financial Statements.

 NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(44,714)	$(42,119)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,766	11,911
Impairment of intangible assets, including internal-use software	5,506	—
Amortization of debt discounts and deferred financing offering cost	786	110
Change in fair value of Bookings Commitment	(456)	(6,156)
Stock-based compensation	2,310	3,542
Deferred income taxes, net	38	(282)
Provision for bad debt expense	69	26
Gain on partial lease termination	(2)	—
Impairment of ROU asset	23	208
Changes in operating assets and liabilities:
Accounts receivable, net	1,300	480
Related party receivables, net	1,041	105
Prepaid expenses and other current assets	(884)	(1,995)
Accounts payable	(3,741)	3,026
Accrued and other current liabilities	(2,297)	1,878
Deferred revenue	(1,110)	(400)
Related party payables, net	10,391	4,647
Change in operating lease right-of-use assets and liabilities	(355)	(370)
Other assets and liabilities	1,735	171
Net cash provided by (used in) operating activities	(20,594)	(25,218)
Cash flows from investing activities:
Purchases of property and equipment, including internal-use software	(2,062)	(4,156)
Net cash provided by (used in) investing activities	(2,062)	(4,156)
Cash flows from financing activities:
Proceeds from insurance promissory note	—	1,657
Repayments of insurance promissory note and notes payable	(560)	(1,327)
Proceeds from related party notes	10,125	—
Proceeds from promissory notes	12,375	—
Proceeds from the issuance of common stock	7,500	—
Proceeds from exercises of stock options	—	24
Payment of deferred financing costs, related party	(767)	—
Payment of deferred financing costs	(997)	—
Net cash provided by (used in) financing activities	27,676	354
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(903)	53
Net increase (decrease) in cash, cash equivalents and restricted cash	4,117	(28,967)
Cash, cash equivalents and restricted cash, beginning of period (1)	3,559	31,402
Cash, cash equivalents and restricted cash, end of period (1)	$7,676	$2,435
(1) Cash and cash equivalents included restricted cash of $1,854 and $1,800 at September 30, 2023 and December 31, 2022, respectively.
Restricted cash is included in the financial statement line items noted below at September 30, 2023 and 2022:

NantHealth, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	September 30,
Financial statement line item	2023	2022
Other current assets	$1,854	$1,180
Other assets	—	620
Total restricted cash	1,854	1,800

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

As of September 30, 2023, the Company conducted the majority of its operations in the United States, Canada, and the United Kingdom.
Nasdaq Delisting and OTCQB Quotation and Subsequent Transfer to OTC Pink

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

After consummation of the August 2023 Stock Purchase Agreement (as defined below), the Company received notice on September 6, 2023 from the OTC Markets Group, Inc. that the Company no longer met the public float requirement to remain quoted

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
on the OTCQB and had until October 6, 2023 to regain compliance. The Company was unable to cure the public float deficiency and was automatically transferred to the OTC Pink in October 2023, where it remains quoted under the symbol “NHIQ.”

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
The Company has incurred significant losses and negative cash flows from operations. As of September 30, 2023, the Company had cash and cash equivalents of $5,822 and an accumulated deficit of $1,165,389. The Company had a net loss of $44,714 and used cash of $20,594 for operating activities for the nine month period ended September 30, 2023. In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.
As a result of continuing anticipated operating cash outflows the Company believes that substantial doubt exists regarding its ability to continue as a going concern without additional funding or financing. The Company’s ability to continue as a going concern is dependent upon its success in obtaining additional equity or debt financing, attaining further operating efficiencies, reducing expenditures and ultimately, generating significant revenue growth. The Company is evaluating strategies to obtain the required additional funding for future operations. The Company may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, the Company may not be able to secure such financing in a timely manner or on favorable terms. The Company may also consider delaying its business activities and strategic initiatives, or selling off components of its business. Additionally, the Company continues to consider all strategic alternatives. The Company is undertaking a number of actions in order to improve its financial position and stabilize its results of operations including but not limited to, cost cutting, lowering capital expenditures, and implementing hiring freezes. To date, the Company's primary sources of capital have been the private placement of membership interests prior to its IPO, debt financing agreements, including promissory notes with Nant Capital and its affiliates, convertible notes, the sale of its common stock, and proceeds from the sale of components of its business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Note 3. Revenue Recognition
Contract Balances
The Company records deferred revenue when cash payments are received, or payment is due, in advance of its fulfillment of performance obligations. During the three months ended September 30, 2023 and 2022 there were $583 and $543, recognized, respectively, that were included in the deferred revenue balance at the beginning of the period. During the nine months ended September 30, 2023 and 2022, there were revenues of $2,121 and $2,065 recognized, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs to obtain a contract with a customer, where the stated contract term, with expected renewals, is longer than one year. The Company amortizes these assets over the expected period of benefit. These costs are generally employee sales commissions, with amortization of the balance recorded in selling, general and administrative expenses. The value of these assets was $289 at September 30, 2023 and $686 at December 31, 2022. During the three months ended September 30, 2023 and 2022 the Company recorded amortization of $93 and $163, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded amortization of $333 and $398, respectively.

Where management is not able to conclude that the costs of a contract will be recovered, costs to obtain the contract are expensed as incurred.
Performance Obligations
As of September 30, 2023, the Company has allocated a total transaction price of $2,725 to unfulfilled performance obligations that are expected to be fulfilled within 8 years. Excluded from this amount are contracts of less than one year and variable consideration that relates to the value of services provided.

Note 4. Accounts Receivable, net
Accounts receivable are included in the Consolidated Balance Sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2023 and December 31, 2022 was $70 and $15, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 5. Prepaid Expenses and Other Current Assets and Accrued and Other Current Liabilities
Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$2,555	$1,574
Restricted cash	1,854	1,180
Securities litigation insurance receivable	—	1,250
Other current assets	159	398
Prepaid expenses and other current assets	$4,568	$4,402

Accrued and other current liabilities as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Payroll and related costs	$1,108	$7,949
Accrued liabilities	6,234	4,279
Bookings Commitment (see Note 9)	2,629	2,153
Interest payable	2,368	703
Operating lease liabilities	2,249	2,105
Securities litigation and cyber estimated liability	220	1,470
Other accrued and other current liabilities	3,763	1,347
Accrued and other current liabilities	$18,571	$20,006

Note 6. Property, Plant and Equipment, net
Property, plant and equipment, net as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Computer equipment and software	$7,538	$7,592
Furniture and equipment	1,037	1,054
Leasehold improvements	3,780	3,776
Property, plant, and equipment, excluding internal-use software, gross	12,355	12,422
Less: Accumulated depreciation and amortization	(12,092)	(11,073)
Property, plant and equipment, excluding internal-use software, net	263	1,349
Internal-use software	52,080	49,479
Construction in progress - Internal-use software	1,088	1,464
Less: Accumulated depreciation and amortization, internal-use software	(48,779)	(39,909)
Internal-use software, net	4,389	11,034
Property, plant and equipment, net	$4,652	$12,383

Depreciation expense was $3,820 and $9,766 for the three and nine months ended September 30, 2023, of which $2,393 and $5,092, related to internal-use software costs, respectively. Depreciation expense was $1,620 and $4,817 for the three and nine months ended September 30, 2022, respectively, of which $1,134 and $3,340 related to internal-use software costs.

Amounts capitalized to internal-use software related to continuing operations for the three and nine months ended September 30, 2023 and 2022 were $1,389 and $1,392 and $3,910 and $4,311, respectively.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
In the third quarter of 2023 the Company, as part of a review of certain internally developed software related to our OpenNMS business, determined that the assets were not recoverable and recognized an impairment charge of approximately $3.8 million.

Note 7. Intangible Assets, net
The Company’s definite-lived intangible assets as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Customer relationships	$53,000	$53,000
Developed technologies	34,500	34,500
Trade name	3,300	3,300
Installed user base	1,400	1,400
Intangible assets, gross	92,200	92,200
Less: Accumulated amortization	(67,067)	(62,090)
Intangible assets, net	$25,133	$30,110

Amortization of definite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense from continuing operations for the three and nine months ended September 30, 2023 and 2022 was $1,089 and $2,232 and $3,269 and $6,697, respectively.

The estimated future amortization expense over the next five years and thereafter for the intangible assets that exist as of September 30, 2023 is as follows:

Amounts
Remainder of 2023	$865
2024	3,467
2025	3,467
2026	3,467
2027	3,467
Thereafter	10,400
Total future intangible amortization expense	$25,133

In the third quarter of 2023 the Company, as part of a review of certain intangible assets related to its OpenNMS business, determined that the assets were not recoverable and recognized an impairment charge of approximately $1.7 million to fully amortize the remainder of the customer relationships, developed technology, trade name, and installed user base assets.
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
As of September 30, 2023, the remaining life of the Convertible Notes is approximately 2.5 years.

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

Upon the occurrence of a fundamental change (as defined in the 2021 Indenture), holders may require the Company to purchase all or a portion of the 2021 Convertible Notes in principal amounts of $1 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the 2021 Convertible Notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date. A fundamental change has occurred as a result of the Company's delisting from Nasdaq resulting in current classification of the 2021 Convertible Notes as of September 30, 2023.

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

On September 29, 2023, the Company received notice from the Trustee that, pursuant to the terms of 2021 Indenture that Highbridge, as holders of approximately $75.0 million in aggregate principal amount of the 2021 Convertible Notes, have exercised their right under the 2021 Indenture to require the Company to repurchase their 2021 Convertible Notes (the “Repurchase Right”), and the repurchase of Highbridge’s 2021 Convertible Notes was due on October 18, 2023. As of the date of this Quarterly Report on Form 10-Q, the Company has not repurchased the 2021 Convertible Notes held by Highbridge and therefore is in technical default. However, the Company is currently in discussions with Highbridge regarding the exercise of its Repurchase Right, and amendments and/or waivers of certain covenants in the 2021 Indenture and under the Credit Agreement, including the Repurchase Right.

The following table summarizes how the issuance of the 2021 Convertible Notes is reflected in the Company's Consolidated Balance Sheets.

2021 Convertible Notes - Nant Capital	September 30, 2023	December 31, 2022
Gross proceeds	$62,500	$62,500
Unamortized debt discounts and deferred financing offering costs	(115)	(165)
Net carrying amount - related party convertible note	$62,385	$62,335
2021 Convertible Notes - Highbridge
Gross proceeds	$75,000	$75,000
Unamortized debt discounts and deferred financing offering costs	(649)	(317)
Net carrying amount - convertible note	$74,351	$74,683

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

On November 21, 2022, the Company entered into an unsecured subordinated promissory note (the “2022 Nant Capital Note”) with Nant Capital, whereby Nant Capital loaned $7,000 to the Company. Nant Capital is an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman of the Board of Directors and former Chief Executive Officer. The 2022 Nant Capital Note contains an interest rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus 8.5% per annum, compounded annually and a maturity date of October 31, 2026. The Nant Capital Note also contains semiannual interest payments due on April 15th and October 15th of each year. The payment of the 2022 Nant Capital Note shall be subordinated and subject in right of payment to the prior payment in full of the 2021 Convertible Notes, and, as disclosed above, is subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as such Senior Secured Term Loan Facility is outstanding pursuant to the Subordination Agreement.

On October 3, 2022, the Company entered into an unsecured subordinated promissory note (the “Airstrip Note”) with Airstrip Technologies, Inc., a Delaware corporation (“Airstrip”), whereby AirStrip loaned $4,000 to the Company. AirStrip is an entity affiliated with Dr. Patrick Soon-Shiong, our Chairman of the Board of Directors (the "Board") and former CEO. The Airstrip Note contains an 8.5% interest rate compounded annually and a maturity date of October 31, 2026. The payment of the Airstrip Note shall be subordinated and subject in right of payment to the prior payment in full of the 2021 Convertible Notes, and, as disclosed above, is subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as such Senior Secured Term Loan Facility is outstanding pursuant to the Subordination Agreement.

In January 2016, the Company executed the Subordinated Nant Capital Note with Nant Capital (the "Nant Capital Note"), a personal investment vehicle for Dr. Soon-Shiong, our Chairman and former CEO. As of September 30, 2023, the total advances made by Nant Capital to us pursuant to the note was approximately $112,666. On May 9, 2016, the Nant Capital Note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due and payable on June 30, 2021, and not on demand. On December 15, 2016, in connection with the offering of the 2016 Notes, the Company entered into a Second Amended and Restated Promissory Note which amended and restated the Amended and Restated Promissory Note, dated May 9, 2016, between us and Nant Capital, to, among other things, extend the maturity date of the Nant Capital Note to June 15, 2022 and to subordinate the Nant Capital Note in right of payment to the 2016 Notes. The Nant Capital Note bears interest at a per annum rate of 5.0% compounded annually and computed on the basis of the actual number of days in the year. When a repayment is made, Nant Capital has the option, but not the obligation, to require us to repay any such amount in cash, Series A-2 units of NantOmics (based on a per unit price of $1.484 held by us, shares of our common stock based on a per share price of $18.6126 (if such equity exists at the time of repayment), or any combination of the foregoing at the sole discretion of Nant Capital. On April 27, 2021, in connection with the issuance of the 2021 Convertible Notes, the Company entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Convertible Notes. On August 28, 2023, pursuant to the August 2023 Stock Purchase Agreement, Nant Capital converted $10.0 million aggregate principal amount for shares of Common Stock in accordance with the terms and conditions of the Nant Capital Note. See Note 13 for further information on the August 2023 Stock Purchase Agreement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The following tables summarize how the issuances of the Credit Agreement, Nant Capital Note, 2022 Nant Capital Note, Airstrip Note, and insurance promissory note are reflected in the Company's Consolidated Balance Sheets.

	September 30, 2023	December 31, 2022
Credit Agreement - Nant Capital
Gross proceeds, related party promissory note	$10,125	$—
Unamortized debt discounts and deferred financing offering costs	(483)	—
Total net carrying amount, related party notes payable	$9,642	$—

Credit Agreement - Highbridge
Gross proceeds, note payable	$12,375	$—
Unamortized debt discounts and deferred financing offering costs	(214)	—
Total net carrying amount, Highbridge	$12,161	$—

Insurance promissory note	$—	$560

Total net carrying amount, notes payable current	$12,161	$560

	September 30, 2023	December 31, 2022
Nant Capital Note
Gross proceeds, related party promissory note	$102,666	$112,666
2022 Nant Capital Note
Gross proceeds, related party promissory note	7,000	7,000
Airstrip Note
Gross proceeds, related party promissory note	4,000	4,000
Total net carrying amount, related party promissory note	$113,666	$123,666

The accrued and unpaid interest on the Nant Capital Note and Airstrip Note was included as part of non-current related party liabilities in the Consolidated Balance Sheets.

	September 30, 2023	December 31, 2022
Nant Capital Note
Accrued Interest	$51,668	$45,825
Airstrip Note
Accrued Interest	337	83
Total related party liabilities	$52,005	$45,908

The accrued and unpaid interest on the 2021 Convertible Notes, 2022 Nant Capital Note, and Credit Agreement Note are included as part of related party payables in the Consolidated Balance Sheets.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
2021 Convertible Notes - Nant Capital
Accrued interest	$2,695	$586
2022 Nant Capital Note
Accrued interest	789	103
Credit Agreement - Nant Capital
Accrued interest	666	—
Total accrued interest	$4,150	$689

The accrued and unpaid interest on the 2021 Convertible Notes and Credit Agreement Note are included as part of accrued and other current liabilities in the Consolidated Balance Sheets.

	September 30, 2023	December 31, 2022
2021 Convertible Notes - Highbridge
Accrued interest	$1,547	$703
Credit Agreement - Highbridge
Accrued interest	821	—
Total accrued interest	$2,368	$703

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The following tables set forth the Company's interest expense recognized in the Company's Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022. The amounts below are gross interest expense and do not reflect interest income which is also included in the interest expense, net amount in the Company's Consolidated Statements of Operations.

	Related-Party	Other	Total
Three Months Ended September 30, 2023
Nant Capital Note
Accrued coupon interest	$1,957	$—	$1,957
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$1,957	$—	$1,957

2021 Convertible Notes
Accrued coupon interest	$703	$844	$1,547
Amortization of deferred financing offering costs	53	17	70
Total notes interest expense	$756	$861	$1,617

Credit Agreement
Accrued coupon interest	$338	$413	$751
Amortization of deferred financing offering costs	123	155	278
Total notes interest expense	$461	$568	$1,029

2022 Nant Capital Note
Accrued coupon interest	$232	$—	$232
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$232	$—	$232

Airstrip Note
Accrued coupon interest	$86	$—	$86
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$86	$—	$86

Total interest expense	$3,492	$1,429	$4,921

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Related-Party	Other	Total
Three Months Ended September 30, 2022
Nant Capital Note
Accrued coupon interest	$1,903	$—	$1,903
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$1,903	$—	$1,903

2021 Convertible Notes
Accrued coupon interest	$703	$844	$1,547
Amortization of deferred financing offering costs	20	17	37
Total notes interest expense	$723	$861	$1,584

Total interest expense	$2,626	$861	$3,487

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Nine Months Ended September 30, 2023	Related-Party	Other	Total
Nant Capital Note
Accrued coupon interest	$5,885	$—	$5,885
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$5,885	$—	$5,885

2021 Convertible Notes
Accrued coupon interest	$2,109	$2,531	$4,640
Amortization of deferred financing offering costs	93	50	143
Total notes interest expense	$2,202	$2,581	$4,783

Credit Agreement
Accrued coupon interest	$767	$937	$1,704
Amortization of deferred financing offering costs	284	359	643
Total notes interest expense	$1,051	$1,296	$2,347

2022 Nant Capital Note
Accrued coupon interest	$685	$—	$685
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$685	$—	$685

Airstrip Note
Accrued coupon interest	$254	$—	$254
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$254	$—	$254

Total interest expense	$10,077	$3,877	$13,954

Nine Months Ended September 30, 2022	Related-Party	Other	Total
Nant Capital Note
Accrued coupon interest	$5,644	$—	$5,644
Amortization of deferred financing offering costs	—	—	—
Total notes interest expense	$5,644	$—	$5,644

2021 Convertible Notes
Accrued coupon interest	$2,109	$2,531	$4,640
Amortization of deferred financing offering costs	60	50	110
Total notes interest expense	$2,169	$2,581	$4,750

Total interest expense	$7,813	$2,581	$10,394

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
On March 3, 2017, NantHealth Labs (formerly Liquid Genomics, Inc.), executed a promissory note with NantWorks. The principal amount of the advance made by NantWorks totaled $250 as of September 30, 2023 and December 31, 2022. On June 30, 2017, the promissory note was amended and restated to provide that all outstanding principal and accrued and unpaid interest is due on demand. The note bears interest at a per annum rate of 5.0%, compounded annually. As of September 30, 2023 and December 31, 2022, the total interest outstanding on this note amounted to $95 and $82, respectively, and is included in related party payables, net.

Note 9. Fair Value Measurements
Liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$36,407	$—	$—	$36,407

	December 31, 2022
	Total fair value	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Bookings Commitment	$36,863	$—	$—	$36,863

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

Concurrent with the closing of the Disposition and as contemplated by the APA, (a) the Company and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, the Company committed to deliver a minimum of $95,000 of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products; (b) the Company and Allscripts each licensed certain intellectual property to the other party pursuant to a cross license agreement; (c) the Company agreed to provide certain transition services to Allscripts pursuant to a transition services agreement; and (d) the Company licensed certain software and agreed to sell certain hardware to Allscripts pursuant to a software license and supply agreement. The Company also agreed that Allscripts shall receive at least $500 per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, the Company shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. As of both September 30, 2023 and December 31, 2022, the accrued Annual Minimum Commitment was $1,700. In the event of a Bookings Commitment shortfall at the end of the ten-year period, the Company may be obligated to pay 70% of the shortfall, subject to certain credits. The Company will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. The Company accounts for the Bookings Commitment at its estimated fair value over the life of the agreement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
The Company values the Bookings Commitment, assumed upon the disposal of the provider/patient engagement solutions business, using a Monte Carlo Simulation model to calculate average payments due under the Bookings Commitment, based on management's estimate of its performance in securing bookings and resulting annual payments, discounted at the cost of debt based on a yield curve. The cost of debt used for discounting was between 14% and 15% at September 30, 2023 and between 12% and 13% at December 31, 2022. The change in fair value is recorded within other income (expense), net in the Company's Consolidated Statements of Operations.

The fair value of the Bookings Commitment is dependent on management's estimate of the probability of success on individual opportunities and the cost of debt applied in discounting the liability. The higher the probability of success on each opportunity, the lower the fair value of the Bookings Commitment liability. The lower the cost of debt applied, the higher the value of the liability.

Management believes the assumptions used on projected financial information is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. The fair value of the Bookings Commitment is most sensitive to management's estimate of the discount rate applied to present value the liability. If the discount rate applied was 2% lower at September 30, 2023, the fair value of the liability would increase by $2,819.

The fair market value for level 3 securities may be highly sensitive to the use of unobservable inputs and subjective assumptions. Generally, changes in significant unobservable inputs may result in significantly lower or higher fair value measurements.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the nine months ended September 30, 2023:

	December 31, 2022	Transfers in (out) (1)	Change in fair value recognized in earnings	September 30, 2023
Liabilities
Bookings Commitment	36,863	—	(456)	36,407
	$36,863	$—	$(456)	$36,407

(1) Transfers out of the Bookings Commitment fair value liability relates to the Annual Minimum Commitment, which was recorded in accrued and other current liabilities.
Fair Value of Convertible Notes held at amortized cost
As of September 30, 2023 and December 31, 2022, the fair value and carrying value of the Company's 2021 Convertible Notes were:

	Fair value	Carrying value	Face value
2021 Convertible Notes
Balance as of September 30, 2023
Related party	$47,920	$62,385	$62,500
Others	57,504	74,351	75,000
	$105,424	$136,736	$137,500
Balance as of December 31, 2022
Related party	$48,125	$62,335	$62,500
Others	57,750	74,683	75,000
	$105,875	$137,018	$137,500

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

Future minimum lease payments under the Company's operating leases at September 30, 2023 were:

Maturity Analysis	Amounts
Remainder of 2023	$658
2024	2,436
2025	573
2026	541
2027	427
2028	438
Thereafter	222
Total future minimum lease payments	5,295
Less: imputed interest	(870)
Total	$4,425
As reported in the Consolidated Balance Sheet
Accrued and other current liabilities	$2,249
Operating lease liabilities	2,176
$4,425

On March 14, 2023, the Company reduced the size of its leased office space in the UK beginning in September 2023 for the remainder of the lease term. The Company recorded an ROU asset write down charge in the three months ended March 31, 2023 of $160 and a reduction of the lease liability of $162 which resulted in a gain on partial lease termination of $2.

In the third quarter of 2023 the Company, as part of a review of certain long-lived assets related to our OpenNMS business, determined that the lease asset was not recoverable and recognized an impairment charge of approximately $23.

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
Related Party Promissory Note
On January 4, 2016, the Company executed a $112,666 demand promissory note in favor of Nant Capital to fund the acquisition of NaviNet (see Note 15). On May 9, 2016 and December 15, 2016, the promissory note with Nant Capital was amended to provide that all outstanding principal and accrued interest is due and payable on June 15, 2022, and not on demand. On April 27, 2021, in connection with the issuance of the 2021 Convertible Notes, the Company entered into a Third Amended and Restated Promissory Note which amends and restates its promissory note, dated January 4, 2016, as amended on May 9, 2016, and on December 16, 2016, between the Company and Nant Capital, to, among other things, extend the maturity date of the promissory note to October 1, 2026 and to subordinate the promissory note in right of payment to the 2021 Convertible Notes (see Note 8).
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

The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with the Company’s third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable related to the securities litigation recorded at September 30, 2023 and December 31, 2022 was $0 and $1,250, respectively, and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

Cyber matters

In addition, we also purchase cyber liability insurance and crime insurance from third parties. In August 2022, the Company became aware of unauthorized activity in a customer’s account. In January 2023, the Company became aware of unauthorized activity in another customer's account. Both of these incidents involved payments issued to fraudulent accounts, unauthorized access to certain protected health information, and caused us to incur costs to respond to the incident. Approximately $242 and $100 in legal and professional fees, respectively, have been incurred as part of our response and investigation into this incident and these costs are included in accrued and other current liabilities as of September 30, 2023 and December 31, 2022, respectively on the Consolidated Balance Sheets.

The Company cannot be certain of the magnitude of a particular outcome. The Company initially recorded an estimated liability of $220 for possible claims tied to this incident, which is included in accrued and other current liabilities on the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, but there is a reasonable possibility of losses in excess of that amount although the amount of such reasonably possible losses cannot be determined at this time. The Company maintains that it is not liable for losses associated with the incident and reserves all rights and claims to vigorously defend against allegations to the contrary.

Note 12. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2023 was a provision of $54 and $34. The provision for income taxes for the three and nine months ended September 30, 2022 was a benefit of $10 and $19. The provision for income taxes for the three and nine months ended September 30, 2023 and 2022 included an income tax provision for the consolidated group based on an estimated annual effective tax rate.

The effective tax rates for the three and nine months ended September 30, 2023 was 0.36% and 0.08%. The effective tax rates for the three and nine months ended September 30, 2022 was 0.07% and 0.05%. The effective tax rates for the three and nine months ended September 30, 2023 and 2022 differed from the U.S. federal statutory rates of 21% primarily as a result of a valuation allowance on the Company's deferred tax assets.

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

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 13. Stockholders’ Equity
Amended Certificate of Incorporation
In accordance with the Company’s amended and restated certificate of incorporation, which was filed immediately following the closing of its IPO, the Company is authorized to issue 750,000,000 shares of common stock, with a par value of $0.0001 per share, and 20,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of September 30, 2023 and December 31, 2022, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors (the "Board"). As of September 30, 2023, and December 31, 2022, there were no outstanding shares of preferred stock.

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

On August 28, 2023, the Company entered into a Stock Purchase Agreement (the “August 2023 Stock Purchase Agreement”) with Summus Holdings, LLC (“Summus”) and Nant Capital (collectively, the “Purchasers”). Summus is an affiliate of Dr. Rao Haris Naseem who was appointed as the Company’s Chief Executive Officer after the closing of the first tranche of the August 2023 Stock Purchase Agreement. Nant Capital is an affiliate of Dr. Patrick Soon-Shiong, the Company’s founder, former Chief Executive Officer, current Chairman of the Board, and the majority stockholder of the Company. Pursuant to the August 2023 Stock Purchase Agreement, the Company agreed to issue and sell up to an aggregate of 24,896,248 shares of the Company’s Common Stock, in a private placement. In the first tranche, which closed concurrently the execution of the August 2023 Stock Purchase Agreement: (1) Nant Capital purchased an aggregate of 15,384,616 shares of Common Stock in exchange for (a) $6.0 million of cash at a price per share of $0.39 (the "August 2023 SPA Purchase Price") and (b) $10.0 million aggregate principal amount of the Nant Capital Note at the Exchange Price (as defined below) and (2) Summus Holdings purchased 3,846,154 shares of Common Stock at the August 2023 SPA Purchase Price.

The shares shall be paid through: (1) cash in the amount of up to $9.5 million for shares of Common Stock at a price per share of $0.39, which shall occur in up to two (2) tranches: (i) $7.5 million at the First Tranche Closing (as defined in the August 2023 Stock Purchase Agreement) and (ii) $2.0 million at the Second Tranche Closing (as defined in the August 2023 Stock Purchase Agreement), which such Second Tranche Closing shall occur upon written notice by the Company, acting at the direction of the Special Committee (the “Special Committee”) of the Board of Directors of the Company, to each Purchaser that committed to purchase the shares at the Second Tranche Closing, and such notice must occur on or before December 31, 2023, and (2) exchange, on the First Tranche Closing, of $10.0 million aggregate principal amount of the Nant Capital Note, for shares of Common Stock at an exchange price per share of $18.61255 (the "Exchange Price"), in accordance with the terms and conditions of the Nant Capital Note. Nant Capital obtained 537,272 shares in consideration for the principal debt conversion. Pursuant to the terms of the August 2023 Stock Purchase Agreement, Nant Capital also agreed to provide additional capital to the Company of up to an aggregate amount of $10.0 million (the “Additional Capital Commitment”) prior to December 31, 2023.

The Special Committee previously requested that Nant Capital fund the additional $2.0 million in a Second Tranche Closing. In addition, the Special Committee has requested that Nant Capital fund the Additional Capital Commitment on October 9, 2023.

See Note 8 for additional information regarding the August 2023 Stock Purchase Agreement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 14. Net Income (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of common stock attributable to NantHealth for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Common Stock	Common Stock	Common Stock	Common Stock
Net income (loss) per share numerator:
Net income (loss) for basic and diluted net loss per share	$(14,987)	$(13,657)	$(44,714)	$(42,119)
Weighted-average shares for basic and diluted net loss per share	15,008,883	7,703,349	10,165,256	7,702,712

Basic and diluted net income (loss) per share:
Total net income (loss) per share - common stock	$(1.00)	$(1.77)	$(4.40)	$(5.47)

The following number of potential common shares at the end of each period were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2023	2022
Unvested and vested and unissued restricted stock units	7,980	7,980
Unexercised stock options	1,735,034	957,625
Convertible notes	2,382,190	2,382,190

Note 15. Related Party Transactions
NantWorks Shared Services Agreement
In October 2012, the Company entered into a shared services agreement with NantWorks that provides for ongoing services from NantWorks in areas such as public relations, information technology and cloud services, human resources and administration management, finance and risk management, environmental health and safety, sales and marketing services, facilities, procurement and travel, and corporate development and strategy (the " NantWorks Shared Services Agreement"). The Company is billed quarterly for such services at cost, without mark-up or profit for NantWorks, but including reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the associates providing the services. NantHealth also bills NantWorks and affiliates for services such as information technology and cloud services, finance and risk management, and facilities management, on the same basis. During the three and nine months ended September 30, 2023, the Company incurred $304 and $1,166 from selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates by the Company. During the three and nine months ended September 30, 2022, the Company incurred $644 and $796 from selling, general and administrative expenses for services provided to the Company by NantWorks and affiliates, net of services provided to NantWorks and affiliates by the Company.
Airstrip Shared Services Agreement
In February 2023, the Company entered into a shared services agreement with Airstrip Technologies, Inc. ("Airstrip") that provides for ongoing services from the Company in areas such as information technology and cloud services, administration management, finance and risk management, environmental health and safety, and corporate development and strategy (the "Airstrip Shared Services Agreement"). During the three and nine months ended September 30, 2023, the Company billed $510 and $1,502 for services provided to Airstrip. As of September 30, 2023 the Company has a related party receivable of $1,502 due from Airstrip.
Related Party Notes
See Notes 8 and 11 for a description of our related party notes.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Related Party Receivables
As of September 30, 2023 and December 31, 2022, the Company had related party receivables of $372 and $1,413, respectively, consisting of a receivable from Ziosoft KK of $0 and $1,041, respectively, which was related to the sale of Qi Imaging. During the third quarter of 2023 Ziosoft was sold and the remainder of the receivable was collected. The remaining balance is related to amounts charged to related party entities for services and testing provided in prior years that is no longer part of our core business.
August 2023 Stock Purchase Agreement
See Note 13 for more information related to the August 28, 2023 Stock Purchase Agreement.
Amended Reseller Agreement
On June 19, 2015, the Company entered into a five and a half year exclusive Reseller Agreement with NantOmics for sequencing and bioinformatics services (the "Original Reseller Agreement"). NantOmics is a majority owned subsidiary of NantWorks and is controlled by the Company's Chairman and former Chief Executive Officer. On May 9, 2016, the Company and NantOmics executed an Amended and Restated Reseller Agreement (the “Amended Reseller Agreement”), pursuant to which the Company received the worldwide, exclusive right to resell NantOmics’ quantitative proteomic analysis services, as well as related consulting and other professional services, to institutional customers (including insurers and self-insured healthcare providers) throughout the world. The Company retained its existing rights to resell NantOmics’ molecular analysis and bioinformatics services. Under the Amended Reseller Agreement, the Company is responsible for various aspects of delivering its sequencing and molecular analysis solutions, including patient engagement and communications with providers such as providing interpretations of the reports delivered to the physicians and resolving any disputes, ensuring customer satisfaction, and managing billing and collections. On September 20, 2016, the Company and NantOmics further amended the Amended Reseller Agreement (the "Second Amended Reseller Agreement"). The Second Amended Reseller Agreement permits the Company to use vendors other than NantOmics to provide any or all of the services that are currently being provided by NantOmics and clarifies that the Company is responsible for order fulfillment and branding.

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

As of September 30, 2023 and December 31, 2022, the Company had no outstanding related party payables under the Second Amended Reseller Agreement. During the three and nine months ended September 30, 2023 and September 30, 2022, no direct costs were recorded as cost of revenue related to the Second Amended Reseller Agreement.

NantHealth, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)
Related Party Share-based Payments
On December 21, 2020, ImmunityBio, Inc. (formerly known as NantKwest, Inc.) ("ImmunityBio"), NantCell, and Nectarine Merger Sub, Inc., a wholly owned subsidiary of ImmunityBio, entered into an Agreement and Plan of Merger, which was completed on March 9, 2021 (the "Merger"). The newly merged entity is majority owned by entities controlled by Dr. Soon-Shiong, Chairman of the Company and former Chief Executive Officer. On March 4, 2021, prior to the Merger, NantCell awarded restricted stock units to its employees, including certain NantHealth employees working on behalf of ImmunityBio, which vest over defined service periods, subject to completion of a liquidity event. At the effective time of the Merger on March 9, 2021, the performance condition was met and each share of common stock of NantCell that was issued and outstanding immediately prior to the Merger was automatically converted into the right to receive as consideration newly issued common shares of ImmunityBio. The Company accounts for these awards as compensation cost at its estimated fair value over the vesting period with a corresponding credit to equity to reflect a capital contribution from, or on behalf of, the common controlling entity, to the extent that those services provided by its employees associated with these awards benefit NantHealth. The fair value is dependent on management's estimate of the benefit to NantHealth. The higher the estimate of benefit to the Company, the higher the fair value of compensation cost. The compensation cost attributed to NantHealth associated with these awards was an expense of $8 and $25 for the three and nine months ended September 30, 2023.

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
Since our inception, we have devoted substantially all our resources to the development and commercialization of NantHealth solutions. To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. We have incurred significant losses since our inception and, as of September 30, 2023, our accumulated deficit was approximately $1.2 billion. We expect to continue to incur operating losses over the near term as we expand our commercial operations and invest further in NantHealth solutions.
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

August 2023 Stock Purchase Agreement

On August 28, 2023, we entered into a Stock Purchase Agreement (the “August 2023 Stock Purchase Agreement”) with Summus Holdings, LLC (“Summus”) and Nant Capital, LLC (“Nant Capital”). Summus is an affiliate of Dr. Rao Haris Naseem who became our Chief Executive Officer after the closing of the first tranche of the Purchase Agreement; Nant Capital is an affiliate of Dr. Patrick Soon-Shiong, our founder, former Chief Executive Officer, current chairman of our Board of Directors (the “Board”), and our majority stockholder. Pursuant to the Purchase Agreement, we agreed to issue and sell up to an aggregate of 24,896,248 shares (the “August 2023 PIPE Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”), in a private placement.

The shares shall be paid through: (1) cash in the amount of up to $9.5 million for shares of Common Stock (the “Purchased Shares”) at a price per share of $0.39, which shall occur in up to two (2) tranches: (i) $7.5 million at the First Tranche Closing (as defined in the Purchase Agreement) and (ii) $2.0 million at the Second Tranche Closing (as defined in the Purchase Agreement), which such Second Tranche Closing shall occur upon written notice by us, acting at the direction of our Special Committee (the “Special Committee”) of the Board, to each Purchaser that committed to purchase the shares at the Second Tranche Closing, and such notice must occur on or before December 31, 2023, and (2) exchange, on the First Tranche Closing, of $10.0 million aggregate principal amount of the demand promissory note, dated January 4, 2016, as amended and restated on May 9, 2016 and April 27, 2021, respectively, by and between us and Nant Capital (the “Nant Capital Note”), for shares of Common Stock (the “Exchanged Shares”) at an exchange price per share of $18.61255, in accordance with the terms and conditions of the Nant Capital Note.

On August 28, 2023, Nant Capital and Summus invested $6.0 million and $1.5 million, respectively, of cash, and Nant Capital exchanged $10.0 million aggregate principal amount of the Subordinated Nant Capital Promissory Note for the Exchanged Shares in the First Tranche Closing. Pursuant to the terms of the Purchase Agreement, Nant Capital also agreed to provide additional capital to the Company of (a) $2.0 million in a follow-on closing and (b) up to an aggregate amount of $10.0 million (the “Additional Capital Commitment”) prior to December 31, 2023.

The Special Committee of the Board previously requested Nant Capital fund the additional $2.0 million, and Nant Capital has made such $2.0 million accessible by the Company to fund the Company upon the Board’s approval of the new management team’s revised operational plan. In addition, the Special Committee has requested that Nant Capital fund the Additional Capital Commitment of $10.0 million on October 9, 2023.
Senior Secured Term Loan Facility

On March 2, 2023, we and certain of our subsidiaries as guarantors (the “Subsidiary Guarantors,” and together with us, the “Obligors”), entered into a credit agreement (the “Credit Agreement”) with Nant Capital, LLC (“Nant Capital”), an affiliate of Dr. Patrick Soon-Shiong, our Chairman and former CEO, and Highbridge Tactical Credit Master Fund, L.P. and Highbridge Convertible Dislocation Fund, L.P. (collectively, “Highbridge Senior Lenders”), as the lenders, GLAS USA, LLC, as administrative agent, and GLAS Americas, LLC, as collateral agent (collectively, “Agent”). The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $22.5 million that was made in a single drawdown by us at closing (the “Senior Secured Term Loan Facility”).

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

On September 29, 2023, we received notice from U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (the “Trustee”) that, pursuant to the terms of 2021 Indenture that Highbridge Capital Management, LLC and its affiliated funds (“Highbridge”), as holders of approximately $75.0 million in aggregate principal amount of the 2021 Convertible Notes, have exercised their right under the 2021 Indenture to require the Company to repurchase their 2021 Convertible Notes (the “Repurchase Right”) on October 18, 2023. As of the date of this Quarterly Report on Form 10-Q we have not repurchased the 2021 Convertible Notes held by Highbridge and therefore are in technical default. However, we are currently in discussions with Highbridge regarding the exercise of its Repurchase Right, and regarding amendments and/or waivers of certain covenants in the 2021 Indenture and under the Credit Agreement, including the Repurchase Right.

Nasdaq Delisting and OTCQB Quotation and Subsequent Transfer to OTC Pink

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

In connection with the August 2023 Stock Purchase Agreement, the Company received notice on September 6, 2023 from the OTC Markets Group, Inc. that the Company no longer met the public float requirement to remain quoted on the OTCQB and had until October 6, 2023 to regain compliance. The Company was unable to cure the public float deficiency and was automatically transferred to the OTC Pink in October 2023, where it remains quoted under the symbol “NHIQ.”
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

Concurrent with the closing and as contemplated by the APA, we and Allscripts modified the amended and restated mutual license and reseller agreement dated June 26, 2015, which was further amended on December 30, 2017, such that, among other things, we committed to deliver a minimum of $95.0 million of total bookings over a ten-year period (“Bookings Commitment”) from referral transactions and sales of certain Allscripts products under this agreement (see Note 9 of the Consolidated Financial Statements). We also agreed that Allscripts shall receive at least $0.5 million per year in payments from bookings (the “Annual Minimum Commitment”). If the total payments received by Allscripts from bookings during such period are less than the Annual Minimum Commitment, we shall pay to Allscripts the difference between the Annual Minimum Commitment and the total amount received by Allscripts from bookings during such period. In the event of a Bookings Commitment shortfall at the end of the ten-year period, we may be obligated to pay 70% of the shortfall, subject to certain credits. We will earn 30% commission from Allscripts on each software referral transaction that results in a booking with Allscripts. We account for the Bookings Commitment at its estimated fair value over the life of the agreement. The total estimated liability was $38.1 million and $38.6 million as of September 30, 2023 and December 31, 2022, respectively.

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

The following table reconciles Net loss from continuing operations attributable to NantHealth to Net loss from continuing operations attributable to NantHealth - Non-GAAP for the three and nine months ended September 30, 2023 and 2022 (Unaudited).

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(14,987)	$(13,657)	$(44,714)	$(42,119)
Adjustments to GAAP net income (loss):
Income (loss) from related party equity method investment	—	—	—	—
Stock-based compensation expense	670	889	2,310	3,542
Impairment of ROU asset	23	—	23	208
Change in fair value of Bookings Commitment	(649)	(3,656)	(456)	(6,156)
Gain on partial lease termination	—	—	(2)	—
Noncash interest expense related to convertible notes	348	37	786	110
Intangible amortization expense	1,089	2,232	3,269	6,697
Impairment of long-lived assets, including intangibles and internal-use software	5,506	—	5,506	—
Cyber incident estimated liability	—	220	—	220
Litigation settlement	—	—	(400)	—
Tax provision (benefit) resulting from certain noncash tax items	(20)	(29)	(51)	(73)
Total adjustments to GAAP net income (loss)	6,967	(307)	10,985	4,548
Net income (loss) - Non-GAAP	$(8,020)	$(13,964)	$(33,729)	$(37,571)

Weighted average basis common shares outstanding	15,008,883	7,703,349	10,165,256	7,702,712

Net income (loss) per common share - Non-GAAP	$(0.53)	$(1.81)	$(3.32)	$(4.88)

The following table reconciles Net loss per common share from continuing operations attributable to NantHealth to Net loss per common share from continuing operations attributable to NantHealth - Non-GAAP for the three and nine months ended September 30, 2023 and 2022 (Unaudited):

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) per common share attributable to NantHealth	$(1.00)	$(1.77)	$(4.40)	$(5.47)
Adjustments to GAAP net income (loss) per common share:
Stock-based compensation expense	0.04	0.12	0.23	0.47
Impairment of ROU asset	—	—	—	0.03
Change in fair value of Bookings Commitment	(0.04)	(0.48)	(0.05)	(0.80)
Gain on partial lease termination	—	—	—	—
Noncash interest expense related to convertible notes	0.02	—	0.08	0.01
Intangible amortization expense	0.07	0.29	0.32	0.87
Impairment of long-lived assets, including intangibles and internal-use software	0.37	—	0.54	—
Cyber incident estimated liability	—	0.03	—	0.03
Litigation settlement	—	—	(0.04)	—
Tax provision (benefit) resulting from certain noncash tax items	—	—	(0.01)	(0.01)
Total adjustments to GAAP net income (loss) per common share	0.46	(0.04)	1.07	0.60
Net income (loss) per common share - Non-GAAP	$(0.54)	$(1.81)	$(3.33)	$(4.87)

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

Impairment of long-lived assets, including intangibles and internal-use software

Impairment of long-lived assets, including intangibles and internal-use software consists of the impairment loss from OpenNMS definite-lived intangible assets, certain internal-use software, and a lease asset.
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

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (Unaudited):

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Software-as-a-service related	$11,971	$16,161	$45,099	$47,793
Maintenance	492	398	1,603	1,290
Professional services	5	73	71	419
Total software-related revenue	12,468	16,632	46,773	49,502
Other	—	1	2	2
Total net revenue	12,468	16,633	46,775	49,504

Cost of Revenue
Software-as-a-service related	4,797	5,172	15,361	16,356
Software and hardware related	—	—	—	—
Maintenance	509	509	1,870	1,347
Professional services	—	—	—	9
Amortization of developed technologies	104	1,247	313	3,741
Total software-related cost of revenue	5,410	6,928	17,544	21,453
Other	—	—	—	1
Total cost of revenue	5,410	6,928	17,544	21,454

Gross Profit	7,058	9,705	29,231	28,050

Operating Expenses
Selling, general and administrative	8,718	16,580	38,053	45,577
Research and development	2,362	6,299	14,189	17,875
Amortization of acquisition-related assets	985	985	2,956	2,956
Impairment of long-lived assets, including intangibles and internal-use software	5,506	—	5,506	—
Total operating expenses	17,571	23,864	60,704	66,408

Gain (loss) from operations	(10,513)	(14,159)	(31,473)	(38,358)
Interest expense, net	(4,867)	(3,511)	(13,819)	(10,431)
Other income (expense), net	447	4,003	612	6,651
Income (loss) before income taxes	(14,933)	(13,667)	(44,680)	(42,138)
Provision for (benefit from) income taxes	54	(10)	34	(19)
Net income (loss)	$(14,987)	$(13,657)	$(44,714)	$(42,119)

Basic and diluted net income (loss) per share:

Total net income (loss) per share - common stock	$(1.00)	$(1.77)	$(4.40)	$(5.47)

Diluted net income (loss) income per share
Total net (loss) income per share - common stock	$(1.95)	$(1.77)	$(4.40)	$(5.47)

Weighted average shares outstanding
Basic and diluted - common stock	15,008,883	7,703,349	10,165,256	7,702,712
Diluted - common stock	7,703,304	7,703,349	10,165,256	7,702,712

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenue for each of the periods indicated (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Software-as-a-service related	96.0%	97.2%	96.4%	96.5%
Maintenance	3.9%	2.4%	3.4%	2.6%
Professional services	0.1%	0.4%	1.0%	0.9%
Total software-related revenue	100.0%	100.0%	100.0%	100.0%
Other	—%	—%	—%	—%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue
Software-as-a-service related	38.5%	31.1%	32.8%	33.0%
Software and hardware related	—%	—%		—%
Maintenance	4.1%	3.1%	4.0%	2.7%
Professional services	—%	—%	—%	—%
Amortization of developed technologies	0.8%	7.5%	0.7%	7.6%
Total software-related cost of revenue	43.4%	41.7%	37.5%	43.3%
Other	—%	—%	—%	—%
Total cost of revenue	43.4%	41.7%	37.5%	43.3%

Gross Profit	56.6%	58.3%	62.5%	56.7%

Operating Expenses
Selling, general and administrative	69.9%	99.7%	81.4%	92.1%
Research and development	18.9%	37.9%	30.3%	36.1%
Amortization of acquisition-related assets	52.1%	5.9%	18.1%	5.9%
Impairment of long-lived assets, including intangibles and internal-use software	37.0%	—%	54.0%	—%
Total operating expenses	140.9%	143.5%	129.8%	134.1%

Gain (loss) from operations	(84.3)%	(85.2)%	(67.3)%	(77.4)%
Interest expense, net	(39.0)%	(21.1)%	(29.5)%	(21.1)%
Other income (expense), net	3.5%	24.1%	1.3%	13.4%
Income (loss) before income taxes	(119.8)%	(82.2)%	(95.5)%	(85.1)%
Provision for (benefit from) income taxes	0.4%	(0.1)%	0.1%	—%
Net income (loss)	(120.2)%	(82.1)%	(95.6)%	(85.1)%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)
Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Software-as-a-service related	$11,971	$16,161	$45,099	$47,793	$(4,190)	(25.9)%	$(2,694)	(5.6)%
Maintenance	492	398	1,603	1,290	94	23.6%	313	24.3%
Professional services	5	73	71	419	(68)	(93.2)%	(348)	(83.1)%
Total software-related revenue	12,468	16,632	46,773	49,502	(4,164)	(25.0)%	(2,729)	(5.5)%
Other	—	1	2	2	(1)	(100.0)%	—	—%
Total net revenue	$12,468	$16,633	$46,775	$49,504	$(4,165)	(25.0)%	$(2,729)	(5.5)%
Comparison of the three month periods ended September 30, 2023 and 2022 (Unaudited)
Total revenue decreased $4.2 million, or 25.0%, for the three months ended September 30, 2023, compared to the prior year period, due to decreased SaaS revenue of $4.9 million as a result of an Eviti customer transitioning to another solution. Their contract expired in July 2023. These reductions in revenue were partially offset by increased SaaS revenue of $0.7 million from NaviNet Payer go-lives.
One of our NaviNet customers representing approximately 9% of our total revenue for the year ended December 31, 2022, and approximately 10% of our total revenue for the nine months ended September 30, 2023, does not plan to renew its contract. The contract expires in July 2024. In addition, another of our NaviNet customers representing approximately 13% of our total revenue for the year ended December 31, 2022, and approximately 17% of our total revenue for the nine months ended September 30, 2023, has announced a transition from NaviNet to a different platform, which we expect will result in a material reduction of the level of service this customer has historically generated with us. However, we continue to engage in discussions with both customers regarding supplemental services and business opportunities that may extend beyond the service termination date or transition, respectively. Customer churn is a natural part of our business and, while there is no guarantee that we will be able to offset the loss of these customers in the short term, we continue to develop new product enhancements and offerings to help drive customer acquisition and expansion opportunities to replace this lost revenue in the long term.

Comparison of the nine month periods ended September 30, 2023 and 2022 (Unaudited)
Total revenue decreased $2.7 million or 5.5%, for the nine months ended September 30, 2023, compared to the prior year period, due to decreased SaaS revenue of $4.9 million as a result of an Eviti customer transitioning to another solution. Their contract expired in July 2023. These reductions in revenue were partially offset by increased SaaS revenue of $2.2 million from NaviNet Payer go-lives.

Cost of Revenue

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Software-as-a-service related	$4,797	$5,172	$15,361	$16,356	$(375)	(7.3)%	$(995)	(6.1)%
Software and hardware related	—	—	—	—	—	—%	—	—%
Maintenance	509	509	1,870	1,347	—	—%	523	38.8%
Amortization of developed technologies	104	1,247	313	3,741	(1,143)	(91.7)%	(3,428)	(91.6)%
Total software-related cost of revenue	5,410	6,928	17,544	21,453	(1,518)	(21.9)%	(3,909)	(18.2)%
Other	—	—	—	1	—	—%	(1)	(100.0)%
Total cost of revenue	$5,410	$6,928	$17,544	$21,454	$(1,518)	(21.9)%	$(3,910)	(18.2)%
Comparison of the three month periods ended September 30, 2023 and 2022 (Unaudited)
Total cost of revenue decreased $1.5 million, or 21.9%, for the three months ended September 30, 2023, compared to the prior year period. The primary cause of the decrease was a reduction in the amortization of developed technologies due to some assets being fully amortized.

Comparison of the nine month periods ended September 30, 2023 and 2022 (Unaudited)
Total cost of revenue decreased $3.9 million, or 18.2%, for the nine months ended September 30, 2023, compared to the prior year period. The primary cause of the decrease was a reduction in the amortization of developed technologies due to some assets being fully amortized.
Selling, General and Administrative

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Selling, general and administrative	$8,718	$16,580	$38,053	$45,577	$(7,862)	(47.4)%	$(7,524)	(16.5)%
Comparison of the three month periods ended September 30, 2023 and 2022 (Unaudited)
Selling, general and administrative expenses decreased $7.9 million, or 47.4% for the three months ended September 30, 2023, compared to the prior year period. The decrease was driven by $5.3 million in lower labor costs, $1.9 million in lower vendor software costs due to overall cost reductions, $0.2 million in lower depreciation and amortization due to assets being fully amortized and $0.2 million in higher labor capitalization. The remaining decrease totaling $0.3 million in aggregate came from other expense reductions.

Comparison of the nine month periods ended September 30, 2023 and 2022 (Unaudited)
Selling, general and administrative expenses decreased $7.5 million, or 16.5% for the nine months ended September 30, 2023, compared to the prior year period. The decrease was driven by $2.9 million in lower labor costs, $2.9 million in lower vendor software costs due to overall cost reductions, $1.2 million in lower stock based compensation expense and $0.4 million in lower depreciation and amortization due to assets being fully amortized. The remaining decrease totaling $0.1 million in aggregate came from other expense reductions.

Research and Development

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Research and development	$2,362	$6,299	$14,189	$17,875	$(3,937)	(62.5)%	$(3,686)	(20.6)%
Comparison of the three month periods ended September 30, 2023 and 2022 (Unaudited)
Research and development expenses decreased $3.9 million, or 62.5%, for the three months ended September 30, 2023, compared to the prior year period. The decrease was driven by $3.5 million in lower labor costs and $1.5 million in lower vendor costs due to overall cost reductions, which was partially offset by lower labor capitalization of $0.9 million. The remaining decrease totaling $0.2 million in aggregate came from other expense reductions.

Comparison of the nine month periods ended September 30, 2023 and 2022 (Unaudited)
Research and development expenses decreased $3.7 million, or 20.6%, for the nine months ended September 30, 2023, compared to the prior year period. The decrease was driven by $4.6 million in lower labor costs and $0.9 million in lower vendor costs due to overall cost reductions, which was partially offset by lower labor capitalization of $1.6 million. The remaining decrease totaling $0.2 million in aggregate came from other expense reductions.
Amortization of Acquisition-related Assets

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Amortization of acquisition-related assets	$985	$985	$2,956	$2,956	$—	—%	$—	—%
Comparison of the three month periods ended September 30, 2023 and 2022 (Unaudited)
Amortization of acquisition-related assets was flat at $1.0 million for the three months ended September 30, 2023 compared to $1.0 million for the three months ended September 30, 2022.

Comparison of the nine month periods ended September 30, 2023 and 2022 (Unaudited)
Amortization of acquisition-related assets was flat at $3.0 million for the nine months ended September 30, 2023 compared to $3.0 million for the year ago period.
Impairment of long-lived assets, including intangibles and internal-use software

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Impairment of long-lived assets, including intangibles and internal-use software	$5,506	$—	$5,506	$—	$5,506	100.0%	$5,506	100.0%

Comparison of the three month periods ended September 30, 2023 and 2022 (Unaudited)
In the third quarter of 2023 we, as part of a review of certain intangible assets related to our OpenNMS business, determined that the assets were not recoverable and recognized an impairment charge of approximately $1.7 million to fully amortize the remainder of the customer relationships, developed technology, trade name, and installed user base. We also determined that certain internally developed software assets related to our OpenNMS business were not recoverable and recognized an impairment charge of approximately $3.8 million.

Comparison of the nine month periods ended September 30, 2023 and 2022 (Unaudited)
In the third quarter of 2023 we, as part of a review of certain intangible assets related to our OpenNMS business, determined that the assets were not recoverable and recognized an impairment charge of approximately $1.7 million to fully amortize the remainder of the customer relationships, developed technology, trade name, and installed user base. We also determined that certain internally developed software assets related to our OpenNMS business were not recoverable and recognized an impairment charge of approximately $3.8 million.
Interest Expense, net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Interest expense, net	$4,867	$3,511	$13,819	$10,431	$1,356	38.6%	$3,388	32.5%
Comparison of the three month periods ended September 30, 2023 and 2022 (Unaudited)
Interest expense, net increased by $1.4 million, or 38.6%, for the three months ended September 30, 2023, compared to the prior year period. The increase was primarily due to the interest on the subordinated affiliate notes and the Credit Agreement entered into during the fourth quarter of 2022 and the first quarter of 2023, respectively.
See the section entitled "Liquidity and Capital Resources" below and refer to Note 8 to the accompanying Consolidated Financial Statements for further discussion of our convertible notes and the new subordinated notes.
Comparison of the nine month periods ended September 30, 2023 and 2022 (Unaudited)
Interest expense, net increased $3.4 million or 32.5% for the nine months ended September 30, 2023 compared to the prior year period. The increase was primarily due to the interest on the subordinated affiliate notes and the Credit Agreement entered into during the fourth quarter of 2022 and the first quarter of 2023, respectively.
See the section entitled "Liquidity and Capital Resources" below and refer to Note 8 to the accompanying Consolidated Financial Statements for further discussion of these and other notes.

Other Income (Expense), net

					Period-To-Period Change
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	Amount	Percent	Amount	Percent
Other income (expense), net	$447	$4,003	$612	$6,651	$(3,556)	(88.8)%	$(6,039)	(90.8)%
Comparison of the three month periods ended September 30, 2023 and 2022 (Unaudited)
Other income (expense), net decreased $3.6 million, or 88.8% for the three months ended September 30, 2023 compared to the prior year period was primarily driven by the change in the fair value of the Bookings Commitment.
Comparison of the nine month periods ended September 30, 2023 and 2022 (Unaudited)
Other income (expense), net decreased $6.0 million, or 90.8%, for the nine months ended September 30, 2023 compared to the prior year period due to the change in fair value of the Bookings Commitment but was partially offset by a $0.4 million gain due to a litigation settlement in January 2023.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2023, we had cash and cash equivalents of $5.8 million, compared to $1.8 million as of December 31, 2022, of which $0.1 million and $0.8 million, respectively, related to foreign subsidiaries.
As a result of continuing anticipated operating cash outflows we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financing. We may also seek to sell additional equity, through one or more follow-on public offerings or in separate financings, or sell additional debt securities, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. We may also consider delaying our business activities and strategic initiatives, or selling off components of our business. Additionally, we continue to consider all strategic alternatives. We are undertaking a number of actions in order to improve our financial position and stabilize our results of operations including but not limited to, cost cutting, lowering capital expenditures, and implementing hiring freezes. To date, our primary sources of capital have been the private placement of membership interests prior to our IPO, debt financing agreements, including promissory notes with Nant Capital and its affiliates, convertible notes, the sale of our common stock, and proceeds from the sale of components of our business.
Related Party Notes
On August 28, 2023 Nant Capital exchanged $10.0 million aggregate principal amount of the demand promissory note, dated January 4, 2016, as amended and restated on May 9, 2016 and April 27, 2021, respectively, by and between the Company and Nant Capital (the “Nant Capital Note”), for shares of Common Stock at an exchange price per share of $18.61255, in accordance with the terms and conditions of the Nant Capital Note. See Notes 8 and 13 for additional information.

On March 2, 2023, we and the Subsidiary Guarantors, entered into the Credit Agreement with Nant Capital, an affiliate of Dr. Soon-Shiong, our Chairman and former CEO, and Highbridge, as the lenders, and the Agent, as administrative and collateral agent. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $22.5 million that was made in a single drawdown by us at closing (the “Senior Secured Term Loan Facility”).

As disclosed previously, our common stock was suspended from trading from the Nasdaq Global Select Market on May 24, 2023, and began quoting on the OTC Pink on May 24, 2023. Nasdaq filed a Form 25 on July 27, 2023, which cause our common stock to cease to be listed on the Nasdaq Global Select Market, effective August 6, 2023. Ceasing to be listed or quoted on Nasdaq constitutes a “Fundamental Change,” a “Make-Whole Fundamental Change,” a “Repurchase Event,” and a “Delisting Event” under the 2021 Indenture, requiring us to make an offer to repurchase the 2021 Convertible Notes for cash in accordance with the terms of the 2021 Indenture, which we timely issued to the holders of the 2021 Convertible Notes.

On September 29, 2023, we received notice from the Trustee that, pursuant to the terms of 2021 Indenture that Highbridge, as holders of approximately $75.0 million in aggregate principal amount of the 2021 Convertible Notes, have exercised their Repurchase Right, which required the Company to repurchase Highbridge’s 2021 Convertible Notes on October 18, 2023. As of the date of this Quarterly Report on Form 10-Q we have not repurchased the 2021 Convertible Notes held by Highbridge and therefore are in technical default. We are currently in discussions with Highbridge regarding the exercise of its Repurchase Right, and regarding amendments and/or waivers of certain covenants in the 2021 Indenture and under the Credit Agreement, including the Repurchase Right.

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

Capital Expenditures

Our principal material cash requirements consist of obligations under our outstanding debt obligations related to the Senior Secured Term Facility, Nant Capital Note, Airstrip Note, 2021 Convertible Notes, Bookings Commitment, and noncancellable leases for our office space. Refer to Note 8, Note 9, Note 10, and Note 15 to the accompanying Consolidated Financial Statements. As a result of continuing anticipated operating cash outflows we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financing, and our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures and ultimately, generate significant revenue growth. Our plans to raise additional capital, including our ability to consummate any transaction as a result of our strategic review, or take other actions to address the doubt regarding our ability to continue as a going concern, may not be successful. There can be no assurance that the Company would be able to obtain additional liquidity when needed or under acceptable terms, if at all. Refer to “Risk Factors – Our recurring losses and negative cash flow from operations, as well as current cash and liquidity projections, raise substantial doubt about our ability to continue as a going concern.”
Cash Flows
The following table sets forth our primary sources and uses of cash for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,
	2023	2022
Cash (used in) provided by:
Operating activities	$(20,594)	$(25,218)
Investing activities	(2,062)	(4,156)
Financing activities	27,676	354
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(903)	53
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,117	$(28,967)
Our net cash flows from operating activities increased $4.6 million during the nine months ended September 30, 2023 compared to the prior year period primarily driven by an impairment charge of $5.5 million, and a decrease in fair value of our Bookings Commitment of $5.7 million. These net cash inflows were partially offset by decreased net losses of $2.6 million, a reduction in working capital of $1.5 million, a reduction in stock-based compensation expense of $1.2 million, and a reduction of $2.1 million of depreciation and amortization for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Our net cash flows used in investing activities saw a decrease of $2.1 million compared to the prior year period primarily driven by lower investment in internally developed software and purchases of property and equipment for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Our net cash flows from financing activities saw an increase of $27.3 million compared to the prior year period primarily due to related party note and promissory note proceeds and the issuance of common stock, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. These cash flows were partially offset by payments of deferred financing costs and payment of an insurance promissory note.

See the accompanying Consolidated Statements of Cash Flows for additional details around sources and uses of cash.
New Accounting Pronouncements
See Note 2 to the accompanying Consolidated Financial Statements for a discussion of new accounting standards.
Related Party Transactions
See Note 15 to the accompanying Consolidated Financial Statements for a discussion of related party transactions.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We are in default of repayment obligations under the terms of our 2021 Convertible Notes.
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
•In the event we pursue bankruptcy protection, we will be subject to the risks and uncertainties associated with such proceedings.

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
•We are heavily dependent on our senior management, particularly Dr. Rao Haris Naseem, and a loss of a member of our senior management team in the future could harm our business.

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

Risks related to our common stock

•Dr. Soon-Shiong, our Chairman, former Chief Executive Officer and our principal stockholder, and entities affiliated with him, and Dr. Naseem, our Chief Executive Officer and a significant stockholder, and entities affiliated with him, collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.
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

As disclosed in Note 1 of our consolidated unaudited financial statements, we believe that our current level of cash, cash equivalents and marketable securities, together with committed financing facilities, are not sufficient to pay our outstanding debt obligations and fund ongoing operations for at least the twelve-month period after the financial statements are issued without additional funding or financing. The existence of these conditions raises substantial doubt about our ability to continue as a “going concern” for at least the twelve month period following the date the financial statements were issued.

Our financial statements for the quarter ended September 30, 2023 are prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our current cash positions and recurring operating losses have raised substantial doubt about our ability to continue as a going concern for at least the twelve month period following the date the financial statements were issued. As of September 30, 2023, we had cash and cash equivalents of $5.8 million. Further, we have incurred, and expect to continue to incur, negative cash flows in pursuit of our business plans for at least the twelve-month period following the date the financial statements are issued. Without giving effect to the prospect of restructuring our current debt obligations, raising additional capital from Highbridge and Nant Capital, increasing revenue in the near future or executing other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our debt service and other obligations due to third parties. Management’s plans to address this uncertainty are discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our ability to continue as a going concern is dependent upon our success in obtaining additional equity or debt financing, attaining further operating efficiencies, reducing expenditures and ultimately, generating significant revenue growth. Our plans to raise additional capital, including our ability to consummate any equity or debt financing, or take other actions to address any doubt regarding our ability to continue as a going concern, may not be successful. There can be no assurance that we would be able to obtain additional liquidity when needed or under acceptable terms, if at all. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees, and continued cash losses may risk our status as a going concern.

We are in default of repayment obligations under the terms of our 2021 Convertible Notes

On September 29, 2023, we received notice from the Trustee that Highbridge, as the holder of approximately $75.0 million in aggregate principal amount of the 2021 Convertible Notes, had exercised its right under the 2021 Indenture to require us to repurchase its 2021 Convertible Notes, pursuant to the terms of the 2021 Indenture (the “Repurchase Right”), and the Repurchase Right was required to be satisfied on October 18, 2023. As of the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”), we have not repurchased the 2021 Convertible Notes held by Highbridge, which is an event of default under the 2021 Indenture. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Party Notes” of this Quarterly Report for additional information regarding Highbridge’s exercise of its Repurchase Right.

As discussed elsewhere in this Quarterly Report, there is substantial doubt about our ability to continue as a going concern, as we do not currently have adequate financial resources to pay our outstanding debt obligations, including the 2021 Convertible Notes, and to fund our forecasted operating costs for at least twelve months from the filing of this Quarterly Report While we continue to explore additional funding opportunities, there can be no assurance that the necessary financing will be available on terms acceptable to us, or at all. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of our common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. Similarly, there can be no assurance that market conditions and refinancing alternatives will be sufficient to settle or refinance the 2021 Convertible Notes. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. Financial market instability or disruptions to the banking system due to bank failures, particularly in light of the recent events that have occurred with respect to Silicon Valley Bank and Signature Bank, may also adversely affect our ability to enter into financing arrangements and credit facilities. In addition, recent and potential future increases in federal fund rates set by the Federal Reserve, which serve as benchmark rates for borrowing, and other general economic conditions may increase the cost of debt financing or otherwise impact the refinancing of our existing debt.

Although we are actively considering all available strategic alternatives to maximize value, if we are unable to obtain adequate capital resources to fund operations and address our outstanding debt obligations under the 2021 Convertible Notes, we would not be able to continue to operate our business pursuant to our current plans. In particular, if we are unable to satisfy our outstanding repurchase obligations under the 2021 Convertible Notes, or otherwise obtain a waiver or extension of Highbridge’s exercise of its Repurchase Right, the Trustee or holders of at least 25% in aggregate principal amount of the outstanding 2021 Convertible Notes, in each case, may declare the principal of, and all accrued and unpaid interest on, the 2021 Convertible Notes to be immediately due and payable. This may require us to, among other things, materially modify our operations to reduce spending; sell assets or operations; delay the implementation of, or revise, certain aspects of, our business strategy; file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring; or discontinue our operations entirely. Additionally, we cannot provide any assurance that we will be able to obtain any amendments and/or waivers under our 2021 Indenture or the Credit Agreement, including for the Repurchase Right.

Our business would be adversely affected if we are unable to service our debt obligations.

We have incurred substantial indebtedness. Our ability to pay interest and principal when due, comply with debt covenants or repurchase the 2021 Convertible Notes pursuant to Highbridge’s exercise of its Repurchase Right, will depend upon, among other things, sales and cash flow levels and other factors that affect our future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond our control. Given the current economic environment, and ongoing challenges to our business, we may be unable to service our debt obligations, or comply with the other terms of the 2021 Convertible Notes, the Credit Agreement or our other debt instruments, which would among other things, result in an event of default under the 2021 Indenture, the Credit Agreement or our other debt instruments.

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

We have a significant amount of debt outstanding. As of September 30, 2023, we had $113.7 million of notes outstanding.

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

We and our subsidiaries may incur additional indebtedness in the future. Although the 2021 Indenture and the Credit Agreement both contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. For example, the 2021 Indenture does not restrict us from incurring additional debt provided it is subordinate to the 2021 Convertible Notes. To the extent we or our subsidiaries incur additional debt beyond anticipated debt levels, the related risks that we and our subsidiaries face could intensify.

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

We have incurred significant net losses from continuing operations in each fiscal year since inception and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $67.8 million and $58.5 million during the years ended December 31, 2022 and 2021, respectively, and $15.0 million for the three months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $1.2 billion . The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business and enhance our systems infrastructure and platforms. We have grown our business through research and development and the acquisition of assets, businesses and customers. We anticipate that our operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, including through strategic acquisitions, and build and further penetrate our customer base and develop our product and service offerings, including (i) expansion of the features and capabilities of our NaviNet and Eviti product lines and (ii) expanding the OpenNMS solutions through the creation of cloud solutions and the addition of hardware devices for edge monitoring. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

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

On March 2, 2023, we and certain of our subsidiaries as guarantors (the “Subsidiary Guarantors,” and together with us, the “Obligors”), entered into a credit agreement (the “Credit Agreement”) with Nant Capital, LLC (“Nant Capital”), an affiliate of Dr. Patrick Soon-Shiong, our Chairman of the Board and former CEO, and Highbridge Tactical Credit Master Fund, L.P. and Highbridge Convertible Dislocation Fund, L.P. (collectively, “Highbridge Senior Lenders”), as the lenders, GLAS USA, LLC, as administrative agent, and GLAS Americas, LLC, as collateral agent (collectively, “Agent”). The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $22.5 million that was made in a single drawdown by us at closing (the “Senior Secured Term Loan Facility”).

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Senior Secured Term Loan Facility, the 2021 Convertible Notes, the 2022 Nant Capital Note, and the 2022 Airstrip Note, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. For example, under the terms of the 2021 Indenture, we may be required to repurchase the 2021 Convertible Notes at a price equal to 100% of the principal amount of the 2021 Convertible Notes to be repurchased, plus accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the 2021 Indenture).

Concurrently with the execution of, and pursuant to, the Credit Agreement, we also entered into (1) a subordination agreement (the “Subordination Agreement”) with Nant Capital and Airstrip (collectively, the “Affiliated Lenders”), who are holders of certain affiliated debt of ours, and (2) a letter agreement (the “Letter Agreement”) with certain entities affiliated with Highbridge and Nant Capital, who are holders of the 2021 Convertible Notes issued pursuant to the 2021 Indenture. The Subordination Agreement provides, among other things, that any payment of principal of, premium, if any, or interest on certain subordinated debt held by the Affiliated Lenders shall be subordinated and subject in right of payment to the prior payment of the full Senior Secured Term Loan Facility so long as the Senior Secured Term Loan Facility is outstanding. The Letter Agreement, among other things, provided that (1) the holders of the 2021 Convertible Notes shall waive compliance with certain provisions of the 2021 Indenture, including, but not limited to, restrictions on borrowings from an affiliate lender of ours and any current or future Default or Event of Default (as each term is defined in the 2021 Indenture) pursuant to any breach of Section 4.10 of the 2021 Indenture arising from any borrowing made by the affiliated lender to the Company, each such waiver is solely in connection with the Senior Secured Term Loan Facility, (2) prohibit the holders of the 2021 Convertible Notes from exercising any right to require us to repurchase any or all of the 2021 Convertible Notes upon the occurrence of a Fundamental Change (as defined in the 2021 Indenture) solely in connection with our common stock being delisted from the Nasdaq Global Select Market or similar securities exchange for a period beginning on the Closing Date (as defined in the Credit Agreement) and ending on the date that is five (5) months after the Closing Date, and (3) restricts the holders of the 2021 Convertible Notes from disposing of or otherwise transferring the 2021 Convertible Notes to any person other than an affiliate of such holder, until the approval of the Indenture Consent (as defined in the Letter Agreement). All such terms of the Letter Agreement have been performed or have lapsed.

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

In the event we pursue bankruptcy protection, we will be subject to the risks and uncertainties associated with such proceedings.

In the event we file for relief under the United States Bankruptcy Code, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our customers, business partners, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the United States Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to force us to into Chapter 7 proceedings rather than Chapter 11 proceedings and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans, including the holders of our 2021 Convertible Notes. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for us. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek Bankruptcy protection we will emerge from Bankruptcy protection as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

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

During the year ended December 31, 2022 we derived 27.7% of our revenue through a single channel partner, who contracts with various health plans and other healthcare entities to manage the utilization of specialty health services for their covered members, and another 13.0% of our revenue through a customer of our NaviNet solution. On June 30, 2022, we received a notice of termination from the single channel partner, and such termination became effective June 30, 2023. In addition, one of our NaviNet customers representing approximately 9% of our total revenue for the year ended December 31, 2022, and approximately 10% of our total revenue for the nine months ended September 30, 2023, does not plan to renew its contract. The contract expires in July 2024. Further, another of our NaviNet customers representing approximately 13% of our total revenue for the year ended December 31, 2022, and approximately 17% of our total revenue for the nine months ended September 30, 2023, has announced a transition from NaviNet to a different platform, which we expect will result in a reduction of the level of service this customer has historically generated with us. We cannot guarantee that we will be able to find new sources of revenue to offset the termination by this channel partner or the above mentioned NaviNet customer, or the transition away from NaviNet by the other above mentioned NaviNet customer, or any of our other customers or partners will continue to contract for our services or acquire new services. We continue to engage in discussions with both NaviNet customers regarding supplemental services and business opportunities that may extend beyond the service termination date or transition, respectively, but if we are unable to successfully retain the NaviNet customers or they do not engage with us for supplemental services or new business opportunities, our revenue could be greatly reduced, which would materially and adversely affect our business.

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

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service. These licenses are generally commercially available on varying terms; however, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. In addition, we may not be able to secure enough hardware components at reasonable prices or of acceptable quality in a timely manner in the quantities or configurations needed. For example, in response to a surge in COVID-19 infections in the first half of 2022, the Chinese government imposed lockdowns in certain parts of the country, which has had, and may continue to have, a negative impact on manufacturing and/or supply chains. If as a result of global economic or political instability, such as the ongoing escalation of the situation in Ukraine or the Middle East, other disease outbreaks, or supply issues, we, our third-party vendors or our contractors could experience shortages, business disruptions or delays for materials sourced or manufactured in the affected countries, their ability to supply hardware components may be affected. If any of these events occur, our business and operating results could be harmed. Accordingly, if any of the foregoing occurs, our ability to commercialize our services, revenue and gross margins could suffer until lockdowns from COVID-19 infections are reduced and supply issues or business disruptions are resolved.

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

We are heavily dependent on our senior management and Chairman, particularly Drs. Patrick Soon-Shiong and Rao Haris Naseem, and a loss of a member of our senior management team in the future could harm our business.

If we lose members of our senior management or board of directors, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the continued performance and active participation of certain key individuals, including Dr. Soon-Shiong, our Chairman, former Chief Executive Officer and our principal stockholder, and Dr. Naseem, our Chief Executive Officer and a significant stockholder of ours. Dr. Soon-Shiong continues to primarily focus on ImmunityBio, Inc., a publicly-traded, clinical-stage immunotherapy company, of which he is Executive Chairman and Global Chief Scientific and Medical Officer. Dr. Soon-Shiong will also devote time to other companies operating under NantWorks, a collection of multiple companies in the healthcare and technology space that Dr. Soon-Shiong founded in 2011. We do not believe Dr. Soon-Shiong has any material conflicting obligations as a result of his involvement with other companies. Additionally, we are dependent on commercial relationships with various other parties affiliated with NantWorks and with Dr. Soon-Shiong and we may enter into additional relationships in the future. If Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all. In addition, Dr. Naseem continue to primarily focus on Summus Holdings, LLC and its portfolio companies. We do not believe Dr. Naseem has any material conflicting obligations as a result of his involvement with these other companies. The risks related to our dependence upon Drs. Soon-Shiong and Naseem are particularly acute given their ownership percentage and role in our company. If we were to lose either Dr. Soon-Shiong or Dr. Naseem, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. As of September 30, 2023, the total value of our goodwill and intangible assets, net of accumulated amortization was $123.5 million. If our acquisitions do not yield expected returns, we have in the past, and may in the future, be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. For example, in the third quarter of 2023 we, as part of a review of certain intangible assets related to our OpenNMS business, determined that the assets were not recoverable and recognized an impairment charge of approximately $1.7 million to fully amortize the remainder of the customer relationships, developed technology, trade name, and installed user base. We also determined that certain internally developed software assets related to our OpenNMS business were not recoverable and recognized an impairment charge of approximately $3.8 million.

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

Events such as recessions, inflation, disruptions and uncertainty in global financial markets and other adverse global developments, including those related to the Russia-Ukraine war, or the conflict in the Middle East, have caused, and could, in the future, cause economic and market slowdown or downturn. The resulting impacts of such slowdown or downturn may lead to reduced consumer and commercial spending, consumption and demand, increased costs of business operations, rising prices of goods and services and decreased corporate profitability. As such, this could negatively impact the businesses and customers that we work with and have a materially adverse effect on our own business, financial condition, overall performance and results and ability to forecast our operations and make decisions about future investments and endeavors.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market. Moreover, we do not have any written contractual agreements with respect to any intellectual property and technology that relate to our business developed in the future by our Chairman and former CEO, Dr. Soon-Shiong. In the event we are unable to protect our intellectual property and proprietary information, including in particular with respect to such property or information created by Dr. Soon-Shiong, our business would be adversely affected. In addition, our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation.

We have developed, acquired, and licensed various patents and patent applications and we possess substantial know-how, copyrights and trade secrets relating to the development and commercialization of healthcare technology products and services. In January 2016, we acquired NaviNet, a leading payer-provider collaboration platform. As part of this and other acquisitions, we acquired patents and other intellectual property. As of September 30, 2023, our patent portfolio consisted of the following matters relating to our proprietary technology and inventions: (i) twenty one (21) issued U.S. utility patents and two (2) issued U.S. design patents; (ii) eighteen (18) pending U.S. utility patent applications; (iii) eighteen (18) issued patents outside the United States; and (iv) six (6) patent applications pending in jurisdictions outside the United States. Twenty five (25) of these assets are jointly owned. We believe we have intellectual property rights that are necessary to commercialize our healthcare technology products and services. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.

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

Risks related to our common stock

Dr. Soon-Shiong, our Chairman, former Chief Executive Officer and our principal stockholder, and entities affiliated with him, and Dr. Naseem, our Chief Executive Officer and a significant stockholder, and entities affiliated with him, collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of November 20, 2023, our Chairman and our principal stockholder, Dr. Soon-Shiong, and entities affiliated with him, collectively beneficially own approximately 77% of the voting power of our common stock. In addition, Dr. Naseem, our Chief Executive Officer and a significant stockholder of ours, and entities affiliated with him, collectively beneficially own approximately 14% of the voting power of our common stock. As a result, Dr. Soon-Shiong and Dr. Naseem and their affiliates have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Our certificate of incorporation contains a waiver of the corporate opportunities doctrine for NantWorks and its affiliates, which includes our Chairman, and therefore covered persons have no obligations to make opportunities available to us.

NantWorks, which is controlled by our Chairman, and its affiliates, beneficially owns approximately 62% of the voting power of our common stock as of April 13, 2023.

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

Prior to our initial public offering in June 2016, there was no public market for our common stock. Although our common stock was listed on The Nasdaq Global Select Market (Nasdaq"), and subsequent to our delisting from Nasdaq, quoted on the OTCQB Venture Market ("OTCQB") from May 2023 until October 2023 and the OTC Pink, effective October 2023, the market for our shares has demonstrated varying levels of trading activity. Further, because a significant amount of our common stock following our initial public offering is and is expected to continue to be held by our Chairman, Dr. Soon-Shiong, and entities affiliated with him, we have relatively small historic trading volumes. As a result of these and other factors, you may not be able to sell your common stock quickly or at or above the price you purchased your stock or at all. Further, an inactive market may also impair our ability to raise capital by selling additional common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our common stock as consideration. Beginning in October 2023 we began trading on OTC Pink due to a failure to regain public float compliance.

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

In addition, the stock market in general, and the OTC and the healthcare industry in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies, including the current macroeconomic trends and geopolitical events. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and would harm our business operating results or financial condition.

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

After additional consideration, we determined that it was no longer in our best interest to pursue continued listing of our common stock on the Nasdaq Global Select Market and withdrew our request for a hearing on May 19, 2023. On May 22, 2023, we received notice from Nasdaq that our shares would be suspended at the open of business on May 24, 2023, and our common stock began trading on the OTC Pink under a new symbol “NHIQ” on May 24, 2023. On May 30, 2023, our common stock began trading on the OTCQB Venture Market (the “OTCQB”), and Nasdaq filed a Form 25 Notification of Delisting with the Securities Exchange Commission (“SEC”) on July 27, 2023. In October 2023, the OTC Markets Group, Inc. (“OTC”) transferred our common stock from OTCQB to the OTC Pink as a result of our public float falling below the 10% requirement to remain quoted on OTCQB after consummation of the August 2023 Stock Purchase Agreement.

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

Trading on the OTC can be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common shares were quoted on OTCQB until October 2023 and were subsequently transferred to OTC Pink. There is no cost of such quotation and related services from the OTC. Trading in stock quoted on the OTC is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our Company. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC is not a stock exchange, and trading of securities on the OTC is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the New York Stock Exchange. Accordingly, our stockholders may have difficulty reselling any of their shares. A number of brokerage houses will not trade our securities for customers because we trade on the OTC.

We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will be required to devote substantial time to public company compliance initiatives.

As a public company, listed in the United States, and increasingly after we no longer qualify as a “smaller reporting company,” we have incurred and will continue to incur significant additional legal, accounting and other expenses as a result of operating as a public company. In addition, changing laws and regulations and standards relating to corporate governance and public disclosure, including compliance with the Sarbanes-Oxley Act, as well as rules implemented by the SEC and OTC, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel have and will continue to devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and, as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including provisions of the Sarbanes-Oxley Act, Dodd-Frank Act and rules adopted by the SEC and OTC, will likely result in increased costs to us as we respond to their requirements. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may elect to deregister our common stock under the Exchange Act and suspend our reporting obligations. Such deregistration and suspension would result in less disclosure about us and may negatively affect the liquidity and trading prices of our common stock.

Due to the relatively high cost of being a public company in the United States and our limited resources, our Board of Directors may elect to voluntarily deregister our common stock under the Exchange Act and suspend our reporting obligations with the SEC, possibly in combination with beginning to satisfy the alternative reporting standard of the OTC to continue the quotation of our common stock on the OTC Pink. No Board approval of deregistration has taken place, but in the future, the Board may authorize the Company to file with the SEC a Form 15 to voluntarily suspend our reporting obligations under Section 15(d) of the Exchange Act. If the Board approves such deregistration, we would file a Form 15 and our obligations to file periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, would be suspended immediately upon the filing of the Form 15 with the SEC. Following any such suspension, we would not expect to publish periodic financial information or furnish such information to our stockholders except as may be required by applicable laws or, if the Board so elects, as part of the alternative reporting standard of the OTC, which requires companies to provide less information compared to the requirements under Section 13 and Section 15(d) of the Exchange Act. As a result of the foregoing factors, deregistration and suspension may result in less disclosure about us and may negatively affect the liquidity and trading prices of our common stock.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Dr. Soon-Shiong, our Chairman and former CEO (who, with entities affiliated with him, beneficially own approximately 77% of the voting power of our common stock, as of September 7, 2023), to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
There have been no unregistered sales of securities other than previously disclosed by us in our Current Report on Form 8-K, as filed with the SEC on August 30, 2023.
Recent Repurchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits Index
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit	Filing	Filed
				Date	Herewith

10.1 †	Stock Purchase Agreement, dated August 28, 2023		10.1	August 30, 2023

10.2 #	Employment Agreement between Rao Haris Naseem, M.D. and the Registrant.		10.1	September 13, 203

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

# Represents a management contract or compensatory plan

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

NantHealth, Inc.

(Registrant)

Date:	November 22, 2023	By:	/s/ Rao Haris Naseem, M.D.
		Name:	Rao Haris Naseem, M.D.
		Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 22, 2023	By:	/s/ Bob Petrou
		Name:	Bob Petrou
		Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)